Form 10-Q
period 2007-03-31
Comverge, Inc.
filed 2007-05-22
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-33399

Comverge, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	22-3543611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Eagle Rock Avenue, Suite 190 East Hanover, New Jersey 07936	07936
(Address of principal executive offices)	(Zip Code)

(973) 884-5970

(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one): Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 18,064,220 shares of the Registrant’s common stock, $.01 par value per share, outstanding on May 21, 2007.

Comverge, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$618	$3,774
Accounts receivable, net	7,044	5,736
Inventory, net	1,237	1,348
Deferred costs	3,708	2,228
Other current assets	3,445	2,419

Total current assets	16,052	15,505

Property and equipment, net	12,385	12,405
Goodwill and other intangible assets, net	671	694
Other assets	1,466	232

Total assets	$30,574	$28,836

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,633	$3,046
Deferred revenue	9,784	6,092
Accrued expenses	4,623	4,369
Other current liabilities	1,462	914
Short-term debt	1,000	—

Total current liabilities	19,502	14,421

Long-term liabilities
Long-term debt	5,831	5,000
Other liabilities	1,078	1,016

Total long-term liabilities	6,909	6,016

Stockholders’ equity
Convertible preferred stock
Series A, $.001 par value per share, authorized 5,201,000 shares; issued and outstanding 5,200,573 shares as of March 31, 2007 and December 31, 2006; liquidation preference of $32,516 as of March 31, 2007 and December 31, 2006	21,438	21,438
Series B, $.001 par value per share, authorized 3,937,688 shares; issued and outstanding 2,820,439 as of March 31, 2007 and December 31, 2006; liquidation preference of $20,449 as of March 31, 2007 and December 31, 2006	13,568	13,568
Series C, $.001 par value per share, authorized 800,000 shares; issued and outstanding 550,000 as of March 31, 2007 and December 31, 2006; liquidation preference of $8,250 as of March 31, 2007 and December 31, 2006	5,411	5,411
Series A-2, $.001 par value per share, authorized 18,038 shares; issued and outstanding 18,038 shares as of March 31, 2007 and December 31, 2006; liquidation preference of $150 as of March 31, 2007 and December 31, 2006	100	100
Common stock, $.001 par value per share, authorized 15,909,482 shares; issued and outstanding 3,641,948 and 3,489,922 shares as of March 31, 2007 and December 31, 2006, respectively	4	3
Additional paid-in capital	20,377	20,099
Accumulated deficit	(56,735)	(52,220)

Total stockholder’s equity	4,163	8,399

Total liabilities and stockholder’s equity	$30,574	$28,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue
Product	$4,079	$4,534
Service	1,656	1,333

Total revenue	5,735	5,867

Cost of revenue
Product	2,777	3,077
Service	817	159

Total cost of revenue	3,594	3,236

Gross profit	2,141	2,631
Operating expenses
General and administrative expenses	4,245	3,165
Marketing and selling expenses	1,899	1,961
Research and development expenses	273	213

Operating loss	(4,276)	(2,708)

Interest and other expense, net	232	75

Loss before income taxes	(4,508)	(2,783)
Provision for income taxes	7	—

Net loss	$(4,515)	$(2,783)

Net loss per share
Basic and diluted	$(1.25)	$(0.89)

Weighted average number of shares used in computation	3,602,912	3,140,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(4,515)	$(2,783)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	141	114
Stock-based compensation	125	10
Amortization of debt issuance costs	56	19
Other	—	13
Changes in operating assets and liabilities
Accounts receivable, net	(1,305)	(635)
Inventory, net	(155)	(382)
Deferred costs and other assets	(1,848)	(388)
Accounts payable	91	97
Accrued expenses and other liabilities	1,225	(273)
Deferred revenue	3,692	2,698

Net cash used in operating activities	(2,493)	(1,510)

Cash flows from investing activities
Purchases of property and equipment	(797)	(825)
Funding of termination benefits	(3)	(118)

Net cash used in investing activities	(800)	(943)

Cash flows from financing activities
Proceeds from exercises of stock options	154	66
Proceeds from Series C preferred stock, net of issuance costs of $89	—	5,411
Borrowings under credit agreement	1,831	—
Payment of initial public offering costs	(1,008)	—
Payment of debt issuance costs	(840)	—

Net cash provided by financing activities	137	5,477

Net change in cash and cash equivalents	(3,156)	3,024
Cash and cash equivalents at beginning of period	3,774	2,606

Cash and cash equivalents at end of period	$618	$5,630

Cash paid for interest	$137	$74

Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(9)	(33)
Increase in fixed assets resulting from transfer of inventory	$275	435

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(in thousands, except share and per share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount

Balances as of December 31, 2006	5,200,573	$21,438	2,820,439	$13,568	550,000	$5,411	18,038	$100	3,489,922	$3	$20,099	$(52,220)	$8,399
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	152,026	1	153	—	154
Noncash stock compensation	—	—	—	—	—	—	—	—	—	—	125	—	125
Net loss	—	—	—	—	—	—	—	—	—	—	—	(4,515)	(4,515)

Balances as of March 31, 2007	5,200,573	$21,438	2,820,439	$13,568	550,000	$5,411	18,038	$100	3,641,948	$4	$20,377	$(56,735)	$4,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation, and Liquidity

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) Smart Grid solutions to utilities and other energy customers consisting of demand response systems made up of hardware, software and installation services (“Smart Grid Solutions Group”), and (ii) Alternative Energy Resources through which the Company provides electric capacity to its utility customers during periods of peak energy demand (“Alternative Energy Resources Group”). Prior to April 2003, the Company was a wholly-owned subsidiary of Acorn Factor, Inc. (formerly known as Data Systems & Software, Inc.) (“AFI”).

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position at March 31, 2007, the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006, and changes in stockholders’ equity for the three months ended March 31, 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2006 filed on Form S-1/A, Amendment 9.

The condensed consolidated balance sheet as of December 31, 2006, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

Reverse Stock Split

On April 18, 2007, the Company affected a 1-for-2 reverse stock split of its common stock in connection with the closing of its initial public offering. All common shares and per share amounts have been retroactively restated in the accompanying condensed consolidated financial statements and notes for all periods presented.

Liquidity

The Company has a history of recurring losses and negative cash flows from operations. Historically, the Company has funded cash needs through the issuance of preferred stock and subordinated convertible debt financing. On April 18, 2007, the Company completed the initial public offering of its common shares. Aggregate proceeds from the offering, net of related expenses, were approximately $86.1 million. We plan to use these net proceeds to finance the capital requirements of our current and future Virtual Peaking Capacity (“VPC”) contracts, to finance research and development, to repay indebtedness, to fund any cash consideration for future acquisitions and for other general corporate purposes. We believe that available cash and cash equivalents, including the net proceeds of the initial public offering will be sufficient to meet the Company’s capital needs for at least the next 12 months.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s operations are subject to certain risks and uncertainties, including, among others: its history of annual losses since inception, its potential requirement to make refunds to customers, significant revenues from contracts with a small number of customers, its ability to fully receive the payments estimated from its long-term contracts and recognize revenues from its backlog, its failure to meet product development milestones, its dependency on utility industry customers for its revenues, lengthy sales cycles, the highly competitive nature of the markets in which it operates, its ability to expand strategic partnerships to market its products, its reliance on key third-parties to manufacture its products, its use of technology licensed from third-parties, intellectual property litigation, increases in terminations by residential and commercial customers, and the need to retain key personnel. Any of these factors could impair its ability to expand its operations or to generate significant revenue from those markets in which it operates. As a result of the above and other factors, the Company’s earnings and financial condition can vary significantly from quarter-to-quarter and year-to-year.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, the Company recognizes revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its Alternative Energy Resources Group related to certain long-term VPC contracts until such time as the annual contract price is fixed and determinable. Revenue is invoiced on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

The deferred revenue and deferred cost of revenue related to VPC contracts as of March 31, 2007 and December 31, 2006 are provided below:

	March 31, 2007	December 31, 2006
Deferred revenue	$9,119	$4,643
Deferred cost of revenue	3,338	1,478

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, right to use software, hardware and hosting services. The Company considers the applicability of Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to multiple element arrangements that include software hosting services. For contracts that include software hosting services, the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty. Therefore, in accordance with EITF 00-3, AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, does not apply to these contracts. Accordingly, these contracts are accounted for in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting. Because

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

the Company does not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting. Accordingly, revenue for all elements is recognized ratably over the longer of the estimated customer relationship period or the life of the contract, once all revenue recognition requirements are met. Straight-line attribution is used because there is no other discernible pattern of use that suggests that revenue is earned or obligations are fulfilled in a different pattern.

Our Smart Grid Solutions Group sells hardware products directly to utilities for use and deployment by the utility. The Company recognizes revenue for such sales when persuasive evidence of an arrangement exists, delivery has occurred, the buyer’s price is fixed or determinable and collectibility is reasonably assured consistent with the guidance of SAB 104, Revenue Recognition. These sales are not multiple element arrangements and involve no ongoing obligation.

In addition, our Smart Grid Solutions Group provides installation services under a long-term service contract with one of our customers. The Company recognizes revenue for such sales when persuasive evidence of an arrangement exists, services have been rendered, the buyer’s price is fixed or determinable and collectibility is reasonably assured consistent with the guidance of Staff Accounting Bulletin 104, Revenue Recognition.

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company records incentive payments made to participants in its VPC programs as cost of revenue.

Comprehensive Income

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. There was no difference between the Company’s net loss and its total comprehensive loss for the three month periods ended March 31, 2007 and 2006, respectively.

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the quarter ended March 31, 2007, the Company had 3 customers which accounted for 38% of the Company’s revenue. The total accounts receivable from these customers were $1.0 million as of March 31, 2007 or 14% of net accounts receivable outstanding. No other customer accounted for more than 10% of the Company’s total revenue during the quarters ended March 31, 2007 and 2006.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for the Company’s financial statements issued in 2008. The Company believes that SFAS No. 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that SFAS No. 159 will not have a material impact on its consolidated financial statements.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or March 31, 2007.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three month periods ended March 31, 2007 and 2006, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	March 31, 2007	December 31, 2006
Series A convertible preferred stock	5,200,573	5,200,573
Series B convertible preferred stock	2,820,439	2,820,439
Series C convertible preferred stock	550,000	550,000
Series A-2 convertible preferred stock	18,038	18,038
Subordinated debt convertible to Series B convertible preferred stock	551,693	551,693
Outstanding options	1,760,326	1,979,479
Outstanding warrant	250,000	250,000

Total	11,151,069	11,370,222

4. Inventory, net

Inventory as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Raw materials and supplies	$696	$589
Finished goods	541	759

Total inventory, net	$1,237	$1,348

5. Other Current Assets

Other current assets as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Capitalized initial public offering costs	$2,435	$1,731
Prepaid expenses	308	229
Employee termination benefits	260	252
Other	442	207

Total other current assets	$3,445	$2,419

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

6. Long-Term Debt

In April 2003, we entered into a loan and security agreement, as amended, or the senior loan agreement, with Silicon Valley Bank. The senior loan agreement expires in March 2008, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, the senior loan agreement has a revolving line of credit up to $4.0 million, including letters of credit up to $3.0 million. As of March 31, 2007, we had borrowings under the senior loan agreement of $1.0 million and availability of approximately $2.3 million based upon the borrowing base calculated pursuant to the formula described above. Following the completion of our initial public offering the amount outstanding under the senior loan agreement was repaid.

In January 2007, our Alternative Energy Resources Group entered into a credit agreement with General Electric Capital Corporation to provide it with up to $40 million of borrowings to fund capital expenditures related to our VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit facility up to $3.0 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement are collateralized by all of the Alternative Energy Resources Group’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. As of March 31, 2007, there was $1.8 million of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $35.2 million.

In June 2005, we entered into a $4.0 million subordinated convertible loan agreement with Partners for Growth, L.P. The convertible debt under this agreement matures in June 2010. The convertible debt bears interest at 3% plus the three-month LIBOR rate. The convertible debt requires payment of interest only, provided that we meet or exceed certain pro forma revenue targets calculated on a quarterly basis during the term. If we do not meet or exceed such revenue targets, at the option of the lender, the convertible debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. No principal payments have been required to date, and none are expected to be required during 2007. The lender may convert the principal amount of the convertible debt into our Series B convertible preferred stock at a price of $7.24 per share at any time during the term of the convertible debt. We have the right to convert the principal amount of the convertible debt under the same terms, upon a qualified public offering of our common stock, which occurs when the offering price of our common stock is at least $14.00 per share and we receive at least $30 million of gross cash proceeds. The entire principal amount of the convertible debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the convertible debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the result at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a non-detachable warrant to purchase 551,693 shares of our Series B convertible preferred stock at a price of $7.24 per share. The convertible debt is collateralized by a second lien on substantially all of our assets and is subordinated in right of payment to the senior loan agreement. The convertible debt contains customary restrictive covenants. We were in compliance with these covenants as of March 31, 2007. As of March 31, 2007, $4.0 million of principal remained outstanding under the convertible debt. Following our initial public offering in April, 2007, the lender converted $1.0 million into 138,121 shares of common stock.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Long-term debt as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Senior loan agreement with a U.S. bank, collateralized by substantially all of the Company’s assets not related to our Alternative Energy Resources Group, maturing in March 2008, interest payable at a variable rate (10.25% as of March 31, 2007 and December 31, 2006)	$1,000	$1,000
Credit agreement with a U.S. corporation, collateralized by all of Alternative Energy Resources, Inc.’s assets, expiring January 2014, interest payable at a variable rate (8.07% as of March 31 2007)	1,831	—
Convertible Debt, collateralized by a second lien on substantially all of the Company’s assets, maturing in June 2010, interest payable monthly at a variable rate of interest (8.36% and 8.37% as of March 31, 2007 and December 31, 2006, respectively)	4,000	4,000

Total debt	6,831	5,000
Less: current maturities	1,000	—

Total long-term debt, net of current maturities	$5,831	$5,000

7. Stock-Based Compensation

The Company’s stock option plan provides for the granting to officers, directors and other certain employees of the Company options to purchase shares of common stock at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than ten years. The purchase price must be paid in cash. As of March 31, 2007, the Company had 1,760,326 issued and outstanding options. Since 2003, 563,307 options have been exercised by optionees. Options expire between five years and ten years from the date of the grant. The options generally vest over a two to four year period from the date of the grant. As of March 31, 2007, 2,395,710 options were available for grant under the plan.

A summary of the Company’s options outstanding as of March 31, 2007, as well as changes during the three month period then ended, is presented below:

	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2006	1,991,105	$2.10	$0.58 - $10.88
Granted	19,666	$13.92	$11.24 - $14.10
Exercised	(152,026)	$1.01	$0.58 - $ 4.00
Cancelled	(95)	$0.82	$0.82 - $ 0.82
Forfeited	(98,324)	$2.98	$0.74 - $14.10

Outstanding at end of March 31, 2007	1,760,326	$2.31	$0.58 - $14.10

Exercisable at end of period	889,790	$1.92	$0.58 - $10.34

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Outstanding as of March 31, 2007
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Number Exercisable
	(In Shares)	(In Years)	(In Shares)
$0.58 - $0.82	870,765	5.2	278,143
$2.40 - $3.18	659,408	3.2	586,040
$4.00	93,500	6.3	21,218
$8.00	48,500	6.6	3,437
$10.34 - $11.24	69,903	6.7	952
$14.10	18,250	7.0	—

	1,760,326	4.6	889,790

The fair value of the common stock was determined by the Company contemporaneously with the grants based on the valuation indications for the common stock received from the Company’s investment bankers as part of the public offering process. The weighted average grant-date fair value of 19,666 options granted the three month period ended March 31, 2007 was $8.34. The Company utilized the Black-Scholes option pricing model to estimate fair value of options issued in the first quarter of 2007, utilizing the following assumptions (weighted averages based on grants during the period):

Three Months Ended March 31, 2007
Risk-free interest rate	4.46%
Expected term of options, in years	4.5
Expected annual volatility	70%
Expected dividend yield	0%

8. Segment Information

The Company has two operating segments: the Alternative Energy Resources Group and the Smart Grid Solutions Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities on an outsourced basis under long-term contracts. The Alternative Energy Resources Group accomplishes this by developing, owning, and managing a demand response network on behalf of the utility. The Alternative Energy Resources group also provides utilities program management and marketing services on an outsourced basis. Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Alternative Energy Resources Group purchases demand response hardware and software from the Smart Grid Solutions Group. All inter-operating segment revenues are eliminated in consolidation. Smart Grid Solutions Group product hardware and software cost of revenue include materials, labor and overhead. Within the Alternative Energy Resources Group, cost of revenue are based on operating costs, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network. Operating expenses directly associated with each operating segment include sales, marketing, product development and administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense) and amortization expense are not allocated to the operating segments nor included in the measure of segment profit or loss. The Company does not allocate assets and liabilities to its operating segments. All depreciation expense was directly related to the operating segments for the three month periods ended March 31, 2007 and 2006.

The following tables show revenue for each of the Company’s operating segments.

	Three Months Ended March 31, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$5,272	$823	$—	$(360)	$5,735
Cost of revenue	3,346	526	—	(278)	3,594

Gross profit	1,926	297	—	(82)	2,141
Operating expenses
General and administrative expenses	1,171	1,282	1,792	—	4,245
Marketing and selling expenses	516	965	418	—	1,899
Research and development expenses	273	—	—	—	273

Total operating expenses	1,960	2,247	2,210	—	6,417

Operating loss	$(34)	$(1,950)	$(2,210)	$(82)	$(4,276)

	Three Months Ended March 31, 2006
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$6,067	$165	$—	$(365)	$5,867
Cost of revenue	3,550	11	—	(325)	3,236

Gross profit	2,517	154	—	(40)	2,631
Operating expenses
General and administrative expenses	1,043	959	1,163	—	3,165
Marketing and selling expenses	687	1,143	131	—	1,961
Research and development expenses	213	—	—	—	213

Total operating expenses	1,943	2,102	1,294	—	5,339

Operating income/(loss)	$574	$(1,948)	$(1,294)	$(40)	$(2,708)

Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs”. Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9. Subsequent Events

Initial Public Offering

The Company’s Registration Statement on Form S-1, Amendment No. 9, (File No. 333-137813) related to our initial public offering was declared effective by the SEC on April 12, 2007. A total of 5,300,000 shares of the Company’s common stock were registered with the SEC. The aggregate offering price was $95.4 million less underwriting discounts of $6.7 million and other offering costs of $2.6 million.

Following the initial public offering, the underwriters of the Company’s initial public offering exercised their option to purchase 795,000 shares of the over-allotment of the Company’s common stock per the terms of our underwriting agreement. Shares purchased under the over-allotment were sold by the selling shareholders and the Company received no proceeds from the sale of the over-allotment shares.

All net proceeds have been invested in interest bearing, investment-grade securities. We plan to use these net proceeds to finance the capital requirements of our current and future VPC contracts, to finance research and development, to repay $1.0 million of indebtedness under the senior loan agreement, to fund any cash consideration for future acquisitions and for other general corporate purposes. We believe that available cash and cash equivalents, including the net proceeds of the initial public offering will be sufficient to meet its capital needs for at least the next 12 months.

On April 18, 2007, the holder of the convertible debt converted $1.0 million of such debt into 138,121 shares of Series B preferred stock. The Series B preferred stock was converted to common shares on a one share for one share basis effective with the closing of the initial public offering on April 18, 2007.

Concurrent with the closing of the initial public offering on April 18, 2007, all of the Company’s then outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series A-2 preferred stock converted on a one share for one share basis to common stock. The number of shares converted was 5,200,573, 2,820,439, 550,000 and 18,038 of Series A, Series B, Series C and Series A-2 preferred stock, respectively.

As a result of the initial public offering, a significant amount of stock options were exercised subsequent to March 31, 2007. The total number of stock options exercised from April 1, 2007 through the date of this filing was 359,547 shares.

New Customer Contract

In May 2007, we executed a new VPC contract with Nevada Power Company to provide up to 126 megawatts of contracted capacity.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this filing should be read as applying to all related forward-looking statements wherever they appear in this filing. We undertake no obligation to update any forward-looking statement. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” in our Registration Statement on Form S-1(File No. 333-137831) as amended, filed with the SEC on April 12, 2007, and elsewhere in this filing.

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this quarterly report on Form 10-Q and our Registration Statement on Form S-1.

Overview

We are a leading provider of clean energy solutions that improve grid reliability and enable utilities to increase available electric capacity through reduced energy consumption during periods of peak energy demand on a more cost-effective basis than conventional alternatives. We provide our clean energy solutions through two operating segments, the Smart Grid Solutions Group and the Alternative Energy Resources Group. Our Smart Grid Solutions Group develops and delivers state-of-the-art demand response, smart metering, advanced metering initiative, advanced meter reading and other monitoring and control hardware and software, which allow our utility customers to measure, manage, shift and reduce energy consumption in real-time. Our Alternative Energy Resources Group primarily offers our Virtual Peaking Capacity, or VPC, programs, through which we provide electric capacity to our utility customers during periods of peak energy demand by remotely operating high energy-consuming devices, such as central air conditioners, water heaters and pool pumps. We provide this capacity by developing, owning and operating energy load management systems through long-term, pay-for-performance contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatt hours of capacity that we provide.

We first introduced our VPC programs in 2003. We expect that the growth and acceptance of our VPC programs will expand the growth of our business as a whole. Our total revenues grew from $17.3 million for the year ended December 31, 2004 to $33.9 million for the year ended December 31, 2006. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $56.7 million as of March 31, 2007. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. However, in 2002 we made the strategic decision to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers through our VPC programs. We have since made significant investments in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition costs such as advertising and participant incentive payments. Our net losses since 2002 have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs.

As a result of investments in our VPC programs, revenues from our Alternative Energy Resources Group have represented an increasing percentage of our total revenues, growing from 7% of our total revenues for the year ended December 31, 2004 to 52% of our total revenues for the year ended December 31, 2006. We plan to continue the expansion and development of our VPC programs to grow our revenues and customer base, which will include increased marketing and operating expenses. In the three months ended March 31, 2007, we entered into two new VPC contracts and amended an existing VPC contract that increased the capacity under contract by 149 megawatts in the aggregate. As of March 31, 2007, our existing VPC contracts represented potential capacity of 369 megawatts. We had built out 189 megawatts of capacity as of March 31, 2007 compared to 109 megawatts as of March 31, 2006. This includes 9 megawatts of capacity built in excess of the VPC contract requirements. Under our VPC contracts, we have the option to build excess capacity. We do this to ensure we are able to provide the maximum amount of contracted capacity in the event of a lower measurement and verification result and to offset against potential participant terminations. We expect to incur approximately $22.5 million in capital expenditures over the next three years to build out the remaining 189 megawatts under existing VPC programs, of which we expect to incur approximately $6.6 million through December 31, 2007. If we are awarded additional VPC contracts in the future, we will invest additional amounts to build out those new programs. In the short-term, our success operating such contracts would have a negative effect on earnings because of the consumer acquisition costs that we incur during the installation phase of the contract. These increased costs may cause us to incur net losses in the foreseeable future.

Following the completion of our initial public offering on April 18, 2007, we expect our general and administrative expenses will increase as a result of becoming a public company. We currently anticipate that our total annual general and administrative expenses following the completion of the offering will increase by approximately $1.5 million. This increase will result from the cost of accounting and support services which we expect to incur after the completion of this offering, including costs related to compliance with the Sarbanes-Oxley Act of 2002 and the staffing of an internal audit function, filing annual and quarterly reports with the SEC, increased audit fees, investor relations, directors’ compensation, directors’ and officers’ insurance, legal fees, registrar and transfer agent fees and Nasdaq Global Market fees. Our financial statements following this offering will reflect the impact of these increased expenses, making it more difficult to compare our financial statements with periods prior to the completion of this offering.

Our company was formed in 1997 by Acorn Factor, Inc. We operated as a wholly-owned subsidiary of Acorn Factor, Inc., which funded our operating and capital requirements until April 2003. Since such time, we have raised an aggregate of $40.9 million in proceeds from the sale of shares of our preferred stock, $4.0 million in subordinated convertible debt financing and put in place a senior loan agreement under which we had $1.0 million outstanding as of March 31, 2007. In January 2007, we entered into a credit facility with General Electric Capital Corporation to fund up to $40 million of capital expenditures under our VPC contracts, of which we had borrowed $1.8 million as of March 31, 2007. In April, 2007, we completed the initial public offering of our common stock. The aggregate proceeds of the initial public offering were approximately $86.1 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. Following the offering, $1.0 million of the proceeds were used to repay outstanding debt under the senior loan agreement. See “Liquidity and Capital Resources – Indebtedness – Senior Loan Agreement”.

Recent Developments

On May 3, 2007, the California Public Utilities Commission approved our previously announced Demand Response Purchase Agreement with Pacific Gas and Electric Company (PG&E). Under the agreement, our VPC program will provide PG&E with up to 50 megawatts of electricity capacity in the first two years and up to 57 megawatts thereafter.

In May 2007, we executed a new VPC contract with Nevada Power Company to provide up to 126 megawatts of contracted capacity. Included in the VPC contract is the operation and maintenance of Nevada Power’s existing demand response system which is estimated to provide between 15 and 19 megawatts of capacity. We refer to our operation of existing demand response systems as brownfield opportunities to grow our business.

Operating Segments

The Company has two operating segments: the Alternative Energy Resources Group and the Smart Grid Solutions Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities on an outsourced basis under long-term contracts. The Alternative Energy Resources Group accomplishes this by developing, owning, and managing a demand response network on behalf of the utility. The Alternative Energy Resources group also provides utilities program management and marketing services on an outsourced basis. Management has three primary measures of operating segment performance: revenues, gross profit (margin) and operating income. Operating expenses directly associated with each operating segment include sales, marketing, product development and administrative expenses. Corporate expenses, interest income, interest expense, other income (expense) and amortization expense are not allocated to the operating segments, nor included in the measure of segment profit or loss.

Smart Grid Solutions Group

Our Smart Grid Solutions Group offers a broad range of products from basic one-way load control switches to smart thermostats to comprehensive two-way data collection and control systems. The most widely-deployed products offered by our Smart Grid Solutions Group are our digital control unit, an intelligent, microprocessor-driven solution for load management control, which is installed on large energy-consuming devices and controls the cycling and operation of the device, and our SuperStat, an advanced, programmable thermostat solution with embedded communications to control the air conditioning and heating load.

Our Alternative Energy Resources Group purchases hardware and software developed and delivered by our Smart Grid Solutions Group and for use in our VPC programs. As a result, the Alternative Energy Resources Group has become the largest purchaser of the Smart Grid Solutions Group’s products, representing approximately 18%, 39%, 23% and 20% of the products delivered by the Smart Grid Solutions Group for the years ended December 31, 2004, 2005 and 2006 and the three months ended March 31, 2007, respectively. For purposes of the preparation of our financial statements, all of the resulting inter-operating segment revenues are eliminated in consolidation.

Alternative Energy Resources Group

Our Alternative Energy Resources Group primarily offers VPC programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. The Alternative Energy Resources Group provides multi-year energy outsourced solutions, which generate recurring revenues. As of March 31, 2007, we have secured six VPC contracts, one with each of PacifiCorp, Pacific Gas and Electric Company, Public Service Company of New Mexico, San Diego Gas & Electric Company and two with ISO New England Inc. Our Alternative Energy Resources Group also provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset. In addition, the Alternative Energy Resources Group also provided utilities marketing services on an outsourced basis.

Once we secure a VPC contract with a utility customer, our Alternative Energy Resources Group incurs significant marketing costs to identify and enroll participants in our VPC programs. These participant acquisition costs are expensed as incurred. In addition, the participant is paid an annual or one-time incentive to enroll and participate in the VPC program. The incentive payments are recognized as a cost of revenue over the annual commitment period. Once a participant enrolls in one of our VPC programs, we install a digital control unit or thermostat at the participant’s residence. The cost of the installation and the hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment. Until our build-out of a VPC program reaches a critical mass, the participant acquisition costs typically result in lower operating margins and greater losses in the early years of a VPC contract.

Revenue Recognition for the Alternative Energy Resources Group

We operate our VPC programs through long-term, fixed price contracts with our utility customers. Under our VPC contracts, our utility customers make periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. A contract year generally begins at the end of the summer months, which is generally a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts generally runs from June 1 to August 31, and the contract year for this agreement begins on September 1 and ends on August 31. During our fourth calendar quarter, we and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. We refer to measured and verified capacity as our available capacity. During each succeeding contract year, estimated capacity is the available capacity from the previous year.

Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as temperature and humidity and the time of day and the day of the week the measurement and verification tests are performed. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process resulting in a final settlement as a true-up.

As discussed below in “—Critical Accounting Policies—Revenue Recognition,” we recognize revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable and persuasive evidence of an arrangement exists. Because our receipts of proxy payments under our VPC contracts are subject to a true-up at the end of a contract year, we defer revenues and associated costs of revenues under our VPC contracts until such time that the contract price is fixed and determinable, generally the fourth fiscal quarter of the year after completion of the measurement and verification test or by agreement with our customer. As a result, most of the revenues of our Alternative Energy Resources Group, and a significant portion of our total revenues, are not recognized until our fourth fiscal quarter of each year. The associated costs of revenues that we defer under the VPC contracts consist primarily of depreciation costs of load control equipment that we deploy in building the load management system.

As of March 31, 2007, we had deferred revenues and deferred costs of $9.1 million and $3.3 million, respectively, related to our VPC contracts that have not completed a measurement and verification test. As of December 31, 2006, deferred revenues and deferred costs were $4.6 million and $1.5 million, respectively.

Separate from our VPC program, utilities can contract with us for load control program design, build-out and operation services, while retaining ownership of the underlying assets. Our load control programs are targeted for utilities not only needing to purchase capacity but also wanting to own the underlying load management system. The programs have contracts with multiple element arrangements and provide for several deliverables to the customer. Because we do not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting and therefore, revenue for all elements is recognized ratably over the life of the contract. As of March 31, 2007, we had deferred revenues and deferred costs related to these program management arrangements of $0.6 million and $0.4 million, respectively. As of December 31, 2006, such deferred revenues and deferred costs were $1.3 million and $0.8 million, respectively.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with eight of our utility customers in our Smart Grid Solutions Group and our Alternative Energy Resources Group. As of March 31, 2007, we estimated that our total payments to be received through 2016 were approximately $195.4 million. Of this amount, we expect payments of $151.7 million from our VPC contracts and $43.7 million from our Smart Grid Solutions Group’s contracts.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to the best of management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risks Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenues from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual revenues and should not be relied upon” in our Registration Statement on Form S-1, filed with the SEC on April 12, 2007, as amended. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenues or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of March 31, 2007, represented potential capacity of 369 megawatts, an increase of 149 megawatts compared to potential capacity of 220 megawatts as of December 31, 2006. As of March 31, 2007, we had built out 189 megawatts of capacity, compared to 175 megawatts of capacity as of December 31, 2006, which includes 9 megawatts of capacity built in excess of the VPC contract requirements. In calculating the estimated $151.7 million of payments from our VPC contracts, we have assumed that we will complete the build out of our remaining 189 megawatts by 2010, reaching the full 369 megawatts of available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

•

We have assumed that once our build-out phase is complete we will operate our VPC contracts at their maximum contractual capacity for the remainder of the term. For example, if one of our VPC contracts provides for 90 megawatts of available capacity, we have assumed that upon full build-out we will provide our utility customer with 90 megawatts of capacity for the remainder of the contract term.

•

The amount our utility customers pay to us at the end of each contract year may vary based upon the results of measurement and verification tests performed each contract year based on the electric capacity that we made available to the utility during the contract year. See “—Revenue Recognition for the Alternative Energy Resources Group.” For purposes of calculating our payments from long-term contracts, we have assumed that the capacity we will provide our utility customer is the maximum contractual capacity under the applicable contract and that payments resulting from the measurement and verification tests will remain constant based on our current measurement and verification performance. We have and will continue to utilize our experience through measurement and verification testing and our VPC programs to more accurately derive our estimated capacity, which in turn will allow for more detailed marketing and more competitive pricing for our VPC pay-for-performance programs.

•

The amount of available capacity we are able to provide, and therefore the amount of payments we receive, is dependent upon the number of participants in our VPC programs. For purposes of estimating our payments under long-term contracts, we have assumed the rate of replacement of participant terminations under our VPC contracts will remain consistent with our historical average.

•

Payments from long-term contracts include $14.7 million that we expect to recognize as revenue over the next 12 months, which we include in backlog. Payments from long-term contracts exclude $4.9 million of payments already received but have been deferred that we expect to recognize as revenues over the course of the next 12 months, which are included in backlog.

Smart Grid Solutions Group Contracts:

•

$37.9 million in payments expected to be received over the next eight years under a contract with Gulf Power Company to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	An estimated $5.8 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2005 and 2006 was $8.0 million and $6.2 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—Risks Related to Our Business—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future” in our Registration Statement on Form S-1, filed with the SEC on April 12, 2007, as amended.

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of March 31, 2007, we had contractual backlog of $31.8 million through March 31, 2008, with approximately 92% or $29.3 million to be fulfilled by December 31, 2007.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenues

The following table summarizes our revenues for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2007	2006
Segment Revenues:
Smart Grid Solutions Group	$4,912	$5,702	(14)%
Alternative Energy Resources Group	823	165	399%

Total	$5,735	$5,867	(2)%

	March 31, 2007	December 31, 2006
Deferred Revenue	$9,784	$6,092	61%

For the three months ended March 31, 2007, we had revenues of $5.7 million compared to $5.9 million for the three months ended March 31, 2007, a decrease of $0.2 million, or 2%. While revenue recognized declined slightly, deferred revenue increased by 61% from December 31, 2006 to March 31, 2007. Revenues for both three month periods exclude VPC contract revenues because such revenues are deferred until they are made fixed and determinable through a measurement and verification test, generally in our fourth fiscal quarter.

Smart Grid Solutions Group Revenues

Our Smart Grid Solutions Group had revenues of $4.9 million for the three months ended March 31, 2007 compared to $5.7 million for the three months ended March 31, 2006, a decrease of $0.8 million, or 14%. The decrease in revenue was due primarily to a $0.6 million decrease in digital control unit and SuperStat revenue, a $0.3 million decrease in service revenue, and a $0.1 million decrease in Maingate product sales, partially offset by a $0.3 million increase in other product sales. An improved sales mix of increased SuperStat sales, which have a higher average selling price compared to a digital control unit, partially mitigated the decrease in digital control unit sales. The $0.3 million decrease in service revenue related to a service project completed last year that did not recur in 2007. Our Smart Grid Solutions Group also produced 8,000 digital control units for the three months ended March 31, 2007 for our Alternative Energy Resources Group compared to 6,268 digital control units for the three months ended March 31, 2006, a 28% increase. In general, internal digital control unit shipments are expected to increase as we begin build-out under the newly awarded VPC contracts. Shipments of units to the Alternative Energy Resources Group do not impact reported revenues because such amounts are eliminated in consolidation.

Alternative Energy Resources Group Revenues

Our Alternative Energy Resources Group had revenues of $0.8 million for the three months ended March 31, 2007 compared to $0.2 million for the three months ended March 31, 2006, an increase of $0.6 million, or 399%. The revenues for the three months ended March 31, 2007 related to $0.5 million in program management services and $0.3 million from marketing services that commenced in 2007, under a newly awarded contract.

As discussed above, we defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Notwithstanding the expansion of our VPC programs, no VPC contract revenues were recognized in the three months ended March 31, 2007 and 2006. Accordingly, deferred revenue increased from $6.1 million as of December 31, 2006 to $9.8 million as of March 31, 2007, and deferred costs of revenue increased from $2.2 million as of December 31, 2006 to $3.7 million as of March 31, 2007.

Gross Margins

The following table summarizes our gross profit and gross margin percentages for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin:
Smart Grid Solutions Group	$1,844	38%	$2,477	43%
Alternative Energy Resources Group	297	36%	154	93%

	$2,141	37%	$2,631	45%

As a percentage of revenues, total gross margin for the three months ended March 31, 2007 decreased to 37% from 45% for the three months ended March 31, 2006. An increase in lower margin services resulted in the decline in total gross margin.

Gross profit for our Smart Grid Solutions Group was $1.8 million for the three months ended March 31, 2007 compared to $2.5 million for the three months ended March 31, 2006, a decrease of $0.7 million, or 26%. Decreased revenue reduced gross profit by $0.4 million. A lower gross margin as a result of increased costs of sales on services provided reduced gross profit by an additional $0.3 million.

Gross profit for our Alternative Energy Resources Group was $0.3 million for the three months ended March 31, 2007 compared to $0.2 for the three months ended March 31, 2006, an increase of $0.1 million, or 93%. The Alternative Energy Resource Group gross margin percentage for the three months ended March 31, 2007 was 36% compared to 93% for the three months ended March 31, 2006 as a result of lower gross margins associated with our new marketing services contract that began in 2007.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2007	2006
Operating Expenses:
General and administrative expenses	$4,245	$3,165	34%
Marketing and selling expenses	1,899	1,961	3%
Research and development expenses	273	213	28%

Total	$6,417	$5,339	20%

General and Administrative Expenses

General and administrative expenses were $4.2 million for the three months ended March 31, 2007 compared to $3.2 million for the three months ended March 31, 2006, an increase of $1.1 million, or 34%. The increase was the result of a $1.0 million increase in compensation expenses related to additional headcount and bonus expense and a $0.2 million increase in professional fees offset by a $0.1 million decrease in travel expenses. We recorded $0.4 million of bonus expense related to the successful completion of our initial public offering, and $0.1 million (noncash) of stock-based compensation.

Marketing and Selling Expenses

Marketing and selling expenses were $1.9 million for the three months ended March 31, 2007 compared to $2.0 million for the three months ended March 31, 2006, a decrease of $0.1 million, or 3%. The decline was attributable to a $0.5 million decrease in new customer acquisition expenses under our VPC contracts offset by increases in professional fees of $0.1 million and salaries and benefits of $0.3 million for hiring of additional employees. Customer acquisition costs under our VPC contracts were $0.4 million for the three months ended March 31, 2007 compared to $0.9 million for the three months ended March 31, 2006. Notwithstanding the deferral of VPC contract revenue, we expense customer acquisition costs as incurred. Our marketing costs are expected to increase as we add participants to our VPC programs awarded in 2007.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new Smart Grid products. Research and development expenses were essentially unchanged at $0.3 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively.

Interest and Other Expense, Net

Net interest expense (income) increased from an expense of $75,000 for the three months ended March 31, 2006 to an expense of $232,000 for the three months ended March 31, 2007, due to $1.0 million in borrowings under the senior credit facility and $1.8 million in borrowings under the General Electric Capital Corporation credit facility.

Income Taxes

For the three months ended March 31, 2007, a provision of $7,000 was recorded related to a deferred tax liability. No provision for income taxes was recorded for the three months ended March 31, 2006 because we had net operating loss carryforwards that resulted in deferred tax assets. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2007 or March 31, 2006.

Liquidity and Capital Resources

Overview

Since April 2003 when we ceased being a wholly-owned subsidiary of Acorn Factor, we have funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our senior loan agreement and General Electric Capital Corporation credit facility as described below. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and participant incentive payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 of the Company’s common stock. Aggregate proceeds to the Company from the offering were $86.1 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. In conjunction with the completion of our initial public offering, the holder of the subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. We will use the net proceeds received from the offering, along with cash generated from operations and availability under our senior loan agreement and General Electric Capital Corporation credit facility to fund our operations and repay certain indebtedness. We believe that our cash flows from borrowings under our senior loan agreement, General Electric Capital Corporation credit facility, and proceeds from the public offering will be sufficient to satisfy expected cash needs associated with our existing operations through March 31, 2008.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended March 31,
	2007	2006
Operating activities	$(2,493)	$(1,510)
Investing activities	(800)	(943)
Financing activities	137	5,477

Increase (decrease) in cash and cash equivalents	$(3,156)	$3,024

Cash Flows Used in Operating Activities

We have had operating losses since 2003 primarily due to increased general and administrative expenses for our VPC programs and the marketing and selling expenses incurred to acquire new participants in those programs. These expenses have been expensed when incurred. We expect to incur significant participant acquisition expenses until our VPC programs are fully developed to their contractual capacity limits and thereafter, we expect to incur less significant participant acquisition expenses as required to replace participants who withdraw from our VPC programs.

Cash used in operating activities was $2.5 million and $1.5 million for the three month periods ended March 31, 2007 and 2006, respectively. The decrease in cash was due to a $1.7 million increase in net loss offset by a $0.1 million increase in stock-based compensation expense and a $0.6 million increase due to changes in operating assets and liabilities.

Cash Flows Used in Investing Activities

Cash used in investing activities was $0.8 million and $0.9 million for the three month periods ended March 31, 2007 and 2006, respectively. Our principal cash investments are for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services are purchased from third-party vendors and represent the installation of the demand response hardware at participants’ locations (primarily residential). We expanded our VPC programs from having approximately 175 megawatts of estimated available capacity under our VPC programs at the end of 2006 to 189 megawatts at March 31, 2007. Our Smart Grid Solutions Group utilizes contract manufacturers for the production of our products, thereby resulting in minimal capital investment in that segment.

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. Our Alternative Energy Resources Group purchases demand response equipment from our Smart Grid Solutions Group. These assets are initially classified as inventory when purchased by the Smart Grid Solutions Group. When transferred to the Alternative Energy Resources Group, they remain classified as inventory until they are deployed to service a VPC contract, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $0.3 million and $0.4 million for the three month periods ended March 31, 2007 and 2006, respectively.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $0.1 million and $5.5 million for the three month periods ended March 31, 2007 and 2006, respectively. Cash flows provided by financing activities for the three month period ended March 31, 2006, consisted primarily of $5.4 million in net proceeds from the Series C preferred stock issuance. Cash flows provided by financing activities for the three month period ended March 31, 2007, consisted of the following:

•	cash of $0.2 million from the exercise of stock-based awards;

•	debt proceeds of $1.8 million from our General Electric Capital Corporation credit facility; and

•

less costs incurred in connection with the initial public offering of $1.0 million and costs incurred in connection with completing the General Electric Capital Corporation credit facility of $0.8 million.

Indebtedness

Credit Agreement

In January 2007, our Alternative Energy Resources Group subsidiary entered into a credit agreement with General Electric Capital Corporation to provide it with up to $40 million of borrowings to fund capital expenditures related to our VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit facility up to $3.0 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement are collateralized by all of the Alternative Energy Resources Group’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. As of March 31, 2007, there was $1.8 million of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $35.2 million.

Senior Loan Agreement

In April 2003, we entered into a loan and security agreement, as amended, or the senior loan agreement, with Silicon Valley Bank. The senior loan agreement expires in March 2008, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, the senior loan agreement has a revolving line of credit up to $4.0 million, including letters of credit up to $3.0 million. Borrowings under the senior loan agreement bear interest at either prime plus 2.0% or prime plus 2.75% per annum depending on our performance under a financial covenant contained in the agreement. The senior loan agreement is collateralized by substantially all of our assets not related to our Alternative Energy Resources Group, including our intellectual property. Borrowings under the senior loan agreement can be requested, from time to time, up to an amount that, based on a formula, includes (i) up to 80% of eligible receivables and (ii) eligible inventory limited to the lesser of (A) 25% of their value, (B) 80% of net orderly liquidation value, (C) $500,000 or (D) 25% of the aggregate eligible accounts outstanding. The senior loan agreement contains customary financial and restrictive covenants, including maintenance of a minimum quick ratio and EBITDA level and a prohibition on the payment of dividends. We were in compliance with these covenants as of March 31, 2007. As of March 31, 2007, we had borrowings under the senior loan agreement of $1.0 million and availability of approximately $2.3 million based upon the borrowing base calculated pursuant to the formula described above. Following the completion of our initial public offering the amount outstanding under the senior loan agreement was repaid.

Subordinated Convertible Loan Agreement

In June 2005, we entered into a $4.0 million subordinated convertible loan agreement with Partners for Growth, L.P. The convertible debt under this agreement matures in June 2010. The convertible debt bears interest at 3% plus the three-month LIBOR rate. The convertible debt requires payment of interest only, provided that we meet or exceed certain pro forma revenue targets calculated on a quarterly basis during the term. If we do not meet or exceed such revenue targets, at the option of the lender, the convertible debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. No principal payments have been required to date, and none are expected to be required during 2007. The lender may convert the principal amount of the convertible debt into our Series B convertible preferred stock at a price of $7.24 per share at any time during the term of the convertible debt. We have the right to convert the principal amount of the convertible debt under the same terms, upon a qualified public offering of our common stock, which occurs when the offering price of our common stock is at least $14.00 per share and we receive at least $30 million of gross cash proceeds. The entire principal amount of the convertible debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the convertible debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the result at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a non-detachable warrant to purchase 551,693 shares of our Series B convertible preferred stock at a price of $7.24 per share. The convertible debt is collateralized by a second lien on substantially all of our assets and is subordinated in right of payment to the senior loan agreement. The convertible debt contains customary restrictive covenants. We were in compliance with these covenants as of March 31, 2007. As of March 31, 2007, $4.0 million of principal remained outstanding under the convertible debt. Following our initial public offering in April, 2007, the lender converted $1.0 million into 138,121 shares of common stock.

Letters of Credit

Our senior loan agreement and credit agreement provide for the total issuance of up to $6.0 million of letters of credit. As of March 31, 2007, we had $0.7 million face value of irrevocable letters of credit outstanding.

Capital Spending

As of March 31, 2007 our VPC programs had estimated available capacity of 189 megawatts, which includes 9 megawatts of capacity built in excess of the VPC contract requirements. Our existing VPC contracts as of March 31, 2007 provided for a potential capacity of 369 megawatts. We expect to incur approximately $22.5 million in capital expenditures over the next three years to build out the remaining 189 megawatts under our existing VPC programs, of which $6.6 million is anticipated to be incurred through December 31, 2007. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out those new VPC programs.

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue arises in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of March 31, 2007, there were no material contingencies requiring accrual or disclosure.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of March 31, 2007, is set forth in the following table (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Bank debt obligations	$6,831	$1,000	$183	$4,732	$916
Operating lease obligations	1,990	698	1,028	245	19
Purchased capacity under VPC contracts(1)	2,704	2,704	—	—	—

Total	$11,525	$4,402	$1,211	$4,977	$935

(1)	In May 2006, we negotiated a supply agreement with an electric utility that had previously executed contracts with certain of its large commercial and industrial customers to permit direct load control of certain devices and equipment located in their operating facilities. Under the terms of the supply agreement, the electric utility caused this direct load to be registered as a demand response resource under our VPC contract with ISO New England Inc. The amounts in the table represent our contractual commitment to pay the electric utility for the registered load under the two-year term of the supply agreement. Such amounts are included in our costs of revenues as incurred.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in the Canadian dollar and the Israeli shekel. We do not utilize any foreign currency exchange transactions to hedge our exposure. Foreign currency loss was $2,633 and $2,626 for the three month periods ended March 31, 2007 and 2006, respectively.

Interest Rate Risk

As of March 31, 2007, all of our $6.8 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate or the three-month LIBOR rate would result in an increase in our interest expense of approximately $68,000 per year.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and our related disclosure of contingent assets and liabilities. On an on going basis, we re-evaluate our estimates, including those related to revenue recognition, the collectability of receivables, impairment of long-lived assets, income taxes and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth below.

Revenue Recognition

We recognize revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable and persuasive evidence of an arrangement exists. The majority of our revenues are recognized when products are shipped to or received by a customer or when services are provided. In certain of our contracts we provide multiple deliverables. Each element of these arrangements must be recorded based on its fair value, generally what price is charged for the element when sold on a stand-alone basis. Because we do not generally sell all of the elements on a stand-alone basis, revenues for all elements are recognized ratably over the life of the contract once all of the related revenue recognition requirements are met.

Deferred revenues are recorded for electric capacity, products or services when the criteria for revenue recognition have not been met. We consider our VPC contracts to represent service contracts. The majority of deferred revenues relate to customer billings for capacity payments made by a utility under its VPC contract but subject to a measurement and verification test before the revenue recognition criteria have been met. Until the measurement and verification test is performed, we defer revenues and associated direct expenses under our VPC contracts until such time that the contract price is fixed and determinable, which generally occurs during the fourth fiscal quarter of the year. As of December 31, 2006, we had deferred revenues and deferred costs of $6.1 million and $2.2 million, respectively. As of March 31, 2007, deferred revenues and deferred costs were $9.8 million and $3.7 million, respectively.

Our revenue recognition policy is significant because our revenues are a key component of our results of operations. Furthermore, assessment of collectability is particularly critical in determining whether or not revenues should be recognized. We also record provisions for estimated sales allowances on product- and service-related revenues at the time the related revenues are recorded. These estimates are based on historical sales and services allowances, analysis of customer credits and other known factors. If future sales credits prove to be greater than the historical data and the estimates we used to calculate these provisions, our revenues could be overstated.

Inventories

Inventories include raw materials and finished goods. Items are removed from inventory using the first-in, first-out method. We utilize contract manufacturers to assemble all of our products. Inventory amounts include the expense to manufacture the item, such as the expense of raw materials, labor and other applied direct and indirect expenses. We also review freight, handling expenses and wasted materials to determine if abnormal amounts should be recognized as current-period charges. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original expense, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those estimated by management, inventory write-downs may be required.

Allowance for Doubtful Accounts

We perform ongoing evaluations of our customers and continuously monitor collections and payments and estimate an allowance for doubtful accounts based on the aging of the underlying receivables, our historical experience with write-offs and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations, and we believe appropriate reserves have been established, we may not adequately predict future credit losses. If the financial condition of our customers were to deteriorate and result in an impairment of their ability to make payments, additional allowances may be required which would result in additional general and administrative expense in the period such determination is made.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, goodwill and intangible assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of December 31, under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level, which consists of our operating segments, based on estimated future revenues and operating expenses, which take into consideration factors such as estimated payments on long-term contracts, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or expense of capital may result in asset value adjustments, which could have a significant affect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized on a straight-line basis over estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires us to measure compensation expense for stock-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. We use the Black-Scholes option-pricing model, which requires the input of assumptions, including the fair market value of our common stock, the estimated length of time that employees will retain their vested stock options before exercising them (expected term), and the estimated volatility of our common stock price over the expected term. Actual results, and future changes in estimates, may differ substantially from our current estimates.

Accounting for Income Taxes

We have incurred net losses since our inception. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires companies to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss and credit carryforwards, and adjust our valuation allowance, if necessary.

Once we utilize our net operating loss carryforwards, we would expect our provision for income tax expense in future periods to reflect an effective tax rate that will be significantly higher than past periods. The adoption of SFAS No. 123(R) will potentially result in tax benefits that are currently difficult to predict.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or March 31, 2007.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is defined as net loss before net interest expense, income tax expense, and depreciation and amortization. EBITDA is a non-GAAP financial measure and is not a substitute for other GAAP financial measures such as net loss, operating loss or cash flows from operating activities as calculated and presented in accordance with accounting principles generally accepted in the U.S., or GAAP. In addition, our calculation of EBITDA may or may not be consistent with that of other companies. We urge you to review the GAAP financial measures included in this filing and our consolidated financial statements, including the notes thereto, and the other financial information contained in this filing, and to not rely on any single financial measure to evaluate our business.

EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to assess operating performance for companies in our industry. Depreciation is a necessary element of our costs and our ability to generate revenue. We do not believe that this expense is indicative of our core operating performance because the depreciable lives of assets vary greatly depending on the maturity terms of our VPC contracts, which range from three to 13 years. The clean energy sector has experienced recent trends of increased growth and new company development, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense). Management views interest expense as a by-product of capital structure decisions and, therefore, it is not indicative of our core operating performance. Our internal budgets are based on EBITDA, and we use EBITDA as one of several criteria to determine performance-based cash compensation.

Adjusted EBITDA is defined as EBITDA before stock-based compensation expense. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is the result of stock option grants which require a noncash expense to be recorded in the financial statements in accordance with SFAS No. 123(R).

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(4,515)	$(2,783)
Depreciation and amortization	141	114
Interest expense, net	229	81
Provision for income taxes	7	—

EBITDA	(4,138)	(2,588)

Noncash stock compensation expense	125	10

Adjusted EBITDA	$(4,013)	$(2,578)

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for the Company’s financial statements issued in 2008. The Company believes that SFAS No. 157 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The standard also requires companies to measure the funded status of the plan as of the date of its fiscal year-end, effective for fiscal years ending after December 15, 2008. The Company believes that SFAS No. 158 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that SFAS No. 159 will not have a material impact on its consolidated financial statements.

In September 2006, the staff of the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. We adopted SAB 108 effective January 1, 2007. Adoption of SAB 108 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Legal Contingencies

We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible but less than probable.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of March 31, 2007, there were no material contingencies arising from legal proceedings requiring accrual or disclosure.

Item 1A:	Risk Factors

You should carefully consider the risks described in the risk-factors disclosed in our Registration Statement on Form S-1, filed with the SEC on April 12, 2007, as amended, before making a decision to invest in our common stock or in evaluation Comverge and our business. The risks and uncertainties described in our Registration Statement on Form S-1 are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk-factors.

The actual occurrence of any of the risks described in our Registration Statement on Form S-1 could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

There have been no material changes from risk factors previously disclosed in “Risk Factors” in the Company’s Registration Statement on Form S-1, as amended, filed with the SEC April 12, 2007.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended March 31, 2007, the Company sold 152,026 shares of its common stock upon exercise of options by employees. The average price per share was $1.01 and the aggregate proceeds were $0.2 million. The proceeds from sales of common stock under employee option agreements were used for working capital.

Item 6:	Exhibits

The following documents are filed as exhibits to this report:

31.1	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Item 7:	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

May 22, 2007	/s/ Robert M. Chiste
(Date)	Robert M. Chiste
Chief Executive Officer
(Principal Executive Officer)

May 22, 2007	/s/ Michael D. Picchi
(Date)	Michael D. Picchi
Chief Financial Officer
(Principal Financial and Accounting Officer)