Form 10-Q
period 2007-06-30
Comverge, Inc.
filed 2007-08-14
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-33399

Comverge, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	22-3543611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Eagle Rock Avenue, Suite 190 East Hanover, New Jersey	07936
(Address of principal executive offices)	(Zip Code)

(973) 884-5970

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 19,507,244 shares of the Registrant’s common stock, $.01 par value per share, outstanding on August 13, 2007.

Comverge, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$23,954	$3,774
Marketable securities	58,277	—
Accounts receivable, net	5,674	5,736
Inventory, net	1,945	1,348
Deferred costs	5,551	2,228
Other current assets	1,940	2,419

Total current assets	97,341	15,505

Long-term marketable securities	4,657	—
Property and equipment, net	12,209	12,405
Goodwill and other intangible assets, net	668	694
Other assets	1,073	232

Total assets	$115,948	$28,836

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,723	$3,046
Deferred revenue	14,375	6,092
Accrued expenses	3,062	4,369
Other current liabilities	1,728	914

Total current liabilities	20,888	14,421

Long-term liabilities
Long-term debt	5,634	5,000
Other liabilities	1,137	1,016

Total long-term liabilities	6,771	6,016

Stockholders’ equity
Convertible preferred stock
Series A, $.001 par value per share, 5,201,000 shares authorized; 5,200,573 shares issued and outstanding as of December 31, 2006; liquidation preference of $32,516 as of December 31, 2006	—	21,438
Series B, $.001 par value per share, 3,937,688 shares authorized; 2,820,439 shares issued and outstanding as of December 31, 2006; liquidation preference of $20,449 as of December 31, 2006	—	13,568
Series C, $.001 par value per share, 800,000 shares authorized; 550,000 shares issued and outstanding as of December 31, 2006; liquidation preference of $8,250 as of December 31, 2006	—	5,411
Series A-2, $.001 par value per share, 18,038 shares authorized; 18,038 shares issued and outstanding as of December 31, 2006; liquidation preference of $150 as of December 31, 2006	—	100
Common stock, $.001 par value per share, 150,000,000 shares authorized; 18,189,781 and 3,489,922 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	18	3
Additional paid-in capital	149,395	20,099
Accumulated deficit	(61,106)	(52,220)
Accumulated other comprehensive loss	(18)	—

Total stockholders’ equity	88,289	8,399

Total liabilities and stockholders’ equity	$115,948	$28,836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Product	$3,058	$2,746	$7,137	$7,280
Service	1,561	925	3,217	2,258

Total revenue	4,619	3,671	10,354	9,538

Cost of revenue
Product	1,907	1,602	4,684	4,679
Service	639	565	1,456	724

Total cost of revenue	2,546	2,167	6,140	5,403

Gross profit	2,073	1,504	4,214	4,135

Operating expenses
General and administrative expenses	4,518	3,864	8,763	7,029
Marketing and selling expenses	2,163	2,394	4,062	4,355
Research and development	356	258	629	471

Operating loss	(4,964)	(5,012)	(9,240)	(7,720)

Interest (income) expense, net	(668)	54	(439)	135
Other expense	68	51	71	45

Loss before income taxes	(4,364)	(5,117)	(8,872)	(7,900)
Provision for income taxes	7	33	14	33

Net loss	$(4,371)	$(5,150)	$(8,886)	$(7,933)

Net loss per share
Basic and diluted	$(0.29)	$(1.61)	$(0.94)	$(2.50)

Weighted average number of shares used in computation	15,267,773	3,195,970	9,466,726	3,168,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(8,886)	$(7,933)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	268	199
Stock-based compensation	677	76
Amortization of debt issuance costs	120	37
Other noncash items	(84)	353
Changes in operating assets and liabilities
Accounts receivable, net	96	(2,610)
Inventory, net	(929)	(1,298)
Deferred costs and other assets	(2,330)	(1,337)
Accounts payable	(519)	(122)
Accrued expenses and other liabilities	36	(772)
Deferred revenue	8,283	8,506

Net cash used in operating activities	(3,268)	(4,901)

Cash flows from investing activities
Purchases of marketable securities	(64,325)	—
Sale of marketable securities	1,473	—
Purchases of property and equipment	(1,691)	(1,842)
Funding of termination benefits	(7)	(204)
Payment of acquisition costs	(282)	—

Net cash used in investing activities	(64,832)	(2,046)

Cash flows from financing activities
Proceeds from exercises of stock options	1,158	102
Proceeds from Series C preferred stock, net of issuance costs of $89	—	5,430
Borrowings under credit agreement	2,634	—
Repayment of credit facility	(1,000)	—
Proceeds from issuance of common stock, net of offering costs of $8,638	86,762	—
Payment of debt issuance costs	(1,274)	—

Net cash provided by financing activities	88,280	5,532

Net change in cash and cash equivalents	20,180	(1,415)
Cash and cash equivalents at beginning of period	3,774	2,606

Cash and cash equivalents at end of period	$23,954	$1,191

Cash paid for interest	$328	$162

Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$3	$(14)
Increase in fixed assets resulting from transfer of inventory	$358	$1,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDER’S EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balances as of December 31, 2006	5,200,573	$21,438	2,820,439	$13,568	550,000	$5,411	18,038	$100	3,489,922	$3	$20,099	$(52,220)	$—	$8,399
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,886)	—	(8,886)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(18)	(18)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—		(8,904)

Common stock issued in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	5,300,000	5	85,954	—	—	85,959
Conversion of preferred stock into common stock	(5,200,573)	(21,438)	(2,820,439)	(13,568)	(550,000)	(5,411)	(18,038)	(100)	8,589,050	9	40,508	—	—	—
Common stock issued upon conversion of convertible debt	—	—	—	—	—	—	—	—	138,121	—	1,000	—	—	1,000
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	626,942	1	1,157	—	—	1,158
Stock-based compensation from options	—	—	—	—	—	—	—	—	—	—	607	—	—	607
Stock-based compensation from issuance of restricted stock	—	—	—	—	—	—	—	—	45,746	—	70	—	—	70

Balances as of June 30, 2007	—	—	—	—	—	—	—	—	18,189,781	$18	$149,395	$(61,106)	$(18)	$88,289

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1. Description of Business, Basis of Presentation, and Liquidity

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) Smart Grid solutions to utilities and other energy customers consisting of demand response systems comprised of hardware, software and installation services (“Smart Grid Solutions Group”), and (ii) Alternative Energy Resources through which the Company provides electric capacity to its utility customers during periods of peak energy demand (“Alternative Energy Resources Group”). Prior to April 2003, the Company was a wholly-owned subsidiary of Acorn Factor, Inc. (formerly known as Data Systems & Software, Inc.) (“AFI”).

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company’s financial position at June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, cash flows for the six months ended June 30, 2007 and 2006 and changes in stockholders’ equity for the six months ended June 30, 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2006 filed on Form S-1/A, Amendment 9.

The condensed consolidated balance sheet as of December 31, 2006, and the condensed consolidated statements of operations and cash flows for the six month period ended June 30, 2006, were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States.

Reverse Stock Split

On April 18, 2007, the Company affected a 1-for-2 reverse stock split of its common stock in connection with the closing of its initial public offering. All common shares and per share amounts have been retroactively restated in the accompanying condensed consolidated financial statements and notes for all periods presented.

Liquidity

The Company has a history of recurring losses and negative cash flows from operations. Historically, the Company has funded cash needs through the issuance of preferred stock and subordinated convertible debt financing. On April 18, 2007, the Company completed the initial public offering of its common shares. Aggregate proceeds from the offering, net of related expenses, were $86.0 million. We plan to use these net proceeds to finance the capital requirements of our current and future Virtual Peaking Capacity (“VPC”) contracts, to finance research and development, to repay indebtedness, to fund any cash consideration for future acquisitions, including our acquisition of Enerwise Global Technologies Inc. (“Enerwise”) completed on July 23, 2007, and for other general corporate purposes. We believe that available cash and cash equivalents, short-term marketable securities and long-term marketable securities will be sufficient to meet the Company’s capital needs for at least the next 12 months.

The Company’s operations are subject to certain risks and uncertainties, including, among others: our history of annual losses since inception, our potential requirement to make refunds to customers, significant revenues from contracts with a small number of customers, our ability to fully receive the payments estimated from our long-term contracts and recognize revenues from our backlog, our failure to meet product development milestones, our dependency on utility industry customers for our revenues, lengthy sales cycles, the highly competitive nature of the markets in which it operates, our ability to expand strategic partnerships to market our products, our reliance on key third-parties to manufacture our products, our use of technology licensed from third-parties, potential intellectual property litigation, increases in terminations by residential and commercial customers, the need to retain key personnel and the our ability to integrate completed acquisitions. Any of these factors could impair our ability to expand our operations or to generate significant revenue from those markets in which it operates. As a result of the above and other factors, the Company’s earnings and financial condition can vary significantly from quarter-to-quarter and year-to-year.

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

In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its Alternative Energy Resources Group segment related to certain long-term VPC contracts until such time as the annual contract price is fixed and determinable. Revenue is invoiced on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

The deferred revenue and deferred cost of revenue as of June 30, 2007 and December 31, 2006 are provided below:

	June 30, 2007	December 31, 2006
Deferred revenue:
VPC contract related	$13,731	$4,643
Other	644	1,449

Total deferred revenue	$14,375	$6,092

	June 30, 2007	December 31, 2006
Deferred cost of revenue:
VPC contract related	$5,197	$1,478
Other	354	750

Total deferred cost of revenue	$5,551	$2,228

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, right to use software, hardware and hosting services. The Company applies Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to multiple element arrangements that include software hosting services. For contracts that include software hosting services, the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty. Therefore, in accordance with EITF 00-3, AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, does not apply to these contracts. Accordingly, these contracts are accounted for in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting. Because the Company does not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting. Accordingly, revenue for all elements is recognized ratably over the longer of the estimated customer relationship period or the life of the contract, once all revenue recognition requirements are met. Straight-line attribution is used because there is no other discernible pattern of use that suggests that revenue is earned or obligations are fulfilled in a different pattern.

Our Smart Grid Solutions Group segment sells hardware products directly to utilities for use and deployment by the utility. The Company recognizes revenue for such sales when persuasive evidence of an arrangement exists, delivery has occurred, the buyer’s price

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

is fixed or determinable and collectibility is reasonably assured consistent with the guidance of SAB 104, Revenue Recognition. These sales are not multiple element arrangements and involve no ongoing obligation.

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

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports shipping and handling revenues and their associated costs in revenue and cost of revenue, respectively. In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) , the Company records incentive payments made to participants in its VPC programs as cost of revenue.

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. We report total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, we include in other comprehensive loss those amounts relating to unrealized gains and losses on investment securities classified as available for sale in the consolidated statement of stockholders’ equity and comprehensive loss.

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three and six months ended June 30, 2006, the Company had one and three customers which accounted for 20% and 42% of the Company’s revenue, respectively. The total accounts receivable from these three customers were $0.3 million as of June 30, 2006 or 3% of net accounts receivable outstanding. During the three and six months ended June 30, 2007, the Company had three and two customers which accounted for 47% and 26% of the Company’s revenue, respectively. The total accounts receivable from these three customers were $1.2 million as of June 30, 2007 or 20% of net accounts receivable outstanding. No other customer accounted for more than 10% of the Company’s total revenue during the three and six months ended June 30, 2007 and 2006.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short and long-term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short and long-term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Marketable Securities

The Company classifies marketable securities as available-for-sale. We consider all highly liquid interest-earning securities with a maturity of three months or less at the date of purchase to be cash equivalents. In general, securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term marketable securities. Securities with maturities beyond one year are classified as long-term securities, however, they may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents, short-term marketable securities and long-term marketable securities are classified as available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in accumulated other comprehensive income.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The amortized cost and fair value of short-term securities, with gross unrealized gains and losses, as of June 30, 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Equivalents	Short-term Marketable Securities	Long-term Marketable Securities
Money Market Funds	$39,071	$—	$—	$39,071	$8,744	$30,327	$—
Commercial Paper	28,261	1	(2)	28,260	13,439	14,820	—
Corporate Debentures/ Bonds	17,803	2	(19)	17,786	—	13,130	4,657

Total	$85,135	$3	$(21)	$85,117	$22,183	$58,277	$4,657

Realized gains and losses to date have not been material.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements . This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in

GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for the Company’s financial statements issued in 2008. The Company believes that SFAS No. 157 will not have a material impact on its consolidated financial statements.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or June 30, 2007.

3. Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and six month periods ended June 30, 2007 and 2006, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	June 30, 2007	June 30, 2006
Series A convertible preferred stock	—	5,200,573
Series B convertible preferred stock	—	2,820,439
Series C convertible preferred stock	—	550,000
Series A-2 convertible preferred stock	—	18,038
Subordinated debt convertible to common stock	414,365	551,693
Outstanding options	1,874,453	1,999,691
Outstanding warrants	250,000	250,000

Total	2,538,818	11,390,434

4. Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Loss	(4,371)	(5,150)	(8,886)	(7,933)
Unrealized loss on marketable securities	(18)	—	(18)	—

Comprehensive loss	$(4,389)	$(5,150)	$(8,904)	$(7,933)

5. Inventory, net

Inventory as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Raw materials and supplies	$698	$589
Finished goods	1,247	759

Total inventory, net	$1,945	$1,348

6. Long-Term Debt

In April 2003, we entered into a loan and security agreement, as amended, or the senior loan agreement, with Silicon Valley Bank. The senior loan agreement expires in March 2008, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, the senior loan agreement has a revolving line of credit up to $4.0 million, including letters of credit up to $3.0 million. As of June 30, 2007, we had no borrowings under the senior loan agreement and availability of approximately $2.0 million.

In January 2007, our Alternative Energy Resources Group entered into a credit agreement with General Electric Capital Corporation to provide it with up to $40 million of borrowings to fund capital expenditures related to our VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit facility up to $3.0 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement are collateralized by all of the Alternative Energy Resources Group’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

prohibition on the payment of dividends. We were in compliance with these covenants as of June 30, 2007. As of June 30, 2007, there was $2.6 million of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $34.4 million.

In June 2005, we entered into a $4.0 million subordinated convertible loan agreement, or the subordinated convertible debt, with Partners for Growth, L.P. In conjunction with our initial public offering in April, 2007, the lender converted $1.0 million in principal into 138,121 shares of common stock. As of June 30, 2007, $3.0 million of principal remained outstanding under the convertible debt. The remaining convertible debt under this agreement matures in June 2010. The convertible debt bears interest at 3% plus the three-month LIBOR rate. The convertible debt requires payment of interest only, provided that we meet or exceed certain pro forma revenue targets calculated on a quarterly basis during the term. If we do not meet or exceed such revenue targets, at the option of the lender, the convertible debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. No principal payments have been required to date, and none are expected to be required during 2007. The lender may convert the principal amount of the convertible debt into our common stock at a price of $7.24 per share at any time during the term of the convertible debt. We have the right to convert the principal amount of the convertible debt under the same terms, as a result of the completion of our initial public offering of our common stock. The entire principal amount of the convertible debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the convertible debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the result at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a non-detachable warrant to purchase 414,365 shares of our common stock at a price of $7.24 per share. The convertible debt is collateralized by a second lien on substantially all of our assets and is subordinated in right of payment to the senior loan agreement. The convertible debt contains customary restrictive covenants. We were in compliance with these covenants as of June 30, 2007.

Long-term debt as of June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Senior loan agreements with a U.S. bank, collateralized by substantially all of the Company’s assets not related to our Alternative Energy Resources Group, maturing in March 2008, interest payable at a variable rate (10.25% as of December 31, 2006)	$—	$1,000
Credit agreement with a U.S. corporation, collateralized by all of Alternative Energy Resources, Inc.’s assets, expiring January 2014, interest payable at a variable rate (8.07% as of June 30, 2007)	2,634	—
Subordinated convertible debt, collateralized by a second lien on substantially all of the Company’s assets, maturing in June 2010, interest payable monthly at a variable rate (8.35% and 8.37% as of June 30, 2007 and December 31, 2006, respectively)	3,000	4,000

Total long-term debt	$5,634	$5,000

7. Stock-Based Compensation

The Company’s Long-Term Incentive Plan provides for the granting of shares of common stock and options to purchase shares of common stock to officers, directors and other certain employees of the Company. Options to purchase shares of common stock are issued at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than ten years. The purchase price must be paid in cash. As of June 30, 2007, the Company had 1,874,453 issued and outstanding options. Since 2003, 1,038,222 options have been exercised by optionees. Options expire between five years and ten years from the date of the grant. The options or shares of common stock may be subject to restrictions and forfeiture and generally vest over a one to four year period from the date of the grant. As of June 30, 2007, 1,376,230 shares were available for grant under the plan.

A summary of the Company’s options outstanding as of June 30, 2007, as well as changes during the six month period then ended, is presented below:

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2006	1,991,105	$2.10	$ 0.58 - $10.88
Granted	613,044	$18.12	$11.24 - $23.54
Exercised	(626,941)	$1.84	$ 0.58 - $11.24
Cancelled	(95)	$0.82	$ 0.82 - $ 0.82
Forfeited	(102,660)	$2.87	$ 0.74 - $14.10

Outstanding at June 30, 2007	1,874,453	$7.39	$ 0.58 - $23.54

Exercisable at end of period	577,851	$1.70	$ 0.58 - $11.24

	Outstanding as of June 30, 2007
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Number Exercisable
	(In Shares)	(In Years)	(In Shares)
$0.58 - $0.82	753,096	4.7	284,199
$2.40 - $3.18	308,893	3.2	259,243
$4.00	86,097	6.1	28,128
$8.00	46,001	6.3	4,376
$10.34 - $11.24	68,738	6.5	1,905
$14.10	18,250	6.7	—
$18.00	565,461	6.8	—
$23.54	27,917	6.9	—

	1,874,453	5.3	577,851

Prior to the completion of our initial public offering of stock, the fair value of the common stock was determined by the Company contemporaneously with the grants based on the valuation indications for the common stock received from the Company’s investment bankers as part of the public offering. The weighted average grant-date fair value of 613,044 options granted during the six month period ended June 30, 2007 was $10.37. The Company utilized the Black-Scholes option pricing model to estimate fair value of options issued in the six months ended June 30, 2007, utilizing the following assumptions (weighted averages based on grants during the period):

Six Months Ended June 30, 2007
Risk free interest rate	4.65%
Expected term of option in years	4.5
Expected annual volatility	70%
Expected dividend rate	0%

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

8. Segment Information

As of June 30, 2007, the Company has two operating segments: the Alternative Energy Resources Group and the Smart Grid Solutions Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities on an outsourced basis under long-term contracts. The Alternative Energy Resources Group accomplishes this by developing, owning, and managing a demand response network on behalf of the utility. The Alternative Energy Resources group also provides utilities program management and marketing services on an outsourced basis. Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Alternative Energy Resources Group purchases demand response hardware and software from the Smart Grid Solutions Group. All inter-operating segment revenues are eliminated in consolidation. Smart Grid Solutions Group product hardware and software cost of revenue include materials, labor and overhead. Within the Alternative Energy Resources Group, cost of revenue are based on operating costs, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network. Operating expenses directly associated with each operating segment include sales, marketing, product development and certain administrative expenses.

Corporate operating expenses, interest income, interest expense, other income (expense) and amortization expense are not allocated to the operating segments nor included in the measure of segment profit or loss. The Company does not allocate assets and liabilities to its operating segments. All depreciation expense was directly related to the operating segments for the three and six month periods ended June 30, 2007 and 2006. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs”. Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended June 30, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$4,660	$663	$—	$(704)	$4,619
Cost of revenue	2,696	345	—	(495)	2,546

Gross profit	1,964	318	—	(209)	2,073
Operating expenses
General and administrative expenses	1,409	1,485	1,624	—	4,518
Marketing and selling expenses	610	1,023	530	—	2,163
Research and development expenses	356	—	—	—	356

Total operating expenses	2,375	2,508	2,154	—	7,037

Operating loss	$(411)	$(2,190)	$(2,154)	$(209)	$(4,964)

	Three Months Ended June 30, 2006
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$4,284	$121	$—	$(734)	$3,671
Cost of revenue	2,742	42	—	(617)	2,167

Gross profit	1,542	79	—	(117)	1,504
Operating expenses
General and administrative expenses	1,731	1,385	748	—	3,864
Marketing and selling expenses	954	1,307	133	—	2,394
Research and development expenses	258	—	—	—	258

Total operating expenses	2,943	2,692	881	—	6,516

Operating loss	$(1,401)	$(2,613)	$(881)	$(117)	$(5,012)

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Six Months Ended June 30, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$9,932	$1,486	$—	$(1,064)	$10,354
Cost of revenue	6,042	871	—	(773)	6,140

Gross profit	3,890	615	—	(291)	4,214
Operating expenses
General and administrative expenses	2,580	2,767	3,416	—	8,763
Marketing and selling expenses	1,126	1,988	948	—	4,062
Research and development expenses	629	—	—	—	629

Total operating expenses	4,335	4,755	4,364	—	13,454

Operating loss	$(445)	$(4,140)	$(4,364)	$(291)	$(9,240)

	Six Months Ended June 30, 2006
	Smart Grid Solutions Group	Alternative Energy Resources Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$10,351	$286	$—	$(1,099)	$9,538
Cost of revenue	6,292	53	—	(942)	5,403

Gross profit	4,059	233	—	(157)	4,135
Operating expenses
General and administrative expenses	2,774	2,344	1,911	—	7,029
Marketing and selling expenses	1,641	2,450	264	—	4,355
Research and development expenses	471	—	—	—	471

Total operating expenses	4,886	4,794	2,175	—	11,855

Operating loss	$(827)	$(4,561)	$(2,175)	$(157)	$(7,720)

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

9. Initial Public Offering

The Company’s Registration Statement filed on Form S-1, Amendment No. 9, (File No. 333-137813) relating to our initial public offering was declared effective by the SEC on April 12, 2007, and closed on April 18, 2007. A total of 5,300,000 shares of the Company’s common stock were registered with the SEC. The aggregate offering proceeds were $95.4 million less underwriting discounts of $6.7 million and other offering costs of $2.7 million.

Following the initial public offering, the underwriters of the Company’s initial public offering exercised their over-allotment option to purchase 795,000 shares of the Company’s common stock per the terms of our underwriting agreement. Shares purchased under the over-allotment were sold by the selling shareholders and the Company received no proceeds from the sale of the over-allotment shares.

On April 18, 2007, the holder of the convertible debt converted $1.0 million of such debt into 138,121 shares of Series B preferred stock. The Series B preferred stock was converted to common shares on a one share for one share basis effective with the closing of the initial public offering on April 18, 2007.

Concurrent with the closing of the initial public offering on April 18, 2007, all of the Company’s then outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series A-2 preferred stock converted on a one share for one share basis to common stock. The number of shares converted was 5,200,573, 2,820,439, 550,000 and 18,038 of Series A, Series B, Series C and Series A-2 preferred stock, respectively. Preferred shares authorized at June 30, 2007 were 15,000,000 of which none were outstanding.

10. Subsequent Events

Acquisition of Enerwise Global Technologies, Inc.

On July 23, 2007, the Company completed its acquisition of Enerwise. Enerwise merged with and into Comverge Eagle, Inc., a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger (“the Enerwise Agreement”) dated as of June 27, 2007. Enerwise is an energy infrastructure management, demand response and renewable energy services and technology provider that enables commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Pursuant to the terms of the Enerwise Agreement, the Enerwise securityholders received the following consideration of approximately $78.3 million, which excludes the value of 191,183 shares of our common shares issued into escrow (the “Escrow Shares”):

•	$25.2 million in cash;

•	1,279,545 shares of our common stock, valued at $36.1 million;

•	subordinated convertible promissory notes in the original aggregate principal amount of $17.0 million that are convertible into an aggregate of up to 508,449 shares of our common stock; and

•	191,183 Escrow Shares.

Pursuant to the terms of the escrow agreement, the Escrow Shares will only be earned by the Enerwise securityholders and released only upon the achievement by the business unit that represents the acquired business of Enerwise of at least $36.0 million in revenue for 2008 and at least $11 million of gross profit for 2008. If both of the foregoing metrics are not met, all of the Escrow Shares may at the Company’s sole discretion be released to the Company and will be held in the Company’s treasury. The Escrow Shares are also available to the Company to satisfy certain indemnification obligations of Enerwise as set forth in the Enerwise Agreement. Pursuant to the Enerwise Agreement, we are entitled to be reimbursed from the Escrow Shares for indemnifiable damages we incur in excess of $0.3 million in the aggregate. Although we do not currently anticipate paying any dividends on our common stock, any dividends that are paid on the Escrow Shares will be placed in escrow and will also be available to us for indemnification purposes. If the Escrow Shares are earned pursuant to the performance metrics, any dividends earned during the escrow period and not used to satisfy indemnification obligations will be released to the Enerwise securityholders.

Enertech Capital and its related investment funds own 2,018,924 shares of the Company’s common stock, which was approximately 11% of the outstanding shares before the completion of the Enerwise acquisition. Enertech Capital and its related investment funds also owned approximately 38% of the capital stock of Enerwise when it was acquired by the Company.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and the related notes included in this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations, regulatory approvals and clinical timelines. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” below and the discussion under “Risk Factors” in our Registration Statement on Form S-1(File No. 333-137831) as amended, filed with the SEC on April 12, 2007. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

We first introduced our VPC programs in 2003. We expect that the growth and acceptance of our VPC programs will expand the growth of our business as a whole. Our total revenues grew from $17.3 million for the year ended December 31, 2004 to $33.9 million for the year ended December 31, 2006. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $61.0 million as of June 30, 2007. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. However, in 2002 we made the strategic decision to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers through our VPC programs. We have since made significant investments in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition costs such as advertising and participant incentive payments. Our net losses since 2002 have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs.

As a result of investments in our VPC programs, revenues from our Alternative Energy Resources Group have represented an increasing percentage of our total revenues, growing from 7% of our total revenues for the year ended December 31, 2004 to 52% of our total revenues for the year ended December 31, 2006. We plan to continue the expansion and development of our VPC programs to grow our revenues and customer base, which will include increased marketing and operating expenses. In the six months ended June 30, 2007, we entered into three new VPC contracts and amended an existing VPC contract that increased the capacity under contract by 275 megawatts in the aggregate. As of June 30, 2007, our existing VPC contracts represented potential capacity of 495 megawatts. We have built out 222 megawatts of capacity as of June 30, 2007 compared to 143 megawatts as of June 30, 2006. This includes 10 megawatts of capacity built in excess of the VPC contract requirements. Under our VPC contracts, we have the option to build excess capacity. We do this to ensure we are able to provide the maximum amount of contracted capacity in the event of a lower measurement and verification result and to offset against potential participant terminations. We expect to incur approximately $35.4 million in capital expenditures over the next three years to build out the remaining 283 megawatts under existing VPC programs, of which we expect to incur approximately $9.1 million through December 31, 2007. If we are awarded additional VPC contracts in the future, we will invest additional amounts to build out those new programs. In the short-term, our success operating such contracts would have a negative effect on earnings because of the consumer acquisition costs that we incur during the installation phase of the contract. These increased costs may cause us to incur net losses in the foreseeable future.

Following the completion of our initial public offering on April 18, 2007, we expect our general and administrative expenses will increase as a result of becoming a public company. We currently anticipate that our total annual general and administrative expenses following the completion of our initial public offering will increase by approximately $1.5 million. This increase will result from the cost of accounting and support services which we expect to incur after the completion of this offering, including costs related to compliance with the Sarbanes-Oxley Act of 2002 and the staffing of an internal audit function, filing annual and quarterly reports with the SEC, increased audit fees, investor relations, directors’ compensation, directors’ and officers’ insurance, legal fees, registrar and transfer agent fees and Nasdaq Global Market fees. Our financial statements following this offering reflect the impact of these increased expenses, making it more difficult to compare our financial statements with periods prior to the completion of this offering.

The aggregate proceeds of our initial public offering were $86.0 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. Following the offering, $1.0 million of the proceeds were used to repay outstanding debt under the senior loan agreement. See “Liquidity and Capital Resources – Indebtedness – Senior Loan Agreement.”

Recent Developments

Long-term Contracts

In May 2007, we executed a new VPC contract with Nevada Power Company to provide up to 126 megawatts of contracted capacity. Included in the VPC contract is the operation and maintenance of Nevada Power Company’s existing demand response system which is estimated to provide 24 megawatts of capacity. We refer to our operation of existing demand response systems as brownfield opportunities to grow our business.

In May 2007, the California Public Utilities Commission approved our previously announced Demand Response Purchase Agreement with Pacific Gas and Electric Company (PG&E). Under the agreement, our VPC program will provide PG&E with up to 50 megawatts of electricity capacity in the first two years and up to 57 megawatts thereafter.

In June 2007, the California Public Utilities Commission approved our previously announced expansion of our Demand Response Capacity Delivery Agreement with San Diego Gas & Electric (“SDG&E”) for an additional 30 megawatts of capacity. Under this VPC program, SDG&E will be provided with up to 100 megawatts of capacity.

Under our VPC contracts, we have performed approximately 79 curtailment events in the current year as of the date of this filing, compared to 33 events completed in the full prior year.

We operate two VPC contracts with ISO New England Inc. (“ISO New England”) that provide 60 megawatts of capacity, in the aggregate. Such contracts are expected to represent less than 10% of 2008 fiscal year revenues. We have been notified by ISO New England that when these contracts expire in 2007, per their original contractual term, ISO New England will not be exercising their right to extend the contracts into 2008. Nor do we expect ISO New England to enter into new VPC contracts for 2008 and beyond. Because we own the operating assets at the end of the contractual term, we are evaluating where to deploy those assets to receive payments for providing capacity in 2008 and beyond. Alternatives available to us include negotiating new long-term VPC contracts with the underlying utilities in the ISO New England territory. If we are unable to enter into new VPC contracts, we have the option of bidding our capacity into open market programs, the capacity market managed by ISO New England. See “Risk Factors—The expiration of our VPC contracts without obtaining a renewal or replacement VPC contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.”

Acquisition of Enerwise Global Technologies, Inc.

On July 23, 2007, the Company completed its acquisition of Enerwise. Enerwise merged with and into Comverge Eagle, Inc., a wholly-owned subsidiary of the Company pursuant to an Agreement and Plan of Merger (“the Enerwise Agreement”) dated as of June 27, 2007. Enerwise is an energy infrastructure management, demand response and renewable energy services and technology provider that enables commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Pursuant to the terms of the Enerwise Agreement, the Enerwise securityholders received the following consideration of approximately $78.3 million, which excludes the value of 191,183 shares of our common shares issued into escrow (the “Escrow Shares”):

•	$25.2 million in cash;

•	1,279,545 shares of our common stock, valued at $36.1 million;

•	subordinated convertible promissory notes in the original aggregate principal amount of $17.0 million that are convertible into an aggregate of up to 508,449 shares of our common stock; and

•	191,183 Escrow Shares.

Pursuant to the terms of the escrow agreement, the Escrow Shares will only be earned by the Enerwise securityholders and released only upon the achievement by the business unit that represents the acquired business of Enerwise of at least $36.0 million in revenue for 2008 and at least $11 million of gross profit for 2008. If both of the foregoing metrics are not met, all of the Escrow Shares may at the Company’s sole discretion be released to the Company and will be held in the Company’s treasury. The Escrow Shares are also available to the Company to satisfy certain indemnification obligations of Enerwise as set forth in the Enerwise Agreement. Pursuant to the Enerwise Agreement, we are entitled to be reimbursed from the Escrow Shares for indemnifiable damages we incur in excess of $0.3 million in the aggregate. Although we do not currently anticipate paying any dividends on our common stock, any dividends that are paid on the Escrow Shares will be placed in escrow and will also be available to us for indemnification purposes. If the Escrow Shares are earned pursuant to the performance metrics, any dividends earned during the escrow period and not used to satisfy indemnification obligations will be released to the Enerwise securityholders.

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

Our Alternative Energy Resources Group purchases hardware and software developed and delivered by our Smart Grid Solutions Group and for use in our VPC programs. As a result, the Alternative Energy Resources Group has become the largest purchaser of the Smart Grid Solutions Group’s products, representing approximately 23% and 27% of the products delivered by the Smart Grid Solutions Group for the years ended December 31, 2006 and the six months ended June 30, 2007, respectively.

Alternative Energy Resources Group

Our Alternative Energy Resources Group primarily offers VPC programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. The Alternative Energy Resources Group provides multi-year energy outsourced solutions, which generate recurring revenues. As of June 30, 2007, we have secured seven VPC contracts, one with each of PacifiCorp, Pacific Gas and Electric Company, Public Service Company of New Mexico, San Diego Gas & Electric Company, Nevada Power Company and two with ISO New England Inc. Our Alternative Energy Resources Group also provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset. In addition, the Alternative Energy Resources Group also provided utilities marketing services on an outsourced basis.

Once we secure a VPC contract with a utility customer, our Alternative Energy Resources Group incurs significant marketing costs to identify and enroll participants in our VPC programs. These participant acquisition costs are expensed as incurred. In addition, the participant is paid an annual or one-time incentive to enroll and participate in the VPC program. The incentive payments are recognized as a cost of revenue over the annual commitment period. Once a participant enrolls in one of our VPC programs, we install a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment. Until our build-out of a VPC program reaches a critical mass, the participant acquisition costs typically result in lower operating margins and greater losses in the early years of a VPC contract.

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

Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as temperature and humidity and the time of day and the day of the week when the measurement and verification tests are performed. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process resulting in a final settlement as a true-up.

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

As of June 30, 2007, we had deferred revenues and deferred costs of $13.7 million and $5.3 million, respectively, related to our VPC contracts that have not completed a measurement and verification test. As of December 31, 2006, such deferred revenues and deferred costs were $4.6 million and $1.5 million, respectively. The deferred revenues and deferred costs related to our VPC contracts as of June 30, 2006 were $11.0 million and $4.3 million, respectively.

Separate from our VPC program, utilities can contract with us for load control program design, build-out and operation services, while retaining ownership of the underlying assets. Our load control programs are targeted for utilities not only needing to purchase capacity but also wanting to own the underlying load management system. The programs have contracts with multiple element arrangements and provide for several deliverables to the customer. Because we do not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting and therefore, revenue for all elements is recognized ratably over the life of the contract. As of June 30, 2007, we had deferred revenues and deferred costs related to these program management arrangements of $0.5 million and $0.3 million, respectively. As of December 31, 2006, such deferred revenues and deferred costs were $1.3 million and $0.8 million, respectively.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with nine of our utility customers in our Smart Grid Solutions Group and our Alternative Energy Resources Group. As of June 30, 2007, we estimated that our total payments to be received through 2016 were approximately $218 million. Of this amount, we expect payments of $175 million from our VPC contracts and $43 million from our Smart Grid Solutions Group’s contracts.

These estimates of payments from long-term contracts are forward-looking statements based on the current contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to the best of management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments that we expect to receive under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risks Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenues from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual revenues and should not be relied upon” in our Registration Statement on Form S-1, Amendment No. 9, (File No. 333-137813) filed with the SEC on April 12, 2007. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenues or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of June 30, 2007, represented potential capacity of 495 megawatts, an increase of 275 megawatts compared to potential capacity of 220 megawatts as of December 31, 2006. As of June 30, 2007, we had built out 222 megawatts of capacity, compared to 175 megawatts of capacity as of December 31, 2006, which includes 10 megawatts of capacity built in excess of the VPC contract requirements. In calculating the estimated $175 million of payments from our VPC contracts, we have assumed that we will complete the build out of our remaining 283 megawatts by 2010, reaching the full 495 megawatts of available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

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

•

Payments from long-term contracts include $8.9 million that we expect to recognize as revenue over the next 12 months, which we include in backlog. Payments from long-term contracts exclude $12.4 million of payments which have already been received but have been deferred that we expect to recognize as revenues over the course of the next 12 months, which are included in backlog.

Smart Grid Solutions Group Contracts:

•

$36.9 million in payments expected to be received over the next eight years under a contract with Gulf Power Company to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	An estimated $6.1 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2005 and 2006 was $8.0 million and $6.2 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—Risks Related to Our Business—We

have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future” in our Registration Statement on Form S-1, Amendment No. 9, (File No. 333-137813) filed with the SEC on April 12, 2007.

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of June 30, 2007, we had contractual backlog of $33.3 million through June 30, 2008, with approximately 85% or $28.3 million expected to be fulfilled by December 31, 2007.

Results of Operations

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Revenues

The following tables summarize our revenues for the three and six months ended June 30, 2007 and 2006, as well as our deferred revenue and deferred cost of revenue for seven most recent quarters ended (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Segment Revenues:
Smart Grid Solutions Group	$3,956	$3,550	11%	$8,868	$9,252	(4)%
Alternative Energy Resources Group	663	121	448%	1,486	286	420%

Total	$4,619	$3,671	26%	$10,354	$9,538	9%

	As of
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Deferred revenue:
VPC contract related	$13,731	$9,119	$4,643	$16,519	$10,967	$5,351	$2,524
Other	644	665	1,449	2,294	2,344	2,153	2,281

Total deferred revenue	$14,375	$9,784	$6,092	$18,813	$13,311	$7,504	$4,805

	As of
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005
Deferred cost of revenue:
VPC contract related	$5,197	$3,338	$1,478	$6,623	$4,330	$1,631	$889
Other	354	370	750	1,101	1,233	1,084	974

Total deferred cost of revenue	$5,551	$3,708	$2,228	$7,724	$5,563	$2,715	$1,863

For the three months ended June 30, 2007, revenues were $4.6 million compared to $3.7 million for the three months ended June 30, 2006, an increase of $0.9 million, or 26%. Deferred revenue increased by 136% from December 31, 2006 to June 30, 2007. For the six months ended June 30, 2007, we had revenues of $10.4 million compared to $9.5 million for the six months ended June 30, 2006, an increase of $0.9 million, or 9%. Revenues for both three and six month periods exclude VPC contract revenues because such revenues are deferred until they are made fixed and determinable through a measurement and verification test, generally in our fourth fiscal quarter.

Smart Grid Solutions Group Revenues

Our Smart Grid Solutions Group had revenues of $4.0 million for the three months ended June 30, 2007 compared to $3.6 million for the three months ended June 30, 2006, an increase of $0.4 million, or 11%. The increase in revenue was primarily due to a $0.5 million increase in digital control unit and SuperStat revenue, partially offset by a $0.1 million decrease in Maingate product sales. For the six month periods ended June 30, 2007 and 2006, our Smart Grid Solutions Group had revenues of $8.9 million and $9.3 million, respectively, a decrease of $0.4 million or 4%. The decrease in revenue was primarily due to a $0.3 million decrease in Maingate product sales and a $0.3 million decrease in service revenue related to a service project completed last year that did not recur in 2007, partially offset by a $0.2 million increase in other product sales.

Alternative Energy Resources Group Revenues

Our Alternative Energy Resources Group had revenues of $0.7 million for the three months ended June 30, 2007 compared to $0.1 million for the three months ended June 30, 2006, an increase of $0.6 million, or 448%. The increase in revenue is primarily due to a $0.3 million increase in program management services, and $0.3 million from marketing services that commenced in 2007 under a newly awarded contract. For the six month periods ended June 30, 2007 and 2006, our Alternative Energy Resources Group had revenues of $1.5 million and $0.3 million, respectively, an increase of $1.2 million or 420%. The increase in revenue for the six months ended June 30, 2007 is due a $0.6 million increase in program management services, and $0.6 million increase from marketing services commencing in 2007 under the newly awarded contract previously mentioned.

Deferred Revenue and Deferred Cost of Revenue

We defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Although our VPC programs were expanded, no VPC contract revenues were recognized in the three and six months ended June 30, 2007 and 2006. Accordingly, deferred revenue increased from $6.1 million as of December 31, 2006 to $14.4 million as of June 30, 2007, and deferred costs of revenue increased from $2.2 million as of December 31, 2006 to $5.6 million as of June 30, 2007.

Gross Margins

The following table summarizes our gross profit and gross margin percentages for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin:
Smart Grid Solutions Group	$1,755	44%	$1,425	40%	$3,599	41%	$3,902	42%
Alternative Energy Resources Group	318	48%	79	65%	615	41%	233	81%

Total	$2,073	45%	$1,504	41%	$4,214	41%	$4,135	43%

As a percentage of revenues, total gross margin for the three months ended June 30, 2007 increased to 45% from 41% for the three months ended June 30, 2006, as a result of higher margins realized by our Smart Grid Solutions Group, as discussed below. For the six months ended June 30, 2007, total gross margin as a percentage of revenues decreased to 41% from 43% compared to the six months ended June 30, 2006 due to an increase in lower margin services performed.

Gross profit for the Smart Grid Solutions Group was $1.8 million for the three months ended June 30, 2007 compared to $1.4 million for the three months ended June 30, 2006, an increase of $0.3 million, or 23%. Increased revenue increased gross profit by $0.2 million. An increased gross margin percentage resulting from an increase in higher margin product revenue contributed $0.1 million of additional gross profit. Gross profit for the Smart Grid Solutions Group was $3.6 million for the six months ended June 30, 2007 compared to $3.9 million for the six months ended June 30, 2006, a decrease of $0.3 million or 8%. Decreased revenue reduced gross profit by $0.2 million. A lower gross margin as a result of increased costs of sales on services provided reduced gross profit by an additional $0.1 million.

Gross profit for the Alternative Energy Resources Group was $0.3 million for the three months ended June 30, 2007 compared to $0.1 for the three months ended June 30, 2006, an increase of $0.2 million, or 303%. The Alternative Energy Resource Group gross margin percentage for the three months ended June 30, 2007 was 48% compared to 65% for the three months ended June 30, 2006 as a result of lower gross margins associated with our new marketing services contract that began in 2007. Gross profit for the Alternative Energy Resources Group was $0.6 million for the six months ended June 30, 2007 compared to $0.2 for the six months ended June 30, 2006, an increase of $0.4 million, or 164%. The Alternative Energy Resource Group gross margin percentage for the six months ended June 30, 2007 was 41% compared to 81% for the six months ended June 30, 2006, also the result of the lower gross margins associated with the new marketing services contract that began in 2007.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Operating expenses:
General and administrative expenses	$4,518	$3,864	17%	$8,763	$7,029	25%
Marketing and selling expenses	2,163	2,394	(10)%	4,062	4,355	7%
Research and development expenses	356	258	38%	629	471	34%

Total	$7,037	$6,516	8%	$13,454	$11,855	13%

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended June 30, 2007 compared to $3.9 million for the three months ended June 30, 2006, an increase of $0.7 million, or 17%. The increase was the result of a $0.5 million increase in stock-based compensation expense and a $0.2 million increase in VPC related expenses.

General and administrative expenses for the six months ended June 30, 2007 were $8.8 million compared to $7.0 million for the same period in 2006. This reflected an increase of $1.8 million or 25%. The increase of $1.8 million consisted of increases of $0.8 million in compensation expenses, $0.5 million in stock-based compensation expense, $0.2 million in communication expenses, $0.2 million in professional fees and $0.1 million in insurance expense.

Marketing and Selling Expenses

Marketing and selling expenses were $2.2 million for the three months ended June 30, 2007 compared to $2.4 million for the three months ended June 30, 2006, a decrease of $0.2 million, or 10%. The decline was attributable to a $0.6 million decrease in new customer acquisition expenses under our VPC contracts, partially offset by increases in professional fees of $0.1 million, salaries and benefits of $0.1 million for hiring of additional employees, $0.1 million in communication expenses and increases of $0.1 million for other marketing and selling expenses. Customer acquisition costs under our VPC contracts were $0.5 million for the three months ended June 30, 2007 compared to $1.1 million for the three months ended June 30, 2006. Although VPC contract revenue was deferred during the current three and six months period ended, we expense customer acquisition costs as incurred. The decrease in expense for 2007 relates to lower expenditures as we have reached full or near full build out in three of our VPC contracts while not yet incurring significant costs in our three new VPC contracts awarded in 2007, due to previously pending state utility commission approvals of the VPC contracts. Our marketing costs are expected to increase as we add participants to our VPC programs awarded in 2007.

Marketing and selling expenses were $4.1 million for the six months ended June 30, 2007 compared to $4.4 million for the six months ended June 30, 2006, a decrease of $0.3 million, or 7%. The decline was attributable to a $1.2 million decrease in new customer acquisition expenses under our VPC contracts offset by increases in professional fees of $0.2 million, salaries and benefits of $0.4 million for hiring of additional employees, $0.1 million for communications expenses, and increases of $0.2 million in other marketing and selling expenses.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new Smart

Grid products. Research and development expenses were essentially unchanged for the three months ended June 30, 2007 and 2006 at $0.4 million and $0.3 million, respectively.

For the six month period ended June 30, 2007, research and development expenses of $0.6 million were consistent with the research and development expenses of $0.5 million for the six month period ended June 30, 2006.

Interest (Income) Expense, Net

Interest (income)/ expense, net increased from an expense of $0.1 million for the three months ended June 30, 2006 to income of $0.7 million for the three months ended June 30, 2007, due to $0.9 million in interest earned on proceeds of our initial public offering, partially offset by interest expense of $0.2 million related to borrowings under the senior credit facility and the General Electric Capital Corporation credit facility.

Interest (income)/ expense, net increased from an expense of $0.1 million for the six months ended June 30, 2006 to income of $0.4 million for the six months ended June 30, 2007, due to $0.9 million in interest earned on proceeds of our initial public offering, partially offset by interest expense of $0.5 million related to borrowings under the senior credit facility and the General Electric Capital Corporation credit facility.

Income Taxes

For the three and six months ended June 30, 2007, we recorded income tax provisions of $7,000 and $14,000, respectively, related to a deferred tax liability. For the three and six months ended June 30, 2006, we recorded a tax provision of $33,000 related to a deferred tax liability.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission on April 12, 2007, as amended. There have been no changes to our critical accounting policies since December 31, 2006, with the exception of the accounting policies related to other comprehensive loss and accounting for marketable securities, which are as follows:

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. We report total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, we include in other comprehensive loss those amounts relating to unrealized gains and losses on investment securities classified as available for sale in the consolidated statement of stockholders’ equity and comprehensive loss.

Marketable Securities

The Company classifies marketable securities as available-for-sale. We consider all highly liquid interest-earning securities with a maturity of three months or less at the date of purchase to be cash equivalents. In general, securities with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term marketable securities. Securities with maturities beyond one year are classified as long-term securities, however, they may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents, short-term marketable securities and long-term marketable securities are classified as available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in accumulated other comprehensive income.

Liquidity and Capital Resources

Overview

Since April 2003, when we ceased being a wholly-owned subsidiary of Acorn Factor, we have funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our senior loan agreement and General Electric Capital Corporation credit facility as described below. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and customer referral payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5.3 million shares of the Company’s common stock. Aggregate proceeds to the Company from the offering were $86.0 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses payable by us. In conjunction with the completion of our initial public offering, the holder of the subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. We will use the net proceeds received from the offering, along with cash generated from operations and availability under our senior loan agreement and General Electric Capital Corporation credit facility to fund operations, capital expenditures, repay certain indebtedness and fund the cash portion of our acquisition of Enerwise. We believe that our cash flows from borrowings under our senior loan agreement, General Electric Capital Corporation credit facility, and proceeds from the public offering will be sufficient to satisfy expected cash needs associated with our existing operations through June 30, 2008.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	Six Months Ended June 30,
	2007	2006
Net cash used in operating activities	$(3,268)	$(4,901)
Net cash used in investing activities	(64,832)	(2,046)
Net cash provided by financing activities	88,280	5,532

Net change in cash and cash equivalents	$20,180	$(1,415)

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

Cash used in operating activities was $3.3 million and $4.9 million for the six month periods ended June 30, 2007 and 2006, respectively. The decrease in cash used in operating activities was due to a $0.6 million increase in stock-based compensation and a $2.0 million increase due to changes in other operating assets and liabilities, partially offset by $1.0 million increase in net loss.

Cash Flows Used in Investing Activities

Cash used in investing activities was $64.8 million and $2.0 million for the six month periods ended June 30, 2007 and 2006, respectively. Our principal cash investments are for purchases of marketable securities, costs associated with our acquisition of Enerwise and equipment and installation services used to build out and expand our VPC programs. Following the Company’s initial public offering proceeds were invested in marketable securities. Net purchases of marketable securities during the six months ended June 30, 2007 were $62.9 million. The net purchases of marketable securities comprised substantially all of the increase in cash used in investing activities during the six months ended June 30, 2007.

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. Our Alternative Energy Resources Group purchases demand response equipment from our Smart Grid Solutions Group. These assets are initially classified as inventory when purchased by the Smart Grid Solutions Group. When transferred to the Alternative Energy Resources Group, they remain classified as inventory until they are deployed to service a VPC contract, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $0.4 million and $1.2 million for the six month periods ended June 30, 2007 and 2006, respectively.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $88.3 million and $5.5 million for the six month periods ended June 30, 2007 and 2006, respectively. Cash flows provided by financing activities for the six month period ended June 30, 2006, consisted primarily of $5.4 million in net proceeds from the Series C preferred stock issuance. Cash flows provided by financing activities for the six month period ended June 30, 2007, consisted of the following:

•	proceeds from the initial public offering of the Company’s common stock totaling $86.8 million, net of offering costs incurred related to underwriting and professional fees;

•	cash proceeds of $1.2 million from the exercise of stock-based awards;

•	debt proceeds of $2.6 million from borrowings under our credit agreement;

•	cash used of $1.0 million for repayment of our credit facility;

•	cash used of $1.3 million for debt issuance costs.

Indebtedness

Credit Agreement

In January 2007, our Alternative Energy Resources Group subsidiary entered into a credit agreement with General Electric Capital Corporation to provide it with up to $40 million of borrowings to fund capital expenditures related to our VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit facility up to $3.0 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement are collateralized by all of the Alternative Energy Resources Group’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. We were in compliance with these covenants as of June 30, 2007. As of June 30, 2007, there was $2.6 million of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $34.4 million.

Senior Loan Agreement

In April 2003, we entered into a loan and security agreement, as amended, or the senior loan agreement, with Silicon Valley Bank. The senior loan agreement expires in March 2008, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, the senior loan agreement has a revolving line of credit up to $4.0 million, including letters of credit up to $3.0 million. Borrowings under the senior loan agreement bear interest at either prime plus 2.0% or prime plus 2.75% per annum depending on our performance under a financial covenant contained in the agreement. The senior loan agreement is collateralized by substantially all of our assets not related to our Alternative Energy Resources Group, including our intellectual property. Borrowings under the senior loan agreement can be requested, from time to time, up to an amount that, based on a formula, includes (i) up to 80% of eligible receivables and (ii) eligible inventory limited to the lesser of (A) 25% of their value, (B) 80% of net orderly liquidation value, (C) $500,000 or (D) 25% of the aggregate eligible accounts outstanding. The senior loan agreement contains customary financial and restrictive covenants, including maintenance of a minimum quick ratio and EBITDA level and a prohibition on the payment of dividends. We were in compliance with these covenants as of June 30, 2007. As of June 30, 2007, we had no borrowings under the senior loan agreement and availability of approximately $2.0 million based upon the borrowing base calculated pursuant to the formula described above. Following the completion of our initial public offering the $1.0 million outstanding under the senior loan agreement was repaid.

Subordinated Convertible Loan Agreement

In June 2005, we entered into a $4.0 million subordinated convertible loan agreement, or the subordinated convertible debt, with Partners for Growth, L.P. In conjunction with our initial public offering in April, 2007, the lender converted $1.0 million in principal into 138,121 shares of common stock. As of June 30, 2007, $3.0 million of principal remained outstanding under the convertible debt. The remaining convertible debt under this agreement matures in June 2010. The convertible debt bears interest at 3% plus the three-month LIBOR rate. The convertible debt requires payment of interest only, provided that we meet or exceed certain pro forma revenue targets calculated on a quarterly basis during the term. If we do not meet or exceed such revenue targets, at the option of the lender, the convertible debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. No principal payments have been required to date, and none are expected to be required during 2007. The lender may convert the principal amount of the convertible debt into our common stock at a price of $7.24 per share at any time during the term of the convertible debt. We have the right to convert the principal amount of the convertible debt under the same terms, as a result of the completion of our initial public offering of our common stock. The entire principal amount of the convertible debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the convertible debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the result at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a non-detachable warrant to purchase 414,365 shares of our common stock at a price of $7.24 per share. The convertible debt is collateralized by a second lien on substantially all of our assets and is subordinated in right of payment to the senior loan agreement. The convertible debt contains customary restrictive covenants. We were in compliance with these covenants as of June 30, 2007.

Letters of Credit

Our senior loan agreement and credit agreement provide for the total issuance of up to $7.0 million of letters of credit. As of June 30, 2007, we had $0.6 million face value of irrevocable letters of credit outstanding.

Capital Spending

As of June 30, 2007 our VPC programs had estimated available capacity of 222 megawatts, which includes 10 megawatts of capacity built in excess of the VPC contract requirements. Our existing VPC contracts as of June 30, 2007 provided for a potential capacity of 495 megawatts. We expect to incur approximately $35.4 million in capital expenditures over the next three years to build out the remaining 283 megawatts under our existing VPC programs, of which $9.1 million is anticipated to be incurred through December 31, 2007. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out those new VPC programs.

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue arise in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of June 30, 2007, there were no material contingencies requiring accrual or disclosure.

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(4,371)	$(5,150)	$(8,886)	$(7,933)
Depreciation and amortization	127	85	268	199
Interest (income) expense, net	(668)	54	(439)	135
Provision for income taxes	7	33	14	33

EBITDA	(4,905)	(4,978)	(9,043)	(7,566)

Noncash stock compensation expense	552	66	677	76

Adjusted EBITDA	$(4,353)	$(4,912)	$(8,366)	$(7,490)

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements . This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in

GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is to be effective for the Company’s financial statements issued in 2008. The Company believes that SFAS No. 157 will not have a material impact on its consolidated financial statements.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or June 30, 2007.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3:	Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates, and such foreign currency gains or losses have not been material to date. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations.

Interest Rate Risk

As of June 30, 2007, all of our $5.6 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate or the three-month LIBOR rate would result in an increase in our interest expense of approximately $56 thousand per year.

Item 4:	Controls and Procedures

Evaluation of Disclosure Controls

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

We are a party to legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of June 30, 2007, there were no material contingencies arising from legal proceedings requiring accrual or disclosure.

Item 1A:	Risk Factors

You should carefully consider the risks described in the risk-factors disclosed in our Registration Statement on Form S-1, filed with the SEC on April 12, 2007, as amended, before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described in our Registration Statement on Form S-1 are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk-factors.

The actual occurrence of any of the risks described in our Registration Statement on Form S-1 could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

As a result of occurrences during the three month period ended June 30, 2007, you should also consider the following risk factors which were not included in our Registration Statement on Form S-1, filed with the SEC on April 12, 2007, as amended before making a decision to invest in our common stock or in an evaluation of Comverge and our business.

We are exposed to fluctuations in the market values of our portfolio investments and interest rates; impairment of our investments could harm our earnings.

Following the completion of our initial public offering in April, 2007 the offering proceeds were invested in short and long-term investments. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk” included in this report on Form 10-Q.

The expiration of our VPC contracts without obtaining a renewal or replacement VPC contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

We operate two VPC contracts with ISO New England Inc. that provide 60 megawatts of capacity, in the aggregate. Such contracts are expected to represent less than 10% of 2008 fiscal year revenues. We have been notified by ISO New England Inc. that the contracts will not be extended beyond their original expiration date of September 30, 2007. The inability to renew or replace these two VPC contracts could have a material adverse effect on our business in calendar year 2008.

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so. In addition, other programs could provide lower capacity payments than our existing fixed price contracts. Thus, the failure to renew any of these contracts could significantly reduce our revenues.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended June 30, 2007, the Company sold 281,429 unregistered shares of its common stock upon exercise of options by employees. The average price per share was $2.18 and the aggregate proceeds were $0.6 million. The proceeds from sales of common stock under employee option agreements were used for working capital.

The Company’s Registration Statement on Form S-1, Amendment No. 9, (File No. 333-137813) related to our initial public offering was declared effective by the SEC on April 12, 2007. Pursuant to the registration statement, the Company sold a total of 5,300,000 shares of common stock and certain of our stockholders sold an aggregate of 795,000 shares of common stock pursuant to the exercise of the underwriter’s over-allotment option. The offering terminated on April 18, 2007. The aggregate offering proceeds were $95.4 million less underwriting discounts of $6.7 million and other offering costs of $2.7 million. Shares purchased under the over-allotment were sold by the selling shareholders and the Company received no proceeds from the sale of the over-allotment shares.

Citigroup Global Markets, Inc., Cowen and Company, LLC, RBC Capital Markets Corporation and Pacific Growth Equities, LLC acted as underwriters for the offering. No underwriting discounts or expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.

As of June 30, 2007 we have used $1.0 million of the proceeds of our initial public offering to repay indebtedness under the senior loan agreement, and $0.3 million of the net proceeds to fund expenses related to the acquisition of Enerwise.

As of June 30, 2007, no proceeds were used to make direct or indirect payments to any of our non-employee directors, to persons owning 10% or more of our common stock or to any of our affiliates. Proceeds of $0.4 million were paid to officers or their associates as of June 30, 2007.

The remaining net proceeds have been maintained as cash and cash equivalents or invested in interest bearing, investment-grade securities. We plan to use the remaining net proceeds to finance the capital requirements of our current and future VPC contracts, to finance research and development, to fund any cash consideration for future acquisitions and for other general corporate purposes. We believe that available cash and cash equivalents, short-term marketable securities and long-term marketable securities will be sufficient to meet our capital needs for at least the next 12 months.

There were no purchases of our securities by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) during the quarter ended June 30, 2007.

For more information on the use of proceeds from our initial public offering as well as information on certain restrictions on working capital and the payment of dividends under certain instruments of our indebtedness, refer to the section titled “Liquidity and Capital Resources” and notes to our financial statements included in this report on Form 10-Q.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

The following documents are filed as exhibits to this report:

2.1	Agreement and Plan of Merger, dated June 27, 2007, by and among Comverge, Inc, Comverge Eagle, Inc., Enerwise Global Technologies, Inc. and the Stockholder Representatives referenced therein (filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission June 28, 2007 and incorporated herein by reference)

10.38*	Delivered Demand Reduction Agreement, between Comverge, Inc. and Nevada Power Company, dated as of May 2, 2007.

31.1	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

Item 7:	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

August 14, 2007	/s/ Robert M. Chiste
(Date)	Robert M. Chiste
Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	/s/ Michael D. Picchi
(Date)	Michael D. Picchi
Chief Financial Officer
(Principal Financial and Accounting Officer)