Form 10-Q
period 2007-09-30
Comverge, Inc.
filed 2007-11-06
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

There were 19,519,525 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on November 5, 2007.

Comverge, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	December 31, 2006	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$3,774	$30,065
Marketable securities	—	32,769
Accounts receivable, net	5,736	11,213
Inventory	1,348	2,083
Deferred costs	2,228	8,880
Other current assets	2,419	1,786

Total current assets	15,505	86,796

Property and equipment, net	12,405	11,987
Intangible assets, net	195	19,491
Goodwill	499	75,264
Other assets	232	1,129

Total assets	$28,836	$194,667

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,046	$4,642
Deferred revenue	6,092	19,815
Accrued expenses	4,369	4,876
Other current liabilities	914	14,432
Current portion of long-term debt	—	1,236

Total current liabilities	14,421	45,001

Long-term liabilities
Long-term debt	5,000	26,394
Other liabilities	1,016	1,331

Total long-term liabilities	6,016	27,725

Commitments and contingencies
Stockholders’ equity
Convertible preferred stock
Series A, $0.001 par value per share, 5,201,000 shares authorized; 5,200,573 shares issued and outstanding as of December 31, 2006; liquidation preference of $32,516 as of December 31, 2006	21,438	—
Series B, $0.001 par value per share, 3,937,688 shares authorized; 2,820,439 shares issued and outstanding as of December 31, 2006; liquidation preference of $20,449 as of December 31, 2006	13,568	—
Series C, $0.001 par value per share, 800,000 shares authorized; 550,000 shares issued and outstanding as of December 31, 2006; liquidation preference of $8,250 as of December 31, 2006	5,411	—
Series A-2, $0.001 par value per share, 18,038 shares authorized; 18,038 shares issued and outstanding as of December 31, 2006; liquidation preference of $150 as of December 31, 2006	100	—
Preferred stock, $0.001 par value per share, no shares authorized, issued and outstanding as of December 31, 2006; 15,000,000 shares authorized and undesignated and no shares issued and outstanding as of September 30, 2007	—	—
Common stock, $0.001 par value per share, 150,000,000 shares authorized; 3,489,922 and 19,513,209 shares issued and outstanding as of December 31, 2006 and September 30, 2007, respectively	3	20
Additional paid-in capital	20,099	188,303
Accumulated deficit	(52,220)	(66,402)
Accumulated other comprehensive income	—	20

Total stockholders’ equity	8,399	121,941

Total liabilities and stockholders’ equity	$28,836	$194,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue
Product	$2,085	$3,717	$9,365	$10,854
Service	1,128	6,291	3,386	9,508

Total revenue	3,213	10,008	12,751	20,362

Cost of revenue
Product	1,605	2,281	6,284	6,965
Service	563	4,599	1,287	6,055

Total cost of revenue	2,168	6,880	7,571	13,020

Gross profit	1,045	3,128	5,180	7,342

Operating expenses
General and administrative expenses	3,496	5,722	10,509	14,457
Marketing and selling expenses	1,734	2,687	6,089	6,749
Research and development	166	190	637	819
Amortization of intangible assets	4	280	20	308

Operating loss	(4,355)	(5,751)	(12,075)	(14,991)

Interest (income) expense, net	105	(469)	240	(908)
Other expense	52	7	97	78

Loss before income taxes	(4,512)	(5,289)	(12,412)	(14,161)
Provision for income taxes	—	7	33	21

Net loss	$(4,512)	$(5,296)	$(12,445)	$(14,182)

Net loss per share
Basic and diluted	$(1.39)	$(0.28)	$(3.89)	$(1.12)

Weighted average number of shares used in computation	3,257,039	19,105,624	3,198,248	12,714,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities
Net loss	$(12,445)	$(14,182)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	294	718
Stock-based compensation	129	1,542
Amortization of debt issuance costs	56	173
Accretion of marketable securities	—	(357)
Other	296	49
Changes in operating assets and liabilities
Accounts receivable, net	(4,886)	(2,399)
Inventory	(1,034)	(885)
Prepaid expenses, deferred costs and other assets	(4,025)	(1,517)
Accounts payable	(787)	(1,670)
Accrued expenses and other liabilities	715	2,393
Deferred revenue	14,008	12,190

Net cash used in operating activities	(7,679)	(3,945)

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	—	(23,791)
Purchases of marketable securities	—	(73,193)
Sale of marketable securities	—	40,800
Purchases of property and equipment	(2,745)	(2,294)
Funding of termination benefits	(14)	(12)
Acquisition of intangible assets	(32)	—

Net cash used in investing activities	(2,791)	(58,490)

Cash flows from financing activities
Proceeds from exercises of stock options	581	1,206
Proceeds from Series C preferred stock, net of issuance costs of $89	5,411	—
Borrowings under credit agreement	—	3,394
Repayment of senior loan agreement	—	(1,000)
Proceeds from debt	3,200	—
Proceeds from issuance of common stock, net of offering costs of $144 and $8,638	(144)	86,400
Payment of debt issuance costs	—	(1,274)

Net cash provided by financing activities	9,048	88,726

Net change in cash and cash equivalents	(1,422)	26,291
Cash and cash equivalents at beginning of period	2,606	3,774

Cash and cash equivalents at end of period	$1,184	$30,065

Cash paid for interest	$255	$692

Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$56	$107
Increase in fixed assets resulting from transfer of inventory	$1,317	$483
Subordinated convertible notes issued in connection with business acquisitions	$—	$20,000
Common stock issued as consideration in business acquisitions	$—	$37,997
Common stock issued on conversion of convertible debt	$—	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDER’S EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A-2 Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balances as of December 31, 2006	5,200,573	$21,438	2,820,439	$13,568	550,000	$5,411	18,038	$100	3,489,922	$3	$20,099	$(52,220)	$—	$8,399
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(14,182)	—	(14,182)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	20	20

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—		(14,162)

Common stock issued in initial public offering, net of offering costs	—	—	—	—	—	—	—	—	5,300,000	5	85,954	—	—	85,959
Conversion of preferred stock into common stock	(5,200,573)	(21,438)	(2,820,439)	(13,568)	(550,000)	(5,411)	(18,038)	(100)	8,589,050	9	40,508	—	—	—
Common stock issued upon conversion of convertible debt	—	—	—	—	—	—	—	—	138,121	—	1,000	—	—	1,000
Common stock issued in business acquisitions	—	—	—	—	—	—	—	—	1,313,674	1	37,996	—	—	37,997
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	636,696	1	1,204	—	—	1,205
Stock-based compensation from options	—	—	—	—	—	—	—	—	—	—	1,352	—	—	1,352
Stock-based compensation from issuance of restricted stock	—	—	—	—	—	—	—	—	45,746	1	190	—	—	191

Balances as of September 30, 2007	—	—	—	—	—	—	—	—	19,513,209	$20	$188,303	$(66,402)	$20	$121,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business, Basis of Presentation, and Liquidity

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) smart grid solutions to utilities and other energy customers consisting of demand response systems comprised of hardware, software and installation services (“Smart Grid Solutions Group”), (ii) electric capacity to utility customers primarily during periods of peak energy demand (“Alternative Energy Resources Group”), and (iii) energy management and demand response solutions to large commercial and industrial consumers (“Enerwise Group”). Prior to April 2003, the Company was a wholly-owned subsidiary of Acorn Factor, Inc. (formerly known as Data Systems & Software, Inc.) (“AFI”).

On July 23, 2007, the Company completed the acquisition of all of the outstanding securities of Enerwise Global Technologies, Inc. (“Enerwise Group”). The Enerwise Group is an energy infrastructure management, demand response and renewable energy services and technology provider that enables commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions regarding energy and renewable energy purchases and programs. The Enerwise Group has been designated a new operating segment for management and external reporting purposes.

On September 29, 2007, the Company completed the acquisition of Public Energy Solutions, LLC, and its related entities (collectively, “PES”). PES is an energy efficiency company that implements permanent base load reduction solutions for commercial and industrial customers under long-term, pay-for-performance contracts with a utility. PES became part of the Alternative Energy Resources Group operating segment.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the Company’s financial statements as of and for the three and nine months ended September 30, 2006 and 2007. Such adjustments are of a normal, recurring nature. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2006 and 2007 are not necessarily indicative of the results that may be expected for the fiscal years ending December 31, 2006 and 2007. The year-end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year balances have been reclassified to conform to the current year presentation. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2006 filed in the Company’s Registration Statement on Form S-1.

Reverse Stock Split

On April 18, 2007, the Company affected a 1-for-2 reverse stock split of its common stock in connection with the closing of its initial public offering. All common shares and per share amounts have been retroactively restated in the accompanying condensed consolidated financial statements and notes for all periods presented.

Liquidity

The Company has a history of recurring losses and negative cash flows from operations. Historically, the Company has funded cash needs through the issuance of preferred stock and subordinated convertible debt financing. On April 18, 2007, the Company completed the initial public offering of its common shares. Aggregate proceeds from the offering, net of related expenses, were $86.0 million. The Company plans to use these net proceeds to finance the capital requirements of its current and future Virtual Peaking Capacity (“VPC”) contracts, to finance research and development, to repay indebtedness, to fund any cash consideration for future acquisitions, including the acquisitions of Enerwise and PES, and for other general corporate purposes. Management believes that available cash and cash equivalents, marketable securities and borrowings available under the Company’s credit agreements will be sufficient to meet the Company’s capital needs for at least the next 12 months.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company’s operations are subject to certain risks and uncertainties, including, among others: a history of annual losses since inception, the potential requirement to make refunds to customers, significant revenues from contracts with a small number of customers, the ability to fully receive the payments estimated from long-term contracts and recognize revenues from backlog, reliance on key third-parties to manufacture its products, litigation, the need to retain key personnel and the ability to integrate completed acquisitions. Any of these factors could impair the Company’s ability to expand its operations or to generate significant revenue and cash flows from those markets in which it operates. As a result of the above and other factors, the Company’s earnings and financial condition can vary significantly from quarter-to-quarter and year-to-year.

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

The Company, through the acquisition of PES, enters into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on the Company’s ability to achieve contracted capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount and therefore the related revenue is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain PES contracts are accounted for in accordance with EITF No. 00-21, which requires the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21 since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

The Enerwise Group segment enters into agreements to provide demand response and capacity event services. The demand response contracts require the Company to provide electric capacity through demand reduction to utility end customers when the utility calls a demand response event to curtai1 electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

Capacity event services revenue is contingent revenue earned based upon the actual amount of energy provided during the capacity event. Contingent revenue from capacity events is recognized when the capacity amount and therefore the related revenue is fixed and determinable.

The Smart Grid Solutions Group sells hardware products directly to utilities for use and deployment by the utility. In addition, it provides installation services under a long-term service contract with one of our customers. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and all other criteria of SAB 104 have been met.

8

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The deferred revenue and deferred cost of revenue as of December 31, 2006 and September 30, 2007 are provided below:

	December 31, 2006	September 30, 2007
Deferred revenue:
VPC contract related	$4,643	$17,467
Other	1,449	2,348

Total deferred revenue	$6,092	$19,815

	December 31, 2006	September 30, 2007
Deferred cost of revenue:
VPC contract related	$1,478	$6,652
Other	750	2,228

Total deferred cost of revenue	$2,228	$8,880

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

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenues from certain fixed price contracts are recognized on a percentage of completion basis, which involves the use of estimates. If the Company does not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when final acceptance is received from the customer. The Company also enters into agreements to provide hosting services that allow customers to monitor and analyze their electrical usage. Revenue from hosting contracts is recognized as the services are provided, generally on a recurring monthly basis. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

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

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company reports total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, other comprehensive loss includes those amounts relating to unrealized gains and losses on investment securities classified as available for sale in the consolidated statement of stockholders’ equity and comprehensive loss.

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three and nine months ended September 30, 2006, the Company had two and three customers which accounted for 47% and 45% of the Company’s revenue, respectively. During the three and nine months ended September 30, 2007, the Company had one and two customers which accounted for 32% and 28% of the Company’s revenue, respectively. The total accounts receivable from these two customers were $1.5 million as of September 30, 2007 or 14% of net accounts receivable outstanding. No other customer accounted for more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2006 and 2007.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short and long-term marketable securities and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short and long-term marketable securities by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. The Company considers all highly liquid interest-earning securities with a maturity of three months or less at the date of purchase to be cash equivalents. Securities with maturities beyond three months are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents, short-term marketable securities and long-term marketable securities are classified as available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in accumulated other comprehensive income and on a cumulative basis included in accumulated other comprehensive income in the financial statements.

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of September 30, 2007 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Marketable Securities
Money Market Funds	$5,073	$—	$—	$5,073	$5,073	$—
Commercial Paper	18,599	3	(1)	18,601	9,652	8,949
Corporate Debentures/Bonds	23,802	26	(8)	23,820	—	23,820

Total	$47,474	$29	$(9)	$47,494	$14,725	$32,769

Realized gains and losses to date have not been material. Interest income for the three and nine months ended September 30, 2007 was $86 and $1,784, respectively. The Company held no marketable securities on December 31, 2006.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year. Based on the Company’s most recent impairment test completed as of December 31, 2006, there has been no impairment loss recognized for goodwill.

The costs of identified intangible assets are presented at their fair value at acquisition date. The Company amortizes identified intangible assets over the estimated useful lives using the straight-line method, which approximates the projected utility of such assets based upon the information available. The amortization expense related to acquired software is recorded in the respective cost of revenue line item in the Consolidated Statements of Operations.

The costs of registered patents and patents pending acquired from third-parties are presented at their cost as of the acquisition date. In addition, registration costs and fees for patents are capitalized. Registered patent costs are amortized over the estimated remaining useful life of the patents, from four to fourteen years. Costs for patents pending are not amortized until they are issued.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or September 30, 2007.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and nine month periods ended September 30, 2006 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	September 30, 2006	September 30, 2007
Series A convertible preferred stock	5,200,573	—
Series B convertible preferred stock	2,820,439	—
Series C convertible preferred stock	550,000	—
Series A-2 convertible preferred stock	18,038	—
Subordinated debt convertible to common stock	551,693	997,198
Outstanding options	1,909,066	2,152,733
Outstanding warrants	250,000	250,000

Total	11,299,809	3,399,931

4.	Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net Loss	$(4,512)	$(5,296)	$(12,445)	$(14,182)
Unrealized gain on marketable securities	—	38	—	20

Comprehensive loss	$(4,512)	$(5,258)	$(12,445)	$(14,162)

5.	Acquisitions

On July 23, 2007, Comverge completed the acquisition of Enerwise Global Technologies, Inc (“Enerwise”) for $77.0 million in consideration, comprised of $23.1 million in cash, net of cash acquired, $17.0 million in subordinated convertible promissory notes payable to Enerwise stockholders and 1,279,545 shares of Comverge common stock, valued at $36.9 million. In accordance with Emerging Issues Task Force (“EITF”) No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the fair value of Comverge common stock to be issued was determined using an average price of $28.82, which was the average closing price of Comverge common stock for a few days before and after the terms of the merger agreement were agreed to and announced. In addition, 191,183 shares of Comverge stock is contingently issuable if Enerwise exceeds certain 2008 operating performance results. The additional contingent consideration, should the performance results be exceeded, will be recorded as additional goodwill if and when earned.

On September 29, 2007, Comverge completed the acquisition of Public Energy Solutions, LLC, Public Electric, Inc. and PES NY, LLC (collectively, “PES”) for $13.4 million in consideration, comprised of $9.3 million in cash, net of cash acquired, $3.0 million in subordinated convertible promissory notes payable to PES capital members and 34,129 shares of Comverge common stock, valued at $1.1 million. In accordance with EITF No. 99-12, the fair value of Comverge common stock to be issued was determined using a price of $32.86. In addition, $3.0 million in cash and 238,905 shares of Comverge common stock is contingently issuable if PES exceeds certain operating performance results for calendar years 2007 and 2008. The additional contingent consideration, should the performance results be exceeded, will be recorded as additional goodwill if and when earned.

These acquisitions were completed primarily to allow the Company to expand its electric load reduction services. The Company allocated the purchase prices of the acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excesses of the purchase prices over the fair values were recorded as goodwill. Management believes the goodwill resulting from the PES acquisition will be deductible for tax purposes. The fair values assigned to intangible assets acquired were based

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

on estimates and assumptions determined by management. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives, which represents the most discernible pattern of economic use. The results of operations of each acquisition are included in our results of operations from the closing date of the acquisition. The preliminary allocations of the estimated purchase prices are as follows:

	Enerwise	PES
Current assets	$3,894	$2,211
Goodwill	66,507	8,257
Intangible assets	13,554	6,041
Other assets	245	162

Total assets acquired	84,200	16,671

Liabilities assumed	(6,323)	(2,867)

Net assets acquired	$77,877	$13,804

The estimated fair values of the assets acquired and liabilities assumed are not yet complete and are subject to future adjustments. The final purchase price allocation will be based on Enerwise’s closing balance sheet as of July 23, 2007 and PES’ closing balance sheet as of September 29, 2007. The valuations are currently in process and management expects the valuations to be completed by the filing of the Company’s Form 10-K for the year ended December 31, 2007.

The unaudited financial information in the table below summarizes the combined results of operations of Comverge, Enerwise and PES, on a pro forma basis, as though the companies had been combined as of the beginning of January 1, 2006. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented. The pro forma operating results include adjustments to amortization expense and interest expense as if the transactions had occurred as of January 1, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue	$10,052	$12,489	$26,871	$33,883
Net loss	$(4,063)	$(5,879)	$(15,778)	$(18,012)
Basic net loss per share	$(0.89)	$(0.30)	$(3.50)	$(1.31)

6.	Intangible Assets, net and Goodwill

Intangible assets, net and goodwill as of December 31, 2006 and September 30, 2007 consisted of the following:

Asset	Estimated Useful Life (in years)	December 31, 2006			September 30, 2007
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	3 - 4	$104	$(104)	$—	$2,735	$(131)	$2,604
Patents	4	328	(133)	195	305	(131)	174
Trade names and marks	Indefinite	—	—	—	2,758	—	2,758
Customer relationships and contracts	5 - 10	—	—	—	13,644	(145)	13,499
Other	Indefinite	—	—	—	456	—	456

Total intangible assets		$432	$(237)	$195	$19,898	$(407)	$19,491

Goodwill	Indefinite	$499	$—	$499	$75,264	$—	$75,264

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The Company uses the straight-line method of computing amortization expense. Amortization expense for the three month periods ended September 30, 2006 and 2007 was $4 and $281, respectively. Amortization expense for the nine month periods ended September 30, 2006 and 2007 was $20 and $308, respectively. Estimated amortization expense for the remainder of 2007 is $657. Estimated amortization expense for the next five calendar years is as follows:

Year Ended December 31,	Estimated Amortization Expense
2008	$2,627
2009	$2,627
2010	$2,627
2011	$2,324
2012	$1,664
Thereafter	$3,754

7.	Inventory

Inventory as of December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
Raw materials and supplies	$589	$543
Finished goods	759	1,540

Total inventory	$1,348	$2,083

8.	Other Current Liabilities

Other current liabilities as of December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
Accrued consideration in connection with PES acquisition	$—	$9,301
Customer contract related	—	2,315
Other current liabilities	914	2,816

Total other current liabilities	$914	$14,432

9.	Debt

In connection with our acquisition of Enerwise, the Company issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bear interest at a rate of 5.5% per annum and mature on April 1, 2009. Interest payments on the notes will be made by us quarterly. The notes are convertible into shares of our common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $33.44 which represents 125% of the average closing price of our common stock for the 20 trading days immediately prior to the execution of the Enerwise merger agreement. Based on the note conversion price of $33.44 per share, the notes are convertible into an aggregate of up to 508,373 shares of our common stock.

In connection with our acquisition of PES, the Company issued a series of subordinated convertible promissory notes in the aggregate principal amount of $3.0 million. The notes bear interest at a rate of 5.5% per annum and will mature on March 29, 2009. Interest payments on the notes will be made by us quarterly. The notes are convertible into 74,386 shares of our common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $40.33, which is equal to 125% of the average closing price of our common stock for the trading days commencing September 18, 2007, and ending October 12, 2007.

Also in connection with our acquisition of PES, the Company assumed debt obligations of PES in the aggregate amount of $1,236. The assumed debt was repaid in full on October 1, 2007, as a condition of closing the acquisition of PES by Comverge.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Debt as of December 31, 2006 and September 30, 2007 consisted of the following:

	December 31, 2006	September 30, 2007
Senior loan agreement with a U.S. bank, collateralized by substantially all of the Company’s assets not related to our Alternative Energy Resources Group, maturing in March 2008, interest payable at a variable rate (10.25% as of December 31, 2006)	$1,000	$—
Credit agreement with a U.S. corporation, collateralized by all of Alternative Energy Resources, Inc.’s assets, expiring January 2014, interest payable at a variable rate (8.42% as of September 30, 2007)	—	3,394
Subordinated convertible debt, collateralized by a second lien on substantially all of the Company’s assets, maturing in June 2010, interest payable monthly at a variable rate (8.37% and 8.36% as of December 31, 2006 and September 30, 2007, respectively)	4,000	3,000
Subordinated convertible promissory notes, maturing in March and April 2009, interest payable quarterly at 5.5% per annum issued in connection with the acquisitions of Enerwise and PES	—	20,000
Debt assumed in connection with the acquisition of PES	—	1,236

Total debt	5,000	27,630
Less: current maturities	—	(1,236)

Total long-term debt	$5,000	$26,394

10.	Stock-Based Compensation

The Company’s Long-Term Incentive Plan provides for the granting of shares of common stock and options to purchase shares of common stock to officers, directors and other certain employees of the Company. Options to purchase shares of common stock are issued at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than ten years. The purchase price must be paid in cash. As of September 30, 2007, the Company had 2,152,733 issued and outstanding options. Since 2003, 1,047,977 options have been exercised by optionees. Options expire between five years and ten years from the date of the grant. The options or shares of common stock may be subject to restrictions and forfeiture and generally vest over a one to four year period from the date of the grant. As of September 30, 2007, 1,088,177 shares were available for grant under the plan.

A summary of the Company’s options outstanding as of September 30, 2007, as well as changes during the nine month period then ended, is presented below:

	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at December 31, 2006	1,991,105	$2.10	$0.58 - $10.88
Granted	905,411	$23.17	$11.24 - $34.23
Exercised	(636,696)	$1.92	$0.58 - $18.00
Cancelled	(95)	$0.82	$0.82 - $0.82
Forfeited	(106,992)	$3.96	$0.74 - $34.23

Outstanding at September 30, 2007	2,152,733	$10.94	$0.58 - $34.23

Exercisable at end of period	685,747	$2.65	$0.58 - $23.54

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Outstanding as of September 30, 2007
	Number Outstanding	Average Remaining Contractual Life	Number Exercisable
Exercise Prices	(In Shares)	(In Years)	(In Shares)
$0.58 - $0.82	749,383	4.7	334,361
$2.40 - $3.18	308,195	2.9	266,775
$4.00	83,488	5.8	36,793
$8.00	45,626	6.1	7,813
$10.34 - $11.24	68,738	6.2	2,857
$14.10	18,250	6.5	—
$18.00	562,570	6.5	32,450
$23.54 - $34.23	316,483	6.3	4,698

	2,152,733	5.3	685,747

Prior to the completion of our initial public offering of stock, the fair value of the common stock was determined by the Company contemporaneously with the grants based on the valuation indications for the common stock received from the Company’s investment bankers as part of the public offering. The weighted average grant-date fair value of 905,411 options granted during the nine month period ended September 30, 2007 was $13.32. The Company utilized the Black-Scholes option pricing model to estimate fair value of options issued in the nine months ended September 30, 2007, utilizing the following assumptions (weighted averages based on grants during the period):

Nine Months Ended September 30, 2007
Risk free interest rate	4.69%
Expected term of option in years	4.5
Expected annual volatility	70%
Expected dividend rate	0%

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

11.	Segment Information

As of September 30, 2007, the Company has three operating and reportable segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities on an outsourced basis under long-term contracts. The Alternative Energy Resources Group typically accomplishes this by developing, owning and managing a demand response network on behalf of the utility. The Alternative Energy Resources group also provides utilities program management and marketing services on an outsourced basis. The Enerwise Group provides energy infrastructure management, demand response and renewable energy services and technologies that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs. Only operations of the historical Enerwise entity are included in the Enerwise Group segment, from the date of acquisition by the Company.

Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Alternative Energy Resources Group purchases demand response hardware and software from the Smart Grid Solutions Group. All inter-operating segment revenues are eliminated in consolidation. Smart Grid Solutions Group product hardware and software cost of revenue include materials, labor and overhead. Within the Alternative Energy Resources Group, cost of revenue is based on operating costs, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network. Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

Corporate operating expenses, interest income, interest expense and other income (expense) are not allocated to the operating segments nor included in the measure of segment profit or loss. The Company does not allocate assets and liabilities to its operating segments. All depreciation expense was directly related to the operating segments for the three and nine month periods ended September 30, 2006 and 2007. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs”. Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended September 30, 2006
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$3,325	$251	$—	$—	$(363)	$3,213
Cost of revenue	2,354	123	—	—	(309)	2,168

Gross profit	971	128	—	—	(54)	1,045
Operating expenses
General and administrative expenses	1,181	1,265	—	1,050	—	3,496
Marketing and selling expenses	457	1,158	—	119	—	1,734
Research and development expenses	166	—	—	—	—	166
Amortization of intangible assets	—	—	—	4	—	4

Total operating expenses	1,804	2,423	—	1,173	—	5,400

Operating loss	$(833)	$(2,295)	$—	$(1,173)	$(54)	$(4,355)

	Three Months Ended September 30, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$5,097	$842	$4,418	$—	$(349)	$10,008
Cost of revenue	3,072	644	3,374	—	(210)	6,880

Gross profit	2,025	198	1,044	—	(139)	3,128

Operating expenses
General and administrative expenses	1,190	1,925	821	1,786	—	5,722
Marketing and selling expenses	554	1,358	248	527	—	2,687
Research and development expenses	190	—	—	—	—	190
Amortization of intangible assets	—	—	276	4	—	280

Total operating expenses	1,934	3,283	1,345	2,317	—	8,879

Operating loss	$91	$(3,085)	$(301)	$(2,317)	$(139)	$(5,751)

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2006
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$13,676	$537	$—	$—	$(1,462)	$12,751
Cost of revenue	8,646	176	—	—	(1,251)	7,571

Gross profit	5,030	361	—	—	(211)	5,180
Operating expenses
General and administrative expenses	3,939	3,609	—	2,961	—	10,509
Marketing and selling expenses	2,098	3,608	—	383	—	6,089
Research and development expenses	637	—	—	—	—	637
Amortization of intangible assets	—	—	—	20	—	20

Total operating expenses	6,674	7,217	—	3,364	—	17,255

Operating loss	$(1,644)	$(6,856)	$—	$(3,364)	$(211)	$(12,075)

	Nine Months Ended September 30, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$15,029	$2,328	$4,418	$—	$(1,413)	$20,362
Cost of revenue	9,114	1,515	3,374	—	(983)	13,020

Gross profit	5,915	813	1,044	—	(430)	7,342
Operating expenses
General and administrative expenses	3,770	4,692	821	5,174	—	14,457
Marketing and selling expenses	1,680	3,346	248	1,475	—	6,749
Research and development expenses	819	—	—	—	—	819
Amortization of intangible assets	—	—	276	32	—	308

Total operating expenses	6,269	8,038	1,345	6,681	—	22,333

Operating loss	$(354)	$(7,225)	$(301)	$(6,681)	$(430)	$(14,991)

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

12.	Initial Public Offering

The Company’s Registration Statement filed on Form S-1, Amendment No. 9, (File No. 333-137813) relating to our initial public offering was declared effective by the SEC on April 12, 2007, and our initial public offering closed on April 18, 2007. The sale of a total of 5,300,000 shares of the Company’s common stock was registered with the SEC. The aggregate offering proceeds were $95.4 million less underwriting discounts of $6.7 million and other offering costs of $2.7 million.

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

Concurrent with the closing of the initial public offering on April 18, 2007, all of the Company’s then outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series A-2 preferred stock converted on a one share for one share basis to common stock. The number of shares converted was 5,200,573, 2,820,439, 550,000 and 18,038 of Series A, Series B, Series C and Series A-2 preferred stock, respectively. Shares of preferred stock authorized at September 30, 2007 were 15,000,000 of which none were outstanding.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the financial statements and the related notes included in this Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These statements include, but are not limited to, those concerning the following: future events, our future financial performance, business strategy, product introductions and plans and objectives of management for future operations and state public utility commission approvals. Forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially. For a detailed discussion of these risks and uncertainties, see Part II, Item 1A “Risk Factors” below and the discussion under “Risk Factors” in our Registration Statement on Form S-1 (File No. 333-137813) as amended, filed with the SEC on April 12, 2007. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Overview

We are a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. We provide electric capacity to our customers either through long-term contracts where we actively manage demand or by selling our demand response systems to utilities that operate them. We provide our clean energy solutions through our three operating segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group. Our Smart Grid Solutions Group develops and delivers state-of-the-art demand response, smart metering, advanced metering initiative, advanced meter reading and other monitoring and control hardware and software, which allow our utility customers to measure, manage, shift and reduce energy consumption in real-time. Our Alternative Energy Resources Group primarily offers our Virtual Peaking Capacity, or VPC, programs, through which we provide electric capacity to our utility customers during periods of peak energy demand by remotely operating high energy-consuming devices, such as central air conditioners, water heaters and pool pumps. We provide this capacity by developing, owning and operating energy load management systems through long-term, pay-for-performance contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatt hours of capacity that we provide. In July 2007, we formed our third operating segment, the Enerwise Group, through the acquisition of Enerwise Global Technologies, Inc. Our Enerwise Group provides energy management and demand response solutions to large commercial and industrial consumers. These programs allow our customers to participate in regional demand response capacity programs offered by various Independent System Operators, energy efficiency upgrades and energy management solutions. In September 2007, we acquired Public Energy Solutions, LLC and its related entities, or PES, which became a part of our Alternative Energy Resources Group. Unlike our VPC programs which provide peak capacity, PES provides long-term base load capacity programs.

We first introduced our VPC programs in 2003. Growth and acceptance of our VPC programs have expanded the growth of our business as a whole. Our total revenues grew from $17.3 million for the year ended December 31, 2004 to $33.9 million for the year ended December 31, 2006. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $66.4 million as of September 30, 2007. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. However, in 2002 we made the strategic decision to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers through our VPC programs. We have since made significant investments in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition costs such as advertising and participant incentive payments. Our net losses since 2002 have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs. As a result of investments in our VPC programs, revenues from our Alternative Energy Resources Group have represented an increasing percentage of our total revenues, growing from 7% of our total revenues for the year ended December 31, 2004 to 52% of our total revenues for the year ended December 31, 2006.

We expect this growth to continue with our VPC programs as well as with our base load capacity programs added as a result of our recent acquisition of PES, and with the commercial and industrial solutions we offer through our Enerwise Group. We plan to continue the expansion and development of our VPC programs to grow our revenues and customer base, which will include increased marketing and operating expenses. In the nine months ended September 30, 2007, we entered into three new VPC contracts and amended an existing VPC contract that increased the capacity under contract by 272 megawatts in the aggregate. As of September 30, 2007, our existing VPC contracts represented contracted capacity of 492 megawatts. We have built out 227 megawatts of capacity as of September 30, 2007 compared to 158 megawatts as of September 30, 2006. We expect to incur approximately $35.1 million in capital expenditures over the next three years to build out the remaining megawatts under existing VPC programs as of September 30, 2007, of which we expect to incur approximately $8.7 million through December 31, 2007. In October 2007, we entered into new VPC contracts with The Connecticut Light and Power Company and Southern California Edison. We will invest additional amounts to build out these and other new programs as we are awarded additional VPC contracts in the future. In the short-term, our success operating such contracts would have a negative effect on earnings because of the consumer acquisition costs that we incur during the installation phase of the contract. These increased costs may cause us to incur net losses in the foreseeable future. As of September 30, 2007, our base load capacity contracts represented contracted capacity of 47 megawatts and our Enerwise Group provided for sale 486 megawatts of capacity in open market capacity programs.

As a result of the completion of our initial public offering on April 18, 2007, our general and administrative expenses are substantially greater as a result of becoming a public company. We currently estimate that our total annualized general and administrative expenses will increase by approximately $1.5 million as a result of our initial public offering.

The aggregate proceeds of our initial public offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses paid by us. Following the offering, $1.0 million of the proceeds were used to repay outstanding debt under the senior loan agreement. See “Liquidity and Capital Resources—Indebtedness—Senior Loan Agreement.”

Recent Developments

Long-Term Contracts

In May 2007, we executed a new VPC contract with Nevada Power Company to provide up to 123 megawatts of contracted capacity. Included in the VPC contract is the operation and maintenance of Nevada Power Company’s existing demand response system which is estimated to provide 21 megawatts of capacity. We refer to our operation of existing demand response systems as brownfield opportunities to grow our business.

In May 2007, the California Public Utilities Commission approved our previously announced Demand Response Purchase Agreement with Pacific Gas and Electric Company. Under the agreement, our VPC program will provide Pacific Gas and Electric Company with up to 50 megawatts of capacity in the first two years and up to 57 megawatts thereafter.

In June 2007, the California Public Utilities Commission approved our previously announced expansion of our Demand Response Capacity Delivery Agreement with San Diego Gas & Electric for an additional 30 megawatts of capacity. Under this VPC program, San Diego Gas & Electric will be provided with up to 100 megawatts of capacity.

In August 2007, the New Mexico Public Regulation Commission approved our previously announced Demand Response Purchase Agreement with Public Service Company of New Mexico. Under the agreement, our VPC program will provide Public Service Company of New Mexico with up to 20, 31 and 45 megawatts of contracted capacity during the first, second and third years of the program, respectively, and up to 62 megawatts of capacity thereafter.

In October 2007, we entered into a new VPC contract with The Connecticut Light and Power Company to provide up to 130 megawatts of capacity over a 10-year contract through 2017. Through September, we operated two VPC contracts with ISO New England Inc. that provided 60 megawatts of capacity, in the aggregate. ISO New England did not exercise its right to extend the contracts into 2008 when these contracts expired on October 1, 2007, per their original contractual term. As we own the operating assets at the end of the contractual term, we have the ability to deploy those assets on behalf of a new utility and to receive payments for providing capacity in 2008 and beyond. Accordingly, in October 2007, we entered into a new VPC contract with The Connecticut Light and Power Company to provide up to 130 megawatts of capacity over a 10-year contract through 2017. A portion of the 60 megawatts of capacity idled upon the expiration of the ISO New England, Inc. contract will be redeployed to fulfill the contract with The Connecticut Light and Power Company. The contract remains subject to approval by the Connecticut Department of Utilities Control.

In October 2007, we executed a new VPC contract with Southern California Edison to provide up to 50 megawatts of contracted capacity. The program remains subject to approval by the California Public Utilities Commission.

In October 2007, we executed an agreement with Tampa Electric Company to expand the Energy Planner program utilizing our Maingate home system to provide an estimated 12 megawatts of demand response capacity over three years.

Acquisition of Enerwise Global Technologies, Inc.

On July 23, 2007, we completed our acquisition of Enerwise. Enerwise merged with and into Comverge Eagle, Inc., our wholly owned subsidiary, pursuant to an agreement and plan of merger dated as of June 27, 2007. Enerwise is an energy infrastructure management, demand response and renewable energy services and technology provider that enables commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions regarding energy and renewable energy purchases and programs. Enerwise became a new operating segment of Comverge after the acquisition.

Pursuant to the terms of the merger agreement with Enerwise, the Enerwise stockholders received the total consideration of approximately $79.1 million, which excludes the value of the 191,183 shares of our common shares issued into escrow as follows:

•	$25.2 million in cash;

•	1,279,545 shares of our common stock, valued at $36.9 million; and

•	subordinated convertible promissory notes in the original aggregate principal amount of $17.0 million that are convertible into an aggregate of up to 508,373 shares of our common stock.

Pursuant to the terms of the Enerwise escrow agreement, the Enerwise shares of common stock issued into escrow will be earned by the Enerwise stockholders and released only upon the achievement by the business unit that represents the acquired business of Enerwise of at least $36.0 million in revenue and at least $11.0 million of gross profit for 2008. If both of the foregoing metrics are not met, all of the Enerwise shares of common stock issued into escrow may at our sole discretion be released to us and will be held in our treasury. The Enerwise shares of common stock issued into escrow are also available to us to satisfy certain indemnification obligations of Enerwise as set forth in the merger agreement. Pursuant to the merger agreement with Enerwise, we are entitled to be reimbursed from the Enerwise shares of common stock issued into escrow for indemnifiable damages in excess of $0.3 million in the aggregate. Although we do not currently anticipate paying any dividends on our common stock, any dividends that are paid on the Enerwise shares of common stock issued into escrow will be placed in escrow and will also be available to us for indemnification purposes. If the Enerwise shares of common stock issued into escrow are earned pursuant to the performance metrics, any dividends earned during the escrow period and not used to satisfy indemnification obligations will be released to the former Enerwise stockholders.

Acquisition of Public Energy Solutions

On September 29, 2007, we completed our acquisition of Public Energy Solutions, LLC, and its related entities, or PES. Comverge Giants, Inc., our wholly owned subsidiary, acquired all of the outstanding equity interests of PES pursuant to an equity purchase agreement dated as of September 29, 2007. PES is an energy efficiency company that implements permanent base load reduction solutions for commercial and industrial customers under long-term, pay-for-performance contracts with a utility. PES became part of our Alternative Energy Resources operating segment after the acquisition.

Pursuant to the terms of the equity purchase agreement, the PES equityholders received total consideration of approximately $13.4 million, which excludes the value of 204,777 shares of our common shares issued into escrow as follows:

•	$9.3 million in cash;

•	34,129 shares of our common stock, valued at $1.1 million; and

•	subordinated convertible promissory notes in the original aggregate principal amount of $3.0 million that are convertible into an aggregate of up to 74,386 shares of our common stock.

Pursuant to the terms of the PES escrow agreement, the PES shares of common stock issued into escrow will be earned by the PES equityholders and released as follows:

•

If revenue of at least $9.1 million and earnings before interest, taxes, depreciation and amortization (EBITDA) of at least $2.0 million are attained by the business unit that represents the acquired businesses of PES for the full fiscal year of 2007, then $0.9 million in cash will be paid and 11,945 shares of our common stock will be released from escrow.

•

If revenue of at least $13.2 million and EBITDA of at least $3.5 million are attained in fiscal 2008, then $0.2 million in cash will be paid and 124,573 shares of our common stock will be released from escrow.

•

If revenue of at least $15.0 million and EBITDA of at least $4.5 million are attained in fiscal 2008, then an additional $2.0 million in cash will be paid and 68,259 shares of our common stock will be released from escrow.

We have also agreed to issue an additional 17,064 shares of our restricted common stock to the employees of PES upon achievement of the 2007 metrics and 17,064 shares of our restricted common stock upon achievement of the 2008 metrics. If any of the foregoing metrics are not met, the applicable PES shares of common stock issued into escrow may at our sole discretion, be released to us and will be held in our treasury. The PES shares of common stock issued into escrow are also available to the Company to satisfy certain indemnification obligations as set forth in the equity purchase agreement.

Pursuant to the equity purchase agreement, we are entitled to be reimbursed from the PES shares of common stock issued into escrow for indemnification damages we incur in excess of $0.1 million in the aggregate. Upon the final determination of the amount of an indemnified claim, we are entitled to reduce the number of shares of our common stock in escrow and available for payment upon the achievement of certain performance metrics to satisfy such claim at an agreed value of $29.30 per share. Although we do not currently anticipate paying any dividends on our common stock, any dividends that are paid on the PES shares of common stock issued into escrow will be placed in escrow and will also be available to us for indemnification purposes. If the PES shares of common stock issued into escrow are earned pursuant to the performance metrics, any dividends earned during the escrow period and not used to satisfy indemnification obligations will be released to the former PES equityholders.

Operating Segments

We operate through three operating segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group, and the Enerwise Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities on an outsourced basis under long-term contracts. The Alternative Energy Resources Group accomplishes this by developing, owning, and managing a demand response network on behalf of the utility. The Alternative Energy Resources group also provides utilities program management and marketing services on an outsourced basis. The Enerwise Group provides energy infrastructure management, demand response and renewable energy services and technologies that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs. Only operations of the historical Enerwise entity are included in the Enerwise Group segment.

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

Our Alternative Energy Resources Group segment purchases hardware and software developed and delivered by our Smart Grid Solutions Group and for use in our VPC programs. As a result, the Alternative Energy Resources Group segment has become the largest purchaser of the Smart Grid Solutions Group’s products.

Alternative Energy Resources Group

Our Alternative Energy Resources Group primarily offers VPC programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. The Alternative Energy Resources Group provides multi-year energy outsourced solutions, which generate recurring revenues. As of September 30, 2007, we had seven VPC contracts, one with each of PacifiCorp, Pacific Gas and Electric Company, Public Service Company of New Mexico, San Diego Gas & Electric Company, Nevada Power Company and two with ISO New England, Inc. The two VPC contracts we had with ISO New England Inc. terminated pursuant to their terms on October 1, 2007. In October 2007, we entered into two new VPC contracts, one with The Connecticut Light and Power Company and one with Southern California Edison. Our Alternative Energy Resources Group also provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset. In addition, the Alternative Energy Resources Group also provides utilities marketing services on an outsourced basis. In September 2007, we acquired PES, which became a part of our Alternative Energy Resources Group. PES provides long-term base load capacity programs to utilities.

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

Enerwise Group

Our Enerwise Group offers energy-related services comprising two principal offerings: energy management and energy and capacity services. The energy management services include the assessment of market opportunities in deregulated and unregulated markets and the performance of energy auditing and implementation strategies. These demand response services provide commercial and industrial customers with an ability to participate in demand response programs offered in their area by grid operators such as PJM Interconnection. The energy and capacity services include the upgrade and maintenance of power systems such as the implementation of power system distribution analysis, testing, maintenance, replacement or repair, engineering design and consulting, meter and sub-meter operations, and data management and analysis.

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

The Company, through the acquisition of PES, enters into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on the Company’s ability to achieve contracted capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount and therefore the related revenue is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the liability is resolved and/or the Company has met its performance obligation.

The Enerwise Group segment enters into agreements to provide demand response and capacity event services. The demand response contracts require the Company to provide electric capacity through demand reduction to utility end customers when the utility calls a demand response event to curtain electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

Capacity event services revenue is contingent revenue earned based upon actual amount of energy provided during the capacity event. Contingent revenue from capacity events are recognized when the capacity amount and therefore the related revenue is fixed and determinable.

The Smart Grid Solutions Group sells hardware products directly to utilities for use and deployment by the utility. In addition, it provides installation services under a long-term service contract with one of our customers. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and all other criteria of SAB 104 have been met.

As of September 30, 2007, we had deferred revenues and deferred costs of $17.5 million and $6.7 million, respectively, related to our VPC contracts that have not completed a measurement and verification test. As of December 31, 2006, such deferred revenues and deferred costs were $4.6 million and $1.5 million, respectively. The deferred revenues and deferred costs related to our VPC contracts as of September 30, 2006 were $16.5 million and $6.6 million, respectively.

Separate from our VPC program, utilities can contract with us for load control program design, build-out and operation services, while retaining ownership of the underlying assets. Our load control programs are targeted for utilities not only needing to purchase capacity but also wanting to own the underlying load management system. The programs have contracts with multiple element arrangements and provide for several deliverables to the customer. Because we do not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting and therefore, revenue for all elements is recognized ratably over the life of the contract. As of September 30, 2007, we had deferred revenues and deferred costs related to these program management arrangements of $0.2 million and $0.1 million, respectively. As of December 31, 2006, such deferred revenues and deferred costs were $1.3 million and $0.8 million, respectively.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with eleven of our utility customers in our Smart Grid Solutions Group and our Alternative Energy Resources Group. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts of PES and newly awarded VPC contracts as of the dates indicated. We have not included payments our Enerwise Group will receive from selling capacity in power pool programs because such contracts are not long-term contractual arrangements. As of November 2, 2007, we estimated that our total payments to be received through 2017 were approximately $366 million. Of this amount, we expect payments of $319 million from our Alternative Energy Resources Group’s contracts, which includes approximately $3 million from a marketing contract, and $47 million from our Smart Grid Solutions Group’s contracts.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this prospectus should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risk Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenue from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual payments and should not be relied upon.” in our Registration Statement on Form S-1, Amendment No. 9, (File No. 333-137813) filed with the SEC on April 12, 2007. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of November 2, 2007, represented contracted capacity of 612 megawatts, an increase of 392 megawatts compared to contracted capacity of 220 megawatts as of December 31, 2006. As of September 30, 2007, we had built out 227 megawatts of capacity, compared to 175 megawatts of capacity as of December 31, 2006. In calculating the estimated $275 million of payments from our VPC contracts, we have assumed that we will complete the build out of our remaining 385 megawatts by 2010, reaching the full 612 megawatts of potential capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

•

As of September 30, 2007, we had VPC contracts with 492 megawatts of contracted capacity, of which we had built out 227 megawatts of this capacity. In calculating the estimated $172 million of payments from these VPC contracts, we have assumed that we will complete the build out of our remaining 265 megawatts by 2010, reaching 492 megawatts of contracted capacity.

•	On October 1, 2007, the two VPC contracts with ISO New England Inc. terminated pursuant to their terms, which represented 60 megawatts of installed capacity.

•

Our VPC contract entered into during October 2007 with The Connecticut Light and Power Company represents contracted capacity of 130 megawatts. In calculating the estimated $77.3 million of payments from this VPC contract, we have assumed that we will receive the required regulatory approvals of the program from the Connecticut Department of Utilities Control and complete the build out of the entire 130 megawatts by the end of 2010.

•

Our VPC contract entered into during October 2007 with Southern California Edison represents contracted capacity of 50 megawatts. In calculating the estimated $25.5 million of payments from this VPC contract, we have assumed that we will receive the required regulatory approvals of the program from the California Public Utilities Commission complete the build out of the entire 50 megawatts by 2010.

•

We have assumed that once our build-out phase is complete we will operate our VPC contracts at their maximum contractual capacity for the remainder of the term. For example, if one of our VPC contracts provides for 90 megawatts of contracted capacity, we have assumed that upon full build-out we will provide our utility customer with 90 megawatts of available capacity for the remainder of the contract term.

•

The amount our utility customers pay to us at the end of each contract year may vary based upon the results of measurement and verification tests performed each contract year based on the electric capacity that we made available to the utility during the contract year. See “—Revenue Recognition” for further explanation of the measurement and verification procedures and our associated revenue recognition policies. For purposes of calculating our payments from long-term contracts, we have assumed that the capacity we will provide our utility customer is the maximum contractual capacity under the applicable contract and that payments resulting from the measurement and verification tests will remain constant based on our current measurement and verification performance. We have and will continue to utilize our experience through measurement and verification testing and our VPC programs to more accurately derive our available capacity, which in turn will allow for more detailed marketing and more competitive pricing for our VPC pay-for-performance programs.

•

The amount of available capacity we are able to provide, and therefore the amount of payments we receive, is dependent upon the number of participants in our VPC programs. For purposes of estimating our payments under long-term contracts, we have assumed the rate of replacement of participant terminations under our VPC contracts will remain consistent with our historical average.

•

Payments from long-term contracts include $11.4 million that we expect to recognize as revenue over the next 12 months, which we include in backlog. Payments from long-term contracts exclude $13.2 million of payments which have already been received but have been deferred that we expect to recognize as revenues over the course of the next 12 months, which are included in backlog.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of November 2, 2007, were acquired as part of our PES acquisition and represent base load contracted capacity of 47 megawatts. In calculating the estimated $40.7 million in payments from these contracts, we have assumed we will complete the build-out of the entire 47 megawatts by the end of 2010. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed providing the maximum contractual capacity for the remainder of the contract term. Our expectations regarding the build-out under our energy efficiency contracts is based on the experience to date PES has in building out base load reduction systems since 2005.

Smart Grid Solutions Group Contracts:

•

$35.6 million in payments expected to be received over the next eight years under a contract with Gulf Power Company to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	An estimated $11.8 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2005 and 2006 was $8.0 million and $6.2 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—Risks Related to Our Business—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future” in our Registration Statement on Form S-1, Amendment No. 9, (File No. 333-137813) declared effective with the SEC on April 12, 2007.

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of September 30, 2006, we had contractual backlog of $29.0 million. As of September 30, 2007, we had contractual backlog of $46.2 million through September 30, 2008, with approximately $29.3 million expected to be fulfilled by December 31, 2007.

Results of Operations

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2007

Revenues

The following tables summarize our revenues for the three and nine months ended September 30, 2006 and 2007, as well as our deferred revenue and deferred cost of revenue for seven most recent quarters ended (dollars in thousands). Elimination entries are reflected as a reduction in revenues of the Smart Grid Solutions Group.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	Percent Change	2006	2007	Percent Change
Segment revenues:
Smart Grid Solutions Group	$2,962	$4,748	60%	$12,214	$13,616	11%
Alternative Energy Resources Group	251	842	235%	537	2,328	334%
Enerwise Group	—	4,418	—	—	4,418	—

Total	$3,213	$10,008	211%	$12,751	$20,362	60%

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Deferred revenue:
VPC contract related	$5,351	$10,967	$16,519	$4,643	$9,119	$13,731	$17,467
Other	2,153	2,344	2,294	1,449	665	644	2,348

Total deferred revenue	$7,504	$13,311	$18,813	$6,092	$9,784	$14,375	$19,815

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
Deferred cost of revenue:
VPC contract related	$1,631	$4,330	$6,623	$1,478	$3,338	$5,197	$6,652
Other	1,084	1,233	1,101	750	370	354	2,228

Total deferred revenue	$2,715	$5,563	$7,724	$2,228	$3,708	$5,551	$8,880

For the three months ended September 30, 2007, revenues were $10.0 million compared to $3.2 million for the three months ended September 30, 2006, an increase of $6.8 million, or 211%. Deferred revenue increased by 225% from December 31, 2006 to September 30, 2007. For the nine months ended September 30, 2007, we had revenues of $20.4 million compared to $12.8 million for the nine months ended September 30, 2006, an increase of $7.6 million, or 60%. Revenues for both three and nine month periods exclude VPC contract revenues because such revenues are deferred until they are made fixed and determinable through a measurement and verification test, generally in our fourth fiscal quarter.

Smart Grid Solutions Group Revenues

Our Smart Grid Solutions Group had revenues of $4.7 million for the three months ended September 30, 2007 compared to $3.0 million for the three months ended September 30, 2006, an increase of $1.7 million, or 60%. The increase in revenue was primarily due to a $1.4 million increase in digital control unit and SuperStat revenue and a $0.2 million increase in installation service revenues. For the nine month periods ended September 30, 2007 and 2006, our Smart Grid Solutions Group had revenues of $13.6 million and $12.2 million, respectively, an increase of $1.4 million or 11%. The increase in revenue was primarily due to a $1.3 million increase in digital control unit and SuperStat revenues and a $0.5 million increase in other product sales partially offset by a $0.2 million decrease in Maingate product sales and a $0.2 million decrease in service revenue related to a non-recurring service project completed in 2006. Digital control unit and SuperStat shipments to third-party customers were approximately 96,000 for the nine months ended September 30, 2007 compared to 81,000 for the nine months ended September 30, 2006, an increase of 19%. Our Smart Grid Solutions Group also produced approximately 29,000 digital control units for the nine months ended September 30, 2007 for our Alternative Energy Resources Group compared to 27,000 digital control units for the nine months ended September 30, 2006, a 7% increase. Shipments of units to the Alternative Energy Resources Group do not impact reported revenues because such amounts are eliminated in consolidation.

Alternative Energy Resources Group Revenues

Our Alternative Energy Resources Group had revenues of $0.8 million for the three months ended September 30, 2007 compared to $0.3 million for the three months ended September 30, 2006, an increase of $0.5 million, or 235%. The increase in revenue is primarily due to a $0.3 million increase in program management services, and $0.2 million from marketing services that commenced in 2007 under a newly awarded contract. For the nine month periods ended September 30, 2006 and 2007, our Alternative Energy Resources Group had revenues of $0.5 million and $2.3 million, respectively, an increase of $1.8 million or 334%. The increase in revenue for the nine months ended September 30, 2007 is due to a $1.0 million increase in program management services, and a $0.8 million increase from marketing services commencing in 2007 under the newly awarded contract previously mentioned.

Enerwise Group Revenues

We completed the acquisition of Enerwise Global Technologies, Inc. on July 23, 2007. The operating results of Enerwise are included in the consolidated financial statements of the Company beginning on the date of acquisition. During the period from the date of acquisition to September 30, 2007, Enerwise Group revenue was $4.4 million consisting of $3.2 million of demand response services and $1.4 million of energy and capacity services.

Deferred Revenue and Deferred Cost of Revenue

We defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Although our VPC programs were expanded, no residential VPC contract revenues were recognized in the three and nine months ended September 30, 2006 and 2007. Accordingly, deferred revenue increased from $6.1 million as of December 31, 2006 to $19.8 million as of September 30, 2007, and deferred costs of revenue increased from $2.2 million as of December 31, 2006 to $8.8 million as of September 30, 2007.

Gross Margins

The following table summarizes our gross profit and gross margin percentages for the three and nine months ended September 30, 2006 and 2007 (dollars in thousands). Elimination entries are reflected as a reduction of gross profit and margin of the Smart Grid Solutions Group.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin:
Smart Grid Solutions Group	$917	31%	$1,886	40%	$4,819	39%	$5,485	40%
Alternative Energy Resources Group	128	51%	198	24%	361	67%	813	35%
Enerwise Group	—	—	1,044	24%	—	—	1,044	24%

Total	$1,045	33%	$3,128	31%	$5,180	41%	$7,342	36%

As a percentage of revenues, total gross margin for the three months ended September 30, 2007 decreased to 31% from 33% for the three months ended September 30, 2006, as a result of lower gross margins for the recently added Enerwise Group. Gross margins for the Smart Grid Solutions Group increased from 31% of revenue in the three months ended September 30, 2006 to 40% for the same period in 2007 due to a $1.8 million increase in revenues and a shift in revenue mix to higher margin product revenues. Gross margins for the Alternative Energy Resources Group declined from 51% for the three months ended September 30, 2006 to 24% for the three months ended September 30, 2007 as a result of lower gross margins associated with new marketing services contracts that began in 2007. For the nine months ended September 30, 2007, total gross margin as a percentage of revenues decreased to 36% from 41% compared to the nine months ended September 30, 2006 due to the addition of lower margin Enerwise Group revenues and the decline in Alternative Energy Resources Group gross margins from 67% in 2006 to 35% in 2007.

Gross profit for the Smart Grid Solutions Group was $1.9 million for the three months ended September 30, 2007 compared to $0.9 million for the three months ended September 30, 2006, an increase of $1.0 million, or 106%. The 60% increase in revenue contributed $0.6 million to gross profit in the three months ended September 30, 2007. An increased gross margin percentage resulting from a shift in revenue mix to higher margin product revenue contributed $0.4 million of additional gross profit. Gross profit for the Smart Grid Solutions Group was $5.5 million for the nine months ended September 30, 2007 compared to $4.8 million for the nine months ended September 30, 2006, an increase of $0.7 million or 14%. An 11% revenue increase caused a corresponding increase in gross profit of $0.6 million. A shift in product mix toward higher margin product revenue caused an increase in gross profit of an additional $0.1 million.

Gross profit for the Alternative Energy Resources Group was $0.2 million for the three months ended September 30, 2007 compared to $0.1 million for the three months ended September 30, 2006, an increase of $0.1 million, or 55%. The Alternative Energy Resource Group gross margin percentage for the three months ended September 30, 2007 was 24% compared to 51% for the three months ended September 30, 2006 as a result of lower gross margins associated with our new marketing services contract that began in 2007. Gross profit for the Alternative Energy Resources Group was $0.8 million for the nine months ended September 30, 2007 compared to $0.4 million for the nine months ended September 30, 2006, an increase of $0.4 million, or 125%. The Alternative Energy Resource Group gross margin percentage for the nine months ended September 30, 2007 was 35% compared to 67% for the nine months ended September 30, 2006, also the result of the lower gross margins associated with the new marketing services contract that began in 2007.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2006 and 2007 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	Percent Change	2006	2007	Percent Change
Operating expenses:
General and administrative expenses	$3,496	$5,722	64%	$10,509	$14,457	38%
Marketing and selling expenses	1,734	2,687	55%	6,089	6,749	11%
Research and development expenses	166	190	14%	637	819	29%
Amortization of intangible assets	4	280	*	20	308	*

Total	$5,400	$8,879	64%	$17,255	$22,333	29%

* — Not meaningful.

General and Administrative Expenses

General and administrative expenses were $5.7 million for the three months ended September 30, 2007 compared to $3.5 million for the three months ended September 30, 2006, an increase of $2.2 million, or 64%. The increase was comprised of a $1.0 million increase arising from the acquisition of our Enerwise Group, a $1.0 million increase in salaries and benefits excluding increases associated with the Enerwise acquisition, a $0.6 million increase in noncash stock compensation expenses and a $0.4 million increase in VPC related customer acquisition costs offset by a $0.6 million decrease in other expenses.

General and administrative expenses for the nine months ended September 30, 2007 were $14.5 million compared to $10.5 million for the same period in 2006. The increase of $4.0 million was comprised of a $1.0 million increase arising from the acquisition of Enerwise, a $1.7 million increase in salaries and benefits excluding increases associated with the Enerwise acquisition, a $1.0 million increase in noncash stock compensation expenses, a $0.5 million increase in VPC related customer acquisition costs and a $0.4 million increase in professional fees offset by a $0.6 million decrease in other expenses.

Marketing and Selling Expenses

Marketing and selling expenses were $2.7 million for the three months ended September 30, 2007 compared to $1.7 million for the three months ended September 30, 2006, an increase of $1.0 million, or 55%. The increase was attributable to a $0.2 million in additional expenses as a result of the acquisition of the Enerwise Group, increases in salaries and benefits of $0.5 million, an increase in noncash stock compensation expense of $0.1 million and a $0.2 million increase in marketing and advertising expense. Although VPC contract revenue was deferred during the current three and nine months period ended September 30, 2007, we expense customer acquisition costs as incurred. Our marketing costs are expected to increase as we add participants to our VPC programs awarded in 2007.

Marketing and selling expenses were $6.7 million for the nine months ended September 30, 2007 compared to $6.1 million for the nine months ended September 30, 2006, an increase of $0.7 million, or 11%. The increase was attributable to $0.2 million in additional expenses as a result of the acquisition of the Enerwise Group, increases in salaries and benefits of $0.8 million, an increase in noncash stock compensation expense of $0.1 million, a $0.3 million increase in marketing and advertising expense, a $0.2 million increase in communications expense and a $0.3 million increase in third-party consulting fees offset by a $1.3 million decrease in VPC related customer acquisition costs.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new Smart Grid products. Research and development expenses were essentially unchanged for the three months ended September 30, 2007 and 2006 at $0.2 million for each period.

For the nine month period ended September 30, 2007, research and development expenses were $0.8 million compared with $0.6 million for the nine months ended September 30, 2006 an increase of 29%. The increase was a result of additional expenditures for the development of products to support utility Advanced Metering Infrastructure, or AMI, projects. We expect to increase our spending on AMI product development in the future as utilities begin migrating their meter networks to AMI.

Amortization of Intangible Assets

Amortization of intangible assets increased from $4,000 for the three months ended September 30, 2006 to $0.3 million for the three months ended September 30, 2007. For the nine months ended September 30, 2006 and 2007, amortization of intangible assets increased from $20,000 to $0.3 million. The increase in amortization of intangible assets through September 30, 2007 was due to the acquisitions of Enerwise and PES during the quarter ended September 30, 2007.

Interest (Income) Expense, Net

Interest (income)/expense, net increased from an expense of $0.1 million for the three months ended September 30, 2006 to income of $0.5 million for the three months ended September 30, 2007, due to $0.9 million in interest earned on proceeds of our initial public offering, partially offset by interest expense of $0.3 million related to borrowings under the senior credit facility and the General Electric Capital Corporation credit facility.

Interest (income)/expense, net increased from an expense of $0.2 million for the nine months ended September 30, 2006 to income of $0.9 million for the nine months ended September 30, 2007, due to $1.8 million in interest earned on proceeds of our initial public offering, partially offset by interest expense of $0.9 million related to debt.

Income Taxes

For the three and nine months ended September 30, 2007, we recorded a tax provision of $7,000 and $21,000, respectively, related to a deferred tax liability. For the three months ended September 30, 2006, we did not record a provision or benefit for income taxes. For the nine months ended September 30, 2006, we recorded an income tax provision of $33,000 related to a deferred tax liability.

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

PES and Enerwise Group Revenue Recognition

The Company, through the acquisition of PES, enters into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on the Company’s ability to achieve contracted capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the liability is resolved and/or the Company has met its performance obligation. Certain PES contracts are accounted for in accordance with EITF No. 00-21, which requires the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21 since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

The Enerwise Group segment enters into agreements to provide demand response and capacity event services. The demand response contracts require the Company to provide electric capacity through demand reduction to utility end customers when the utility calls a demand response event to curtain electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

Capacity event services revenue is contingent revenue earned based upon actual amount of energy provided during the capacity event. Contingent revenue from capacity events are recognized when the capacity amount is fixed and determinable. Capacity event services revenue is deemed to be substantive and represents a culmination of a separate earnings process, and is recognized when the capacity event is initiated by the customer.

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

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. The Company considers all highly liquid interest-earning securities with a maturity of three months or less at the date of purchase to be cash equivalents. Securities with maturities beyond three months are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents, short-term marketable securities and long-term marketable securities are classified as available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in accumulated other comprehensive income and on a cumulative basis included in accumulated other comprehensive income in the financial statements.

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year. Based on the Company’s most recent impairment test completed as of December 31, 2006, there has been no impairment loss recognized for goodwill.

The costs of identified intangible assets are presented at their fair value at acquisition date. The Company amortizes identified intangible assets over the estimated useful lives using the straight-line method, which approximates the projected utility of such assets based upon the information available. The amortization expense related to acquired software is recorded in the respective cost of revenue line item in the Consolidated Statements of Operations.

The costs of registered patents and patents pending acquired from third-parties are presented at their cost as of the acquisition date. In addition, registration costs and fees for patents are capitalized. Registered patent costs are amortized over the estimated remaining useful life of the patents, from four to fourteen years. Costs for patents pending are not amortized until they are issued.

Liquidity and Capital Resources

Overview

From April 2003, when we ceased being a wholly owned subsidiary of Acorn Factor, through our initial public offering in April 2007, we funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our senior loan agreement and General Electric Capital Corporation credit facility as described below. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and customer referral payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 million shares of the Company’s common stock. Aggregate proceeds to the Company from the offering were $86.0 million, after deducting estimated underwriting discounts and commissions and estimated offering expenses paid by us. In conjunction with the completion of our initial public offering, the holder of the subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. We will use the net proceeds received from the offering, along with cash generated from operations and availability under our senior loan agreement and General Electric Capital Corporation credit facility to fund operations, capital expenditures, repay certain indebtedness and fund the cash portion of our acquisition of Enerwise. Management believes that available cash and cash equivalents, marketable securities and borrowings available under our credit agreements will be sufficient to meet our capital needs for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2006 and 2007 (dollars in thousands):

	Nine Months Ended September 30,
	2006	2007
Net cash used in operating activities	$(7,679)	$(3,945)
Net cash used in investing activities	(2,791)	(58,490)
Net cash provided by financing activities	9,048	88,726

Net change in cash and cash equivalents	$(1,422)	$26,291

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

Cash used in operating activities was $7.7 million and $3.9 million for the nine month periods ended September 30, 2006 and 2007, respectively. The decrease in cash used in operating activities was due to a $4.1 million decrease in other operating assets and liabilities, partially offset by a $0.3 million increase in the net loss for the nine months ended September 30, 2007 excluding noncash stock-based compensation.

Cash Flows Used in Investing Activities

Cash used in investing activities was $2.8 million and $58.5 million for the nine month periods ended September 30, 2006 and 2007, respectively. Our principal cash investments are for $32.4 million in net purchases of marketable securities, $23.8 million for the business acquisitions of Enerwise and PES and $2.3 million in equipment and installation services used to build out and expand our VPC programs. Following the Company’s initial public offering we invested the proceeds in marketable securities.

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. Our Alternative Energy Resources Group purchases demand response equipment from our Smart Grid Solutions Group. These assets are initially classified as inventory when purchased by the Smart Grid Solutions Group. When transferred to the Alternative Energy Resources Group, they remain classified as inventory until they are deployed to service a VPC contract, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $1.3 million and $0.5 million for the nine month periods ended September 30, 2006 and 2007, respectively.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $9.0 million and $88.7 million for the nine month periods ended September 30, 2006 and 2007, respectively. Cash flows provided by financing activities for the nine month period ended September 30, 2006, consisted primarily of $5.4 million in net proceeds from the Series C preferred stock issuance and debt proceeds of $3.2 million. Cash flows provided by financing activities for the nine month period ended September 30, 2007, consisted of the following:

•	proceeds from the initial public offering of the Company’s common stock totaling $86.4 million, net of offering costs incurred related to underwriting and professional fees;

•	cash proceeds of $1.2 million from the exercise of stock-based awards;

•	debt proceeds of $3.4 million from borrowings under our credit agreement;

•	cash used of $1.0 million for repayment of our credit facility; and

•	cash used of $1.3 million for debt issuance costs.

Indebtedness

Credit Agreement

In January 2007, our Alternative Energy Resources Group subsidiary entered into a credit agreement with General Electric Capital Corporation to provide it with up to $40 million of borrowings to fund capital expenditures related to our VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit facility up to $3.0 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement are collateralized by all of the Alternative Energy Resources Group’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. We were in compliance with these covenants as of September 30, 2007. As of September 30, 2007, there was $3.4 million of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $33.6 million.

Senior Loan Agreement

In April 2003, we entered into a loan and security agreement, as amended, or the senior loan agreement, with Silicon Valley Bank. The senior loan agreement expires in March 2008, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, the senior loan agreement has a revolving line of credit up to $4.0 million, including letters of credit up to $3.0 million. Borrowings under the senior loan agreement bear interest at either prime plus 2.0% or prime plus 2.75% per annum depending on our performance under a financial covenant contained in the agreement. The senior loan agreement is collateralized by substantially all of our assets not related to our Alternative Energy Resources Group, including our intellectual property. Borrowings under the senior loan agreement can be requested, from time to time, up to an amount that, based on a formula, includes (i) up to 80% of eligible receivables and (ii) eligible inventory limited to the lesser of (A) 25% of their value, (B) 80% of net orderly liquidation value,

(C) $500,000 or (D) 25% of the aggregate eligible accounts outstanding. The senior loan agreement contains customary financial and restrictive covenants, including maintenance of a minimum quick ratio and EBITDA level and a prohibition on the payment of dividends. We were in compliance with these covenants as of September 30, 2007. As of September 30, 2007, we had no borrowings under the senior loan agreement and availability of approximately $4.0 million based upon the borrowing base calculated pursuant to the formula described above. Following the completion of our initial public offering the $1.0 million outstanding under the senior loan agreement was repaid.

Subordinated Convertible Loan Agreement

In June 2005, we entered into a $4.0 million subordinated convertible loan agreement, or the subordinated convertible debt, with Partners for Growth, L.P. In conjunction with our initial public offering in April, 2007, the lender converted $1.0 million in principal into 138,121 shares of common stock. As of September 30, 2007, $3.0 million of principal remained outstanding under the convertible debt. The remaining convertible debt under this agreement matures in June 2010. The convertible debt bears interest at 3% plus the three-month LIBOR rate. The convertible debt requires payment of interest only, provided that we meet or exceed certain pro forma revenue targets calculated on a quarterly basis during the term. If we do not meet or exceed such revenue targets, at the option of the lender, the convertible debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. No principal payments have been required to date, and none are expected to be required during 2007. The lender may convert the principal amount of the convertible debt into our common stock at a price of $7.24 per share at any time during the term of the convertible debt. We have the right to convert the principal amount of the convertible debt under the same terms, as a result of the completion of our initial public offering of our common stock. The entire principal amount of the convertible debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the convertible debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the result at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a non-detachable warrant to purchase 414,364 shares of our common stock at a price of $7.24 per share. The convertible debt is collateralized by a second lien on substantially all of our assets and is subordinated in right of payment to the senior loan agreement. The convertible debt contains customary restrictive covenants. We were in compliance with these covenants as of September 30, 2007.

Subordinated Convertible Promissory Notes

In connection with our acquisition of Enerwise, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bear interest at a rate of 5.5% per annum and mature on April 1, 2009. Interest payments on the notes will be made by us quarterly. The notes will be convertible into shares of our common stock at the option of the holders thereof beginning one year from the date of issuance at a price per share of $33.44 which represents 125% of the average closing price of our common stock for the 20 trading days immediately prior to the execution of the Enerwise merger agreement. Based on the note conversion price of $33.44 per share, the notes would be convertible into an aggregate of up to 508,373 shares of our common stock.

In connection with our acquisition of PES, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $3.0 million. The notes will bear interest at a rate of 5.5% per annum and will mature on March 29, 2009. Interest payments on the notes will be made by us quarterly. The notes are convertible into 74,386 shares of our common stock at the option of the holders thereof beginning one year from the date of issuance at a price per share of $40.33, which is equal to 125% of the average closing price of our common stock for the trading days commencing September 18, 2007, and ending October 12, 2007.

Also in connection with our acquisition of PES, the Company assumed debt obligations of PES in the aggregate amount of $1,236. The assumed debt was repaid in full on October 1, 2007, as a condition of closing the acquisition of PES by Comverge.

Letters of Credit

Our credit agreement and senior loan agreement provide for the total issuance of up to $7.0 million of letters of credit. As of September 30, 2007, we had $2.8 million face value of irrevocable letters of credit outstanding.

Capital Spending

As of September 30, 2007 our VPC programs had estimated available capacity of 227 megawatts. Our existing VPC contracts as of September 30, 2007 provided for a contracted capacity of 492 megawatts. We expect to incur approximately $35.1 million in capital expenditures over the next three years to build out the remaining 265 megawatts under our existing VPC programs, of which $8.7 million is anticipated to be incurred through December 31, 2007. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out those new VPC programs.

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue arise in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible and estimable, but not probable. As of September 30, 2007, there were no material contingencies requiring accrual or disclosure.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of September 30, 2007, excluding the use of proceeds from this offering which may be used to repay certain indebtedness, is set forth in the following table (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Bank debt obligations	$6,394	$—	$3,594	$1,527	$1,273
Cash interest payments on debt	3,365	1,637	1,460	214	54
Operating lease obligations	3,512	1,215	1,607	690	—
Purchased capacity under VPC contracts (1)	142	142	—	—	—
Debt assumed in acquisition of PES	1,236	1,236	—	—	—
Subordinated convertible promissory notes	20,000	—	20,000	—	—

Total	$34,649	$4,230	$26,661	$2,431	$1,327

(1)	In May 2006, we negotiated a supply agreement with an electric utility that had previously executed contracts with certain of its large commercial and industrial customers to permit direct load control of certain devices and equipment located in their operating facilities. Under the terms of the supply agreement, the electric utility caused this direct load to be registered as a demand response resource under our VPC contract with ISO New England Inc. The amounts in the table represent our contractual commitment to pay the electric utility for the registered load under the two-year term of the supply agreement. Such amounts are included in our cost of revenue.

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal periods indicated is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net loss	$(4,512)	$(5,296)	$(12,445)	$(14,182)
Depreciation and amortization	95	450	294	718
Interest (income) expense, net	105	(469)	240	(908)
Provision for income taxes	—	7	33	21

EBITDA	(4,312)	(5,308)	(11,878)	(14,351)

Noncash stock compensation expense	53	865	129	1,542

Adjusted EBITDA	$(4,259)	$(4,443)	$(11,749)	$(12,809)

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“FASB 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of January 1, 2007 or September 30, 2007.

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

Interest Rate Risk

As of September 30, 2007, $20.0 million of our outstanding debt was at fixed interest rates and $7.6 million of outstanding debt was at floating interest rates. An increase of 1.0% in the prime rate or the three-month LIBOR rate would result in an increase in our interest expense of approximately $76,000 per year.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is currently assessing the impact of the Enerwise and PES acquisitions as related to its internal controls over financial reporting. For the period ended September 30, 2007, no matters arising from the acquisitions are known that materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

We are a party to legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of September 30, 2007, there were no material contingencies arising from legal proceedings requiring accrual or disclosure.

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

As a result of occurrences during the period from April 12, 2007 to September 30, 2007, you should also consider the following risk factors which have been materially modified or were not included in our Registration Statement on Form S-1, filed with the SEC on April 12, 2007, as amended before making a decision to invest in our common stock or in an evaluation of Comverge and our business.

If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

In connection with the audits of our consolidated financial statements for the year ended December 31, 2005, and the six months ended June 30, 2006, our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. There were no material weaknesses identified by our independent registered accounting firm during the audit of our consolidated financial statements for the year ended December 31, 2006. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our management and independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting as of December 31, 2006 in accordance with the provisions of the Sarbanes-Oxley Act of 2002. Control deficiencies have been identified by management and our independent registered public accounting firm during the audit of our consolidated financial statements for the year ended December 31, 2006, which may give rise to one or more material weaknesses in future periods. Our material weaknesses have been remediated as a result of having taken various measures to improve our internal control over financial reporting. Notwithstanding this remediation, material weaknesses may exist when we report on the effectiveness of our internal control over financial reporting for purposes of our reporting requirements under the Securities Exchange Act of 1934 or Section 404 of the Sarbanes-Oxley Act of 2002.

As part of our business strategy, we plan to pursue the acquisition of complimentary businesses. Once we acquire a new business, we must integrate the accounting system for the business with our own, and we may experience challenges in our internal control over financial reporting as a result. Any such difficulty we encounter could increase the risk of a material weakness. Specifically, we anticipate integrating the accounting systems of both Enerwise and PES with our own and improving these systems to ensure proper reporting. Enerwise and PES were both private companies prior to the acquisitions and did not maintain internal control and financial reporting systems that are equivalent to those of a public company. Although we have not experienced any material difficulties to date, we may experience challenges integrating the accounting systems of Enerwise and PES, or integration may take longer than expected, which may result in significant deficiencies or the reporting of one or more material weaknesses in our Annual Report in Form 10-K for the year ended December 31, 2007.

The existence of one or more material weaknesses in any period precludes a conclusion that we maintain effective internal control over financial reporting. Such conclusion would be required to be disclosed in our future Annual Reports on Form 10-K and may impact the accuracy and timing of our financial reporting and the reliability of our internal control over financial reporting.

The expiration of our capacity contracts without obtaining a renewal or replacement capacity contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

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

For example, we operated two VPC contracts with ISO New England Inc. that provided 60 megawatts of capacity, in the aggregate. ISO New England Inc. did not extend the contracts beyond their original expiration date of September 30, 2007. While we believe that we will utilize most of these assets in our contract with The Connecticut Light and Power Company, we will not be able to utilize all of the assets and may have some terminations from current residential participants.

We may not be able to realize the anticipated synergies or expected revenue growth from our recent acquisitions of Enerwise and PES, we may experience difficulty integrating these businesses and we may incur significant cash integration costs.

In July 2007, we acquired Enerwise and in September 2007, we acquired PES. Integration of these businesses will require significant management time and corporate resources. While we have not experienced any material difficulties to date, there can be no assurance that we will be able to successfully integrate these businesses with our own in a timely manner. In addition, as both Enerwise and PES were private companies prior to the acquisitions, integration of their accounting systems with our own may require significant time resources of our internal accounting team. We may incur significant cash integration costs to achieve anticipated growth and we cannot assure you that we will realize the cost savings, synergies or expected revenue growth from integration of these acquisitions or within the time frame we expect or at all.

We depend on the electric utility industry and associated power pool markets for revenues, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric utility capital spending or the power pool markets, and other factors affecting the electric utility industry.

We derive substantially all of our revenues from the sale of products and services, directly or indirectly, to the electric utility industry and power pool markets. In relation to our electric utility customers, purchases of our products or services by electric utilities may be deferred or cancelled as a result of many factors, including consolidation among electric utilities, changing governmental regulations, weather conditions, rising interest rates, reduced electric utility capital spending and general economic downturns. In addition, a significant amount of revenues generated by our Smart Grid Solutions Group is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts. These revenues are particularly susceptible to variability based on changes in the spending patterns of our utility customers.

The power pool markets in which we participate could be materially altered in ways that negatively affect our ability to participate and, in turn, result in decreased revenues. These markets typically utilize short-term contracts and often have price volatility. Prices in these markets typically fall whenever capacity providers place excessive amounts of capacity for auction in these markets. If prices decline below the point at which customers who typically participate in these programs recognize a benefit from participating or if they decide to participate with another provider, we would no longer be able to enroll these customers, which could result in us recognizing lower than expected revenues.

We have experienced, and may in the future experience, significant variability in our revenues, on both an annual and a quarterly basis, as a result of these factors. Pronounced variability in the power pool markets or an extended period of reduction in spending by electric utilities could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that is not matched with equivalent or better revenues.

We are exposed to fluctuations in the market values of our portfolio investments and interest rates; impairment of our investments could harm our earnings.

Following the completion of our initial public offering in April 2007, the offering proceeds were invested in short and long-term investments. We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosure About Market Risk” below.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended September 30, 2007, the Company sold 9,755 unregistered shares of its common stock upon exercise of options by employees. The average price per share was $6.84 and the aggregate proceeds were $0.1 million. The proceeds from sales of common stock under employee option agreements were used for working capital.

The Company’s Registration Statement on Form S-1, Amendment No. 9, (File No. 333-137813) related to our initial public offering was declared effective by the SEC on April 12, 2007. Pursuant to the registration statement, the Company sold a total of 5,300,000 shares of common stock and certain of our stockholders sold an aggregate of 795,000 shares of common stock pursuant to the exercise of the underwriter’s over-allotment option. The offering terminated on April 18, 2007. The aggregate offering proceeds were $95.4 million less underwriting discounts of $6.7 million and other offering costs of $2.7 million. Shares purchased under the over-allotment were sold by the selling stockholders and the Company received no proceeds from the sale of the over-allotment shares.

Citigroup Global Markets Inc., Cowen and Company, LLC, RBC Capital Markets Corporation and Pacific Growth Equities, LLC acted as underwriters for the offering. No underwriting discounts or expenses resulted in direct or indirect payments to any of our directors, officers or their associates, to persons owning 10% or more of our common stock or to any of our affiliates.

As of September 30, 2007 we have used $1.0 million of the proceeds of our initial public offering to repay indebtedness under the senior loan agreement, and $24.0 million of the net proceeds to fund net cash consideration paid for and expenses related to the acquisition of Enerwise.

As of September 30, 2007, no proceeds were used to make direct or indirect payments to any of our non-employee directors, to persons owning 10% or more of our common stock or to any of our affiliates. Proceeds of $0.4 million were paid to officers or their associates as of September 30, 2007.

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

There were no purchases of our securities by us or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) during the quarter ended September 30, 2007.

For more information on the use of proceeds from our initial public offering as well as information on certain restrictions on working capital and the payment of dividends under certain instruments of our indebtedness, refer to the section titled “Liquidity and Capital Resources” and notes to our financial statements included in this report on Form 10-Q.

Item 3:	Defaults Upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

The following documents are filed as exhibits to this report:

2.1	Equity Purchase Agreement, dated September 29, 2007, by and among Comverge, Inc, Comverge Giants, Inc., Keith Hartman, an individual and equity holder in the purchased entities and Lori Hartman, an individual and equity holder in the purchased entities (filed as Exhibit 2.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2007 and incorporated herein by reference).

31.1	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment

Item 7:	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

November 6, 2007	/s/ Robert M. Chiste
(Date)	Robert M. Chiste
Chief Executive Officer
(Principal Executive Officer)

November 6, 2007	/s/ Michael D. Picchi
(Date)	Michael D. Picchi
Chief Financial Officer
(Principal Financial and Accounting Officer)