Form 10-K
period 2007-12-31
Comverge, Inc.
filed 2008-03-25
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-33399

Comverge, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	22-3543611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

120 Eagle Rock Avenue, Suite 190 East Hanover, New Jersey	07936
(Address of principal executive offices)	(Zip Code)

(973) 884-5970

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.001	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Not Applicable

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant on June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $384,881,607 (based on the closing sales price of the Registrant’s common stock on the Nasdaq Global Market on such date).

At March 13, 2008, there were 21,720,267 shares of the Registrant’s common stock outstanding,

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2007.

Comverge, Inc.

Form 10-K for the Fiscal Year Ended December 31, 2007

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes, including our projections related to our revenues in 2008. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors” for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed in 2008. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

Part I

Item 1.	Business

Business Overview

We are a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. As an alternative to the traditional method of providing capacity by building a new power plant, we deliver our capacity through implementation of demand management solutions that decrease energy consumption. The capacity we deliver is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability. Our solutions are designed, built and operated for the benefit of our customers, which include electric utilities and grid operators that serve residential, commercial and industrial consumers. We provide capacity to our customers either through long-term contracts where we actively manage electrical demand or by selling our demand response systems to utilities that operate them. We owned or managed approximately 1,324 megawatts of capacity as of December 31, 2007.

The Comverge Solution

Our clean energy solutions enable our electric utility industry customers to address issues they confront on a daily basis, such as rising demand, decreasing supply, higher commodity prices, greater emphasis on the reduction of green house gases and emerging mandates to use energy efficiency solutions to address these issues. Our solutions provide our customers with benefits beyond those relating to environmental and pricing concerns. Our energy efficiency offerings allow utilities to reduce base load capacity which helps to improve system reliability. Our demand response solutions enable our customers to reduce demand for electricity during peak hours, when strain on the system is greatest.

More specifically, our solutions yield the following benefits to our electric utility industry customers:

Provide an Alternative to Building Expensive New Plants and Associated Transmission and Distribution Infrastructure. We reduce our customers’ capital expenditures and costs for electric transmission and distribution. Our solutions can be directly substituted for new power generation facilities that would otherwise be built to satisfy either peak periods of electricity demand or the expected increase in base load demand. Our smart grid solutions require significantly lower short-term capital expenditures than a natural gas-fired power plant, and our alternative energy solutions require no capital expenditures on the part of electric utilities. By avoiding the build-out of new generation, utilities can also avoid building the incremental new transmission and distribution assets needed to bring power from the location where it is generated to where it is consumed, thereby further reducing required capital expenditures.

Improve System Reliability. Our clean energy solutions enhance the reliability of the electric grid by providing the ability to reduce power consumption in specific distribution areas during times of peak energy demand and emergency conditions, thereby relieving strain on the aging grid infrastructure. With our systems, our customers gain the benefit of more reliable infrastructure and lower operating costs associated with fewer emergency maintenance and customer care issues. In addition to improving system reliability, our targeted approach focuses on specific distribution areas which may also reduce or delay the need for new capital investment in transmission and distribution infrastructure.

Shorten Time Required to Bring Needed Capacity Online. Our solutions avoid the long lead times associated with siting, permitting and constructing a conventional power plant. A typical natural gas-fired power plant will take 30 to 36 months to site, permit and construct, whereas our solution provides an immediate benefit. Our ability to rapidly deploy our solutions could provide a critical solution in a situation where a utility is experiencing reserve margin pressure.

Increase Operational Flexibility for Utilities. Once deployed, our Virtual Peaking Capacity, or VPC, programs become operational, or ramp up, much more rapidly than natural gas-fired power plants. In contrast to utilizing a peaking plant, which generally requires up to 30 minutes to reach full output, our clean energy solutions typically require less than five minutes to reduce and shift the amount of energy consumption. In addition, our technology enables devices to be controlled both individually and in clusters, thereby allowing those devices to be operated at the time and location (i.e. at a substation, circuit or feeder) required to manage localized constraints and/or emergency conditions.

Cost Savings for Electricity Consumers. Certain of our solutions enable residential, commercial and industrial consumers to receive time-of-use electricity price signals, thereby allowing them to match electricity use with the costs to purchase such electricity. Consumers who deploy our solutions can realize cost savings on their electric bills by using less energy, particularly during peak periods when prices are the highest, or shifting their usage to times when electricity is less expensive.

Conservation and Clean Energy Solutions Create a Positive Environmental Impact. Certain of our smart grid solutions allow consumers to conserve electricity by intelligently controlling overall consumption. Our base load capacity programs allow electric utilities to reduce permanent load. Our demand response offerings provide electric utilities with similar functionality to the peaking capacity typically provided by natural gas-fired power plants and the base load capacity typically provided by sources such as coal-fired power plants, while also providing clean alternative energy. By reducing electricity demand during peak times, our VPC programs also have the potential to displace older, inefficient peaking power plants and can reduce the operating time of intermediate plants. By substituting our energy efficiency or VPC programs for new natural gas-fired power generation facilities, utilities are able to conserve electricity and reduce greenhouse gases and pollutants.

Enable Electric Utilities to Meet Regulatory Mandates. The Energy Policy Act of 2005 was established as the official policy of the United States for individual state energy policies to provide reliable and affordable demand response services to the public. The Energy Policy Act mandates that the Federal Energy Regulatory Commission and the Department of Energy provide detailed assessments and recommendations for demand response initiatives. These federal agencies have in turn required state regulatory agencies to make assessments and evaluate their own demand response policies. We work closely with state regulators and electric utilities to formulate and coordinate effective demand response solutions in light of these regulatory developments/mandates.

In December 2007, Congress passed the Energy Independence and Security Act of 2007. The act requires a national assessment of five and ten-year demand response potential, new policy recommendations to achieve this potential, options for funding and incentives, and a “National Action Plan on Demand Response.” The Energy Independence and Security Act further requires advanced technologies for demand response, energy efficiency, smart metering, and distributed generation, including digital information capabilities to implement these technologies. This includes a smart grid policy using a national task-force, modernization through deployment of “smart” technologies, a new communications and an inter-operability framework, research and development, and removal of the barriers to smart grid roll-out. Federal grants and matching funds will be offered to spur smart grid investments. Each state is required to consider investments in smart grid investments based on cost-effectiveness, reliability, performance, societal benefit, and is encouraged to provide rate recovery for these investments.

Comverge Strategy

We intend to continue to grow and expand our position in the clean energy sector by pursuing the following strategic objectives:

Increase Market Penetration. We intend to further penetrate the clean energy sector by:

•	identifying the needs of, and providing additional products and services to, new and existing customers;

•	securing additional long-term contracts as a growing proportion of our revenues;

•	effectively matching product innovations with the future needs of our customers; and

•	expanding the scope of our commercial and industrial demand response offerings, conservation, energy efficiency solutions and other clean energy alternatives throughout North America.

Expand the Market for our Clean Energy Solutions. We intend to continue demonstrating the effectiveness of our capacity programs in order to secure additional long-term contracts with existing and future customers by:

•	marketing to and educating existing and prospective customers, consumer advocates, consultants and industry experts about the benefits of demand response, energy efficiency and capacity programs; and

•

working with utilities, state regulators and local, state and federal governmental agencies, such as the Department of Energy, the Environmental Protection Agency and the Federal Energy Regulatory Commission, to obtain rate treatment similar to supply-side resources, such that electric utilities are allowed to earn a rate of return on the capital invested in demand response resources.

Develop New Distribution Channels Through Strategic Alliances. We are focused on expanding our current strategic alliances and identifying new strategic relationships. We intend to leverage these relationships to achieve greater adoption of our products and services by, and bring new offerings to market for, our electric utility customers through bundled offerings.

Continue to be an Innovative Leader in our Markets. We intend to continue investing in research and development efforts in our three operating groups and capturing operational and technical knowledge gained from the deployment of our capacity programs and smart grid solutions. This will enable us to develop new and innovative solutions to better serve our existing electric utility customer base and to appeal to new customers. We believe that this investment will allow us to realize new revenue opportunities and decrease our operating costs, thereby enabling us to remain competitive and to maintain our leading market position.

Pursue Targeted Strategic Opportunities. We intend to pursue acquisitions and strategic relationships to strengthen our competitive position in the clean energy sector. This sector is comprised of a number of companies with niche offerings or customer relationships, which provide attractive acquisition opportunities. Other opportunities may include acquisitions of alternative energy companies that could benefit from our development expertise in outsourced programs.

Products and Services

We operate in three business units: our Smart Grid Solutions Group, our Alternative Energy Resources Group and our Enerwise Group. Through these three business units, we provide products and services across all classes of energy consumers: residential, commercial, and industrial. In connection with our continued acquisition of capacity and operations across all classes of energy consumers, we evaluate the megawatts of capacity that we provide and manage to the electric utility industry according to business unit and manner by which the megawatts are provided, as summarized in the chart below.

As of December 31, 2007

	Alternative Energy Resources Group (1)	Smart Grid Solutions Group	Enerwise Group (2)	Total Comverge
Megawatts owned under long-term capacity contracts	479	—	—	479
Megawatts provided for sale in open market programs	—	—	462	462
Megawatts provided through system/ software/equipment sales	—	6,019	—	6,019

Total	479	6,019	462	6,960

(1)	This table does not include megawatts of contracted capacity for VPC contracts that have been initially denied regulatory approval, whether the notification of initial denial occurred as of December 31, 2007 or subsequent to that report date, up to the date of filing this annual report. Specifically, the table does not include 130 and 50 megawatts of contracted capacity for the VPC contracts with The Connecticut Light and Power Company and Southern California Edison, respectively. As of the date of the filing of this annual report, we had received notification of initial denial for these contracts. On March 3, 2008, we resubmitted the VPC contract with The Connecticut Light and Power Company to the Connecticut Department of Public Utility Control. We are currently working to resubmit the VPC contract with Southern California Edison to the California Public Utilities Commission within the parameters suggested by the Commission.
(2)	This table does not include 383 megawatts managed for a fee on a pay-for-performance basis.

We provide these megawatts of capacity to the electric utility industry in a variety of manners. Historically, we sold equipment, software and systems that electric utilities used to build their own demand response programs. We refer to the megawatts provided by these products and services, offered by our Smart Grid Solutions Group, as megawatts provided through equipment sales. In addition, we work with a variety of customers on programs where we directly develop, operate and manage the entire demand response program for our customers. These programs, operated by our Alternative Energy Resources Group, provide us with long-term revenue streams based on the capacity, or megawatts, provided by our programs. Our VPC programs often offer us the distinct advantage of owning and operating the underlying assets used in these programs. We refer to the megawatts provided under our VPC programs and megawatts provided under our base load capacity programs as megawatts owned under long-term capacity contracts (i.e. greater than three years in length). In addition, we have been managing megawatts provided by commercial and industrial consumers in open market programs with grid operators. In these programs, we aggregate megawatts from consumer loads, provide them to the market and operate them based on the specific parameters of the market and load suppliers. The contracts underlying these open market programs range in length from one to three years, reflecting the different grid operator markets. These programs are managed by our Enerwise Group, and we refer to the megawatts they provide as megawatts provided for sale in open market programs.

Smart Grid Solutions Group

Our Smart Grid Solutions Group offers a broad range of products from basic one-way load control switches to technologically sophisticated smart thermostats and comprehensive two-way data collection and control systems. The typical sale by our Smart Grid Solutions Group involves both hardware and software. We provide the hardware that is installed at a utility consumer’s location on high-energy consumption equipment, such as central air conditioning. Our software applications send wireless messages to manage and control our hardware. Upon receiving the messages, our hardware, in turn, reduces the length of time the equipment operates, thereby making electric capacity available to the utility. Our advanced metering products consist of our hardware that is installed at a utility’s residential or business customer’s electric meter. These devices collect information from the meter and transmit it through a software application where it is then stored on servers. This information is used by the utility to manage electricity consumption, analyze usage trends and generate billing information.

The products offered by our Smart Grid Solutions Group address the entire range of the smart grid market because our products include one- and two-way devices and virtually every communications mode, including wireless internet, VHF paging, telephone, broadband cable and cellular. The sales arrangement is usually either an upfront or multi-year sale of hardware and the grant of a software license, coupled with a software maintenance and support agreement. The following summarizes the products offered by our Smart Grid Solutions Group:

•

Load Management Solutions: offered to residential customers who are typically on a fixed rate from the utility. Our load management solutions include products such as the digital control unit and Superstat as well as PowerCAMP load management software. These solutions offer the customer a way to manage, operate and maintain the electrical load.

•

Advanced Meter Reading Systems: offered to residential and small commercial customers that are on a time-of-use rate system and also used for frequent meter reading by large commercial and industrial customers. Our advanced meter reading systems include products such as Maingate Home and Maingate Commercial and Industrial as well as PowerCAMP metering software. These solutions offer the customer a way to collect, manage and analyze the use of electrical load.

•

Virtual SCADA Systems: offered to electric utilities to monitor and control distribution equipment and systems such as substations, grid equipment and remote generators. Our virtual SCADA systems include products such as digital capacitor control and service reconnect/disconnect devices as well as complementing PowerCAMP real-time software.

Alternative Energy Resources Group

Our Alternative Energy Resources Group offers solutions that address both peak and base load demands. Peak load demand, defined as the maximum capacity of electricity required over a specified time, is dynamic in nature and places the greatest stress on the grid system due to both the elevated levels and fluctuating duration of demand. In this operating environment, our VPC technology and management program, which are described below, is utilized to alleviate system stress by providing additional, timely capacity to electric utilities. Base load is defined as the amount of electricity required to meet average minimum demands. In this operating environment, we offer energy efficiency solutions utilizing a comprehensive project approach that provides permanent base load reduction. Our team develops and implements solutions incorporating energy efficiency sector expertise in categories including, among others, lighting, mechanical design, building automation, power quality, energy consulting services and energy information retrieval and analysis.

Our offerings described below provide enhanced reliability to our customers in light of the complex and unique nature of these load environments.

Load Control Programs

Our load control programs are targeted for utilities that not only need to purchase capacity but may also want to own the underlying assets. Utilities can contract with us for load control program design, build-out and operational services. These arrangements may allow the utility to retain ownership of the underlying assets while enhancing operational performance and decreasing the need for the utility to pursue other solutions that would require large upfront capital investment.

Base Load Capacity Program

The structure of our base load capacity program is a pay-for-performance model whereby we provide permanent load reduction through equipment upgrades, energy auditing and consulting, building automation, lighting retrofits and other measures that reduce customers’ total energy consumption. Our existing energy efficiency contracts were acquired as part of our PES acquisition. We enter into long-term contracts to provide the reduced capacity, maintain and operate the improvements and ensure their utilization.

Virtual Peaking Capacity (VPC) Program

Our VPC offerings compete in the peak capacity markets and provide a solution to alleviate stress on the electric grid by aggregating and coordinating the demands of load consuming equipment. The structure of our VPC programs is a pay-for-performance basis whereby we provide additional capacity through long-term contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatts of capacity that we provide. Under our VPC programs, we typically own and operate the entire load management system. Through the VPC program, the Alternative Energy Resources Group mainly provides complete multi-year energy outsourced solutions, which generate recurring revenues. This is accomplished by bundling several products and services to provide utilities with a single solution offering.

The participants who elect to participate in our VPC programs agree to allow us to install our products in their homes or business in order to decrease energy usage of certain appliances, such as their central air conditioner, electric water heater, irrigation pump or pool pump, during short periods of peak energy demand. These devices are controlled remotely by using our digital control units or SuperStats, coupled with a communication system and our load management system software. We, in return, receive payment for this capacity from the utility under our existing contract with the utility.

We operate our VPC programs through long-term, fixed price contracts with our utility customers, which make periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or in the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. During each succeeding contract year, estimated capacity is the available capacity from the previous year. A contract year begins at the end of a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1 to August 31, and the contract year for this agreement begins on September 1 and ends on August 31. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. Measurement and verification tests are necessary because our hardware installed at participant locations to control energy usage of selected appliances are one-way devices that are programmed to receive and respond to a wireless signal initiated by our software and transmitted over a public or private network but does not send a confirmation. Therefore, there is no verification that any certain device received a signal or properly executed its command. Because thousands of devices are subject to control in typical VPC programs, it is not economical to verify that each device is functioning properly. For this reason, a methodology has been developed that verifies the reduction of energy usage, measured in kilowatts, for a statistical sample of devices with an accepted utility confidence level generally of 90% or greater. This methodology is widely accepted in the industry. We refer to the results of this measurement and verification process as our available capacity.

Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time the measurement and verification tests are conducted, which, in turn, depends on factors beyond our control, such as temperature and humidity and the time of day and the day of the week the measurement and verification tests are performed. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process that results in a final settlement as a true-up.

Enerwise Group

Our Enerwise Group provides energy-related services to large commercial and industrial consumers by enabling them to reduce energy and costs, improve reliability and maximize efficiency. Through the Enerwise Group’s products and services, energy consumers are able to gain an understanding of energy usage and the ability to utilize that information to develop and implement effective demand response programs and scalable enterprise energy management strategies. The Enerwise Group works with commercial and industrial consumers and their utilities to evaluate energy use within the commercial or industrial facility to develop a targeted implementation of energy-related strategies that are technically-feasible and cost-effective. The energy-related services provided by the Enerwise Group comprise its two principal offerings: energy management and energy and capacity services.

The energy management services provided by the Enerwise Group include the assessment of market opportunities in deregulated and unregulated markets and the performance of energy auditing and implementation strategies. The Enerwise Group offers demand response services for its clients and has the experience to provide commercial and industrial consumers with an avenue to participate in the demand response programs offered in their area. In demand capacity markets, grid operators and utilities seek bids from their commercial and industrial consumer base to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by energy and capacity obligations with shorter contract periods and prices that may vary by hour, by day, by month or by bidding period. Several major grid operators, including PJM Interconnection, New York Independent System Operator and New England Power Pool, have active demand capacity markets in which our commercial and industrial consumers participate through our demand response solutions. For example, the Enerwise Group works with commercial and industrial clients by first identifying available demand response capacity and then registering and facilitating the sale of that capacity in the open market on behalf of those clients. In these transactions, we receive revenue from grid operators and make payments to commercial and industrial consumers for both contracting to reduce electricity usage and actually doing so when called upon. Moreover, the Enerwise Group will implement and operate these systems on behalf of its clients. The demand response services offered include curtailment service provider registration, program registration and enrollment, event notification, automated dispatch and control during events, verification of load curtailment, pricing analysis, and ongoing energy consultation with energy analysts.

The energy and capacity services of the Enerwise Group relate to the upgrade and maintenance of power systems. These offerings include the implementation of SCADA-based control systems, power system distribution analysis, testing, maintenance, replacement or repair, engineering design and consulting, meter and sub-meter operations, maintenance and installation, and data management and analysis.

Recent Developments

Long-Term Contracts

In February 2008, we executed a new long-term, pay-for-performance base load contract with Consolidated Edison. This is the fourth contract with Consolidated Edison. All four contracts total over 110 megawatts of contracted capacity for base load capacity. We expect this fourth contract to generate approximately $67 million of revenues through 2012.

In February 2008, we executed a new long-term, pay-for-performance VPC contract with Southern Maryland Electric Cooperative to provide up to 75 megawatts of contracted capacity over the term of ten years. This program is subject to approval by the Maryland Public Service Commission. Assuming regulatory approval as submitted, we expect to receive approximately $43 million in estimated long-term payments through the end of the contract.

In March 2008, we executed an amended and restated long-term pay-for-performance VPC contract with The Connecticut Light and Power Company to provide up to 130 megawatts of contracted capacity over a period of ten years. This program is subject to approval by The Connecticut Department of Public Utility Control. Assuming regulatory approval as submitted, we expect to receive approximately $74 million in estimated long-term payments through the end of the contract.

In October 2007, we executed a new VPC contract with Southern California Edison to provide up to 50 megawatts of contracted capacity. On March 13, 2008, the California Public Utilities Commission initially denied regulatory approval for the contract. Pursuant to the Commission’s statements, Comverge intends to work with Southern California Edison to resubmit the agreement in accordance with the parameters suggested by the Commission. Assuming regulatory approval when resubmitted, we expect to receive approximately $21 million in estimated long-term payments through the end of the contract.

In March 2008, we expanded the Nevada Power Company VPC contract by 20 megawatts of contracted capacity. Assuming full build-out, we expect approximately $4 million of additional revenue over the term of the contract as a result of the additional 20 megawatts of contracted capacity.

Strategic Channel Relationship

In January 2008, we, through our Enerwise Group, entered into a strategic alliance with Eaton Corporation, or Eaton, to bring demand response and managed energy service offerings to Eaton and its customers. Eaton will market these commercial and industrial solutions to their customer base as part of their overall energy management and environmental solution offering, thereby providing a strategic distribution relationship for Comverge. Additionally, Eaton will offer Comverge’s residential solutions to its residential construction customers.

Management’s 2008 Outlook

We currently expect our full-year fiscal 2008 revenues to be in a range from $95 million to $105 million.

Marketing and Sales

Our North American sales and development team consists of over 30 direct sales professionals, sales engineers and technicians working together to sell our products and services.

The strategic alliance and marketing role includes competitive analysis, promotion, placement, pricing and product requirements. The marketing function is a bridge between sales and engineering and is the primary representative on product development teams. The marketing function also establishes a common message for the direct sales force and manufacturer representatives. This team provides pre-sales support, manages sales programs requiring ongoing technical expertise, and is responsible for all proposal activity.

Customers

We have an established customer base of over 500 utility and other energy service providers located across North America in both regulated and deregulated jurisdictions. Our customers represent municipal and cooperative electric utilities, with 65% of the largest utility companies in North America, which each have over 100,000 consumers, constituting our customers. The largest electricity providers deliver electricity to 80% of the consumers in North America. For example, our customers include large investor-owned utilities, independent system operators and regional transmission organizations (which are regional entities that monitor and control a regional electric grid), electric cooperatives, municipalities, energy service companies and military bases, including energy providers such as Austin Energy, Consolidated Edison, Duke Energy Corporation, FirstEnergy Corp., Georgia Power, Gulf Power Company, Inc., Louisville Gas and Electric Company, Nevada Power

Company, PacifiCorp, PJM Interconnection, PPL Corporation, Progress Energy, Inc., Public Service Electric and Gas Company, and San Diego Gas & Electric Company. For the year ended December 31, 2007, our top ten customers accounted for 70% of our consolidated revenues. In 2006, our top ten customers accounted for 78% of our consolidated revenues.

Manufacturing

We outsource all of our product manufacturing operations. For our current production requirements, we utilize both a domestic manufacturer and an additional manufacturer that has facilities offshore. This dual sourcing complements our supply chain effort and helps support our plans for continual cost reductions, quality improvement and diversification of supply risk.

Standard surface mount technologies are designed by our engineers and can be produced on a wide variety of manufacturing equipment, thereby allowing competitive bidding from contract manufacturers. We manage all bills of materials and approved vendor lists and provide the contract manufacturers with design change notices.

We have dedicated test engineers who design all product test systems, write custom software for product tests and monitor product quality and yields. Quality data is collected electronically and utilized by our design engineers for continuous product improvement and by the contract manufacturer for improvement of key manufacturing processes. Quality control tests are performed on a statistically significant portion of all outgoing orders to ensure compliance to specifications and corrective action techniques are employed to permanently resolve issues.

Competition

The clean energy sector is highly competitive. We face competition from traditional clean energy providers, advanced metering equipment and service providers, and supply-side independent power producers. In addition, some traditional providers of advanced meter reading products may add demand response products and services to their existing business. We also compete against traditional supply-side resources such as natural gas-fired peaking plants as well as independent power producers. Electric utilities could also offer their own demand response solutions, which would decrease our base of potential customers and could decrease our revenues and profitability.

History and Development of the Business

The origin of our business began as divisions of Scientific Atlanta, Inc. and Lucent Technologies Inc. in 1974 and 1991, respectively. In 1992, Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.), or AEI, created its Powercom Division to develop advanced meter reading, electric utility data management and analysis, and load management solutions. Comverge, Inc. was organized in 1997 as a Delaware corporation by AEI. We evolved to our present state of operations through the acquisition of the Utility Solutions Division of Lucent Technologies Inc. in 1997 and the organization of Comverge Control Systems, Ltd. in 1998 as our wholly owned subsidiary to receive the assets of Powercom, followed by the acquisition of the Controls System Division of Scientific Atlanta, Inc. in 1999. In 2002, we made the strategic decision to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers. We named this offering Virtual Peaking Capacity and created our Alternative Energy Resources Group in 2005 to expand our VPC programs throughout North America. In 2003, we acquired the intellectual property, operating assets and customers of Sixth Dimension, Inc. In 2007, we organized Alternative Energy Resources, Inc. as a wholly owned subsidiary and assigned to it all of our VPC contracts previously entered into by us. It now conducts the operations of our Alternative Energy Resources Group. In July 2007, we acquired Enerwise Global Technologies, Inc. and established the Enerwise Group. In September 2007, we acquired the four operating entities comprising the business of Public Energy Solutions, some of which were formerly a part of the business of PSEG Energy Technologies, the unregulated portion of PSEG Holdings LLC in New Jersey, and added their offerings as part of the Alternative Energy Resources Group.

Acquisitions

On July 23, 2007, we completed our acquisition of Enerwise Global Technologies, Inc., or Enerwise. Enerwise is an energy infrastructure management, demand response and renewable energy services and technology provider that enables commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions regarding energy and renewable energy purchases and programs. Enerwise became a new operating segment, the Enerwise Group, of Comverge after the acquisition.

On September 29, 2007, we completed our acquisition of Public Energy Solutions, LLC, and its related entities, or PES. Comverge Giants, Inc., our wholly owned subsidiary, acquired all of the outstanding equity interests of PES pursuant to an equity purchase agreement. PES is an energy efficiency company that implements permanent base load reduction solutions for commercial and industrial customers under long-term, pay-for-performance contracts with a utility. PES became part of our Alternative Energy Resources operating segment after the acquisition.

Employees

As of December 31, 2007, we had approximately 280 employees, which includes 101 employees from our recent acquisitions of Enerwise and PES. Our employees are not represented by any labor unions, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

In order to provide benefits to our employees in a cost-effective manner, we have entered into a client services agreement with Administaff Companies, II, L.P., pursuant to which Administaff provides us with certain personnel management services with respect to most employees, such as payroll, medical and dental insurance and the administration and access to a 401(k) plan. Under the agreement, we and Administaff are intended to be co-employers of all of our employees. All employees are being transitioned to Administaff and, it is anticipated, will become co-employees of Administaff.

Available Information

Our web site is located at http://www.comverge.com. Our investor relations website is located at http://ir.comverge.com. The information on or accessible through our web sites is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://sec.gov.

Executive Officers

Our executive officers as of March 25, 2008 are as follows:

Name	Age	Position
Robert M. Chiste	60	Chairman of the Board, Chief Executive Officer, President and Director
Frank A. Magnotti	46	President and Chief Operating Officer, Alternative Energy Resources Group
Dean W. Musser	45	President and Chief Operating Officer, Enerwise Group
Edward J. Myszka	45	President and Chief Operating Officer, Smart Grid Solutions Group
Michael D. Picchi	41	Executive Vice President and Chief Financial Officer
Matthew H. Smith	33	Vice President, General Counsel and Secretary
Arthur Vos IV	33	Vice President of Marketing and Strategy

Robert M. Chiste has served as our Chairman of the Board, President and Chief Executive Officer since September 2001. From 1998 to September 2001, Mr. Chiste was a private investor and co-founded three technology start-ups: TriActive, Inc., a provider of hosted systems management solutions, FuelQuest, Inc., an on-demand software provider for the fuel industry, and iMark, Inc., an internet industrial products auction company. From 1994 to 1997, Mr. Chiste served as Vice Chairman, President and Chief Executive Officer of Allwaste, Inc., a publicly-traded provider of industrial, energy and environmental services, until its acquisition by Philip Services Corp., where he served as President of the Industrial Services Group from 1997 to 1998. From 1986 to 1994, he served as President and Chief Executive Officer of American National Power, Inc., a successor to Transco Energy Ventures Company, an independent power company and a subsidiary of publicly-traded Transco Energy Company. At Transco Energy, he also served as Senior Vice President of Strategic Planning from 1986 to 1988 and headed its corporate venture capital activities from 1986 to 1994. From 1980 to 1986, Mr. Chiste held several executive officer positions with Belco Petroleum and its successor, Enron Oil and Gas Corporation. Mr. Chiste currently serves on the board of directors of private companies AisRe and TriActive, Inc., and he is a former board member of publicly traded Innovative Valve Technologies, Inc., a service provider for industrial valves, Franklin Credit Management Corporation, a specialty lender, and Pentacon, Inc., a distributor of military/aerospace fasteners and component hardware. He received a B.A. in mathematics from the College of New Jersey and J.D. and M.B.A. degrees from Rutgers University.

Frank A. Magnotti has served as President and Chief Operating Officer of our Alternative Energy Resources Group since February 2005. He served as our President of Global Sales and Marketing from 2001 until 2005. He joined AE, formerly Acorn Factor, in 1997 and also co-founded Comverge as an AE subsidiary and served as President and General Manager from 1997 to 2001. In 1992, Mr. Magnotti founded AT&T Bell Labs’ Utility Solutions Division where he was the general manager. From 1995 to 1997, he was general manager of Lucent Technology, Inc.’s Utility Solutions Division and served as general manager where he was responsible for worldwide marketing, sales, business development, project management and profit and loss efforts. Prior to this appointment, he held research, program management, strategic planning and general management positions in his 14-year term at Bell Labs. Mr. Magnotti holds B.E. and M.E. degrees in Mechanical Engineering from the Cooper Union School of Engineering.

Dean W. Musser has served as President and Chief Operating Officer of our Enerwise Group since our acquisition of Enerwise Global Technologies, Inc. in July 2007. He served as President and Chief Executive Officer of Enerwise Global Technologies from December 2003 until July 2007 and Senior Vice President—Client Services from April 2001 to December 2003. Prior to 2001, Mr. Musser was Vice President of Engineering and Operations for Conectiv Solutions, a predecessor company to Enerwise Global Technologies. He holds a B.S. in Electrical Power Engineering from Drexel University. Mr. Musser is licensed as a professional engineer.

Edward J. Myszka has served as President and Chief Operating Officer of our Smart Grid Solutions Group since April 2005. Prior to joining us, he spent 17 years at Motorola, Inc., a global communications company, where he held numerous positions of increasing responsibility in business management, strategic planning and technology development. Since 2000, he was head of the OEM Energy Systems Division where he had profit and loss responsibility with operations in Asia, Europe and the U.S. From 1984 to 1988, Mr. Myszka led engineering and manufacturing efforts for Lytel, Inc., an early-stage company pioneering optoelectronic and semiconductor laser solutions for the telecommunications industry. Mr. Myszka obtained a B.S. degree from Polytechnic Institute of New York and a M.S. in Metallurgical and Material Engineering and an M.B.A. from the Illinois Institute of Technology.

Michael D. Picchi has served as Executive Vice President and Chief Financial Officer since June 2006. He joined us in February 2006 as Senior Vice President, Chief Accounting Officer responsible for all accounting functions. From July 2004 to February 2006, Mr. Picchi was Senior Vice President—Finance and Controller for publicly-traded PRG-Schultz International, Inc., an audit recovery services firm. From February 2003 to July 2004, Mr. Picchi served as Chief Accounting Officer—Corporate Controller for Randstad North America, the U.S.

operations of temporary staffing labor firm Randstad Holding, B.V. From November 1999 to January 2003, Mr. Picchi served as Vice President—Finance for publicly-traded AirGate PCS, Inc., a Sprint PCS wireless affiliate. Mr. Picchi began his career at Coopers & Lybrand LLP and is a certified public accountant and chartered financial analyst. He obtained a B.S. in Accounting and an M.B.A. in Finance from Indiana University.

Matthew H. Smith has served as our Vice President, General Counsel and Secretary since January 1, 2008. Mr. Smith joined us in January 2005 as Senior Counsel responsible for contract negotiations, intellectual property, litigation and corporate governance matters. Prior to joining us, Mr. Smith worked for the law firm King & Spalding LLP from 2002 to January 2005 concentrating primarily on intellectual property and litigation matters. Mr. Smith began his legal career as a federal appellate court clerk for Judge H. Emory Widener, Jr. on the U.S. Court of Appeals for the Fourth Circuit. Mr. Smith obtained a B.A. in History and Psychology and a J.D. from the University of North Carolina, Chapel Hill.

Arthur Vos IV joined us in April 2003 as our Vice President of Development for our 6DiNET Group after the acquisition of Sixth Dimension, Inc. Mr. Vos was named Vice President, Marketing, Products and Strategy in 2004. In September 2007, Mr. Vos was named our Vice President, Marketing and Strategy, in order to convey the primary focus of his work in those two areas. As co-founder and Vice President of Sixth Dimension from 1997 to April 2003, Mr. Vos has been extensively involved in the electric utility industry for over 12 years, including the development of demand response offerings based on real-time monitoring and control technology, strategic sales to electric utilities, alliances and joint product and development offerings with partner companies. Mr. Vos obtained B.S. and M.S. degrees from Colorado State University with an emphasis in artificial intelligence, distributed control systems, manufacturing systems and embedded system design.

Item 1A.	Risk Factors

An investment in our common stock involves a high degree of risk. Before making an investment in our common stock, you should carefully consider the following risks, as well as the other information contained in this annual report, including our financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The risks described below are those that we believe are the material risks that we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, financial condition and results of operations. As a result, the trading price of our common stock could decline, and you may lose a part or all of your investment.

We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.

Our annual net loss in 2005, 2006 and 2007 was $8.0 million, $6.2 million and $6.6 million, respectively. Our accumulated deficit from inception through December 31, 2007, was $58.8 million. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. More recently, our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses relating to capital expenditures for equipment required to support our capacity programs. To grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our capacity programs, which will include increased marketing and operating expenses. In the short-term, our success in operating our capacity contracts would have a negative effect on earnings because of the consumer acquisition costs we incur during the installation phase of the contract. These increased costs may cause us to incur net losses in the foreseeable future, and there can be no assurance that we will be able to grow our revenues and expand our client base to become profitable. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense on our currently outstanding debt and any debt we incur in the future will contribute to our net losses. As a result, even if we significantly reduce our marketing or operating expenses, we may continue to incur net losses in the future.

We may not receive the payments anticipated by our long-term contracts and recognize revenues from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual payments and should not be relied upon.

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of long-term agreements in our Smart Grid Solutions and Alternative Energy Resources Groups. Our estimated payments from these long-term contracts are based on a number of assumptions. The expectations regarding our Smart Grid Solutions Group’s annual and multi-year contracts include assumptions relating to purchase orders received, contractual minimum order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases. We also assume that we will be able to meet our obligations under these contracts on a timely basis. The expectations regarding the build-out of our capacity contracts are based on our experience to date in building out the load management systems. Our estimated payments from long-term contracts as of December 31, 2007 assume that we will build out the approximately 310 megawatts remaining under our VPC and base load capacity contracts by the end of 2010. If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts. Additionally, one of our VPC contracts gives us the option to increase or decrease our contractual capacity at various times during the agreement, and we are currently operating under the assumption that we will increase the contracted capacity when available under the contract in the later years of that contract. We assume that we will operate our capacity contracts at their maximum contractual capacity for the remainder of the term once full build-out is completed and that the payments resulting from our measurement and verification tests performed each contract year, as discussed below, will remain constant based on our current performance. We also assume that we will not be required to pay any penalties under these contracts, whether for liquidated damages or otherwise, that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average. Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, cancelled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts. A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments and should not be relied upon.

The Connecticut Department of Public Utility Control denied the VPC contract with The Connecticut Light and Power Company, as initially submitted, on November 9, 2007. After working with The Connecticut Light and Power Company to amend the agreement, on March 3, 2008, we resubmitted the agreement for approval within the parameters suggested by the Connecticut Department of Public Utility Control. There is no assurance that we will receive regulatory approval for the Connecticut Light and Power Company VPC contract.

On March 13, 2008, the California Public Utilities Commission issued an order denying approval of our VPC contract with Southern California Edison. Pursuant to the Commission’s statements, Comverge intends to work with Southern California Edison to resubmit the agreement in accordance with the parameters suggested by the Commission. There is no assurance that we will receive regulatory approval for the Southern California Edison VPC contract.

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues and should not be relied upon.

We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share and revenues.

We face strong competition from traditional clean energy providers, both larger and smaller than us, from advanced metering infrastructure equipment and energy service providers. Advanced metering infrastructure systems generally include advanced meter reading with a demand response component, including a communications infrastructure. Energy service providers typically provide expertise to utilities and end-use consumers relating to energy audits, demand reduction or energy efficiency measures. We also compete against traditional supply-side resources such as natural gas-fired power plants and independent power producers. In addition, some providers of advanced meter reading products may add demand response products or energy services to their existing business, and other such providers may elect to add similar offerings in the future. Further, energy service providers may add their own demand response solutions, which could decrease our base of potential customers and could decrease our revenues and profitability.

Certain energy service and advanced metering infrastructure providers are substantially larger and better capitalized than us and have the ability to combine (1) advanced meter reading or commodity sales and (2) demand response products into an integrated offering to a large existing customer base. Because many of our target customers already purchase either advanced meter reading, energy efficiency products or services, demand response products or services, or commodities from one or more of our competitors, our success depends on our ability to attract target customers away from their existing providers or to partner with one or more of these entities to distribute our products. In addition, the target market for our capacity programs has been composed largely of “early adopters,” or customers who have sought out new technologies and services. Because the number of early adopters is limited, our continued growth will depend on our success in marketing and selling our capacity programs to mainstream customers in our target markets. Larger competitors could focus their substantial financial resources to develop a competing business model that may be more attractive to potential customers than what we offer. Competitors who also provide advanced metering infrastructure or energy services may offer such services at prices below cost or even for free in order to improve their competitive positions. In addition, because of the other services that our competitors provide, they may choose to offer clean energy services as part of a bundle that includes other products, such as residential advanced meter reading and automated invoicing, which we do not offer. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

Some of our strategic alliances are not exclusive, and accordingly, the companies with whom we have strategic alliances may in the future elect to compete with us by developing and selling competing products and services. In addition, these companies have similar, and often more established, relationships with our customers, and may recommend other products and services to their customers instead of our products and services.

The significant competition in our industry has resulted in increasingly aggressive pricing, and we anticipate that prices may continue to decrease. We believe that in some instances our prices are currently higher than those of our competitors for similar solutions. Users of our solutions may switch to another clean energy provider based on price, particularly if they perceive the quality of our competitors’ products to be equal to or better than that of our products. Continued price decreases by our competitors could result in a loss of customers or a decrease in the growth of our business, or it may require us to lower our prices to remain competitive, which would result in reduced revenues and lower profit margins and may adversely affect our results of operations and financial position and delay or prevent our future profitability.

If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

There were no material weaknesses identified by management or our independent registered accounting firm during the audit of our consolidated financial statements for the years ended December 31, 2006 and 2007. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, our management and independent registered public accounting firm were not required to and did not perform an evaluation of our internal control over financial reporting as of December 31, 2007. However, control deficiencies were identified by management and our independent registered public accounting firm during the audit of our consolidated financial statements for the year ended December 31, 2007, which may give rise to one or more material weaknesses in future periods. A material weakness may exist when we report on the effectiveness of our internal control over financial reporting for purposes of our reporting requirements under the Securities Exchange Act of 1934 or Section 404 of the Sarbanes-Oxley Act of 2002.

As part of our business strategy, we plan to pursue the acquisition of complementary businesses. Once we acquire a new business, we must integrate the accounting system for the business with our own, and we may experience challenges in our internal control over financial reporting as a result. Any such difficulty we encounter could increase the risk of a material weakness. Enerwise and PES were both private companies prior to the acquisitions and did not maintain internal control and financial reporting systems that are equivalent to those of a public company. We are currently integrating the accounting systems of both Enerwise and PES with our own and improving these systems as a whole to ensure proper reporting. Although we have not experienced any material difficulties to date, we may experience certain challenges or integration may take longer than expected, which may result in significant deficiencies or material weaknesses in our internal controls over financial reporting.

The existence of one or more material weaknesses in any period would preclude a conclusion that we maintain effective internal control over financial reporting. Such conclusion would be required to be disclosed in our future Annual Reports on Form 10-K and may impact the accuracy and timing of our financial reporting and the reliability of our internal control over financial reporting.

We could be required to make substantial refunds or pay damages to power pools or our utility customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated under the applicable agreements.

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers. Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures. While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years. If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty. In addition, if we fail to fulfill the required contracted capacity, we would be obligated to pay a penalty.

Under our power pool auction contracts, which typically have a term of one to three years, we sell capacity that we obtain through our programs to power pools. Under these power pool contracts, the power pool makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. A contract year generally begins on June 1 and ends May 31 of the following year. We and the power pool analyze results of the metering data collected during the capacity events to determine the capacity that was available to the power pool during the actual event. Any discrepancy between our analysis of the metering data and the analysis from the power pool could result in lower than expected revenues or potential damages payable by us.

Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. A contract year generally begins at the end of the summer months, after a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1 to August 31, and the contract year for this agreement begins on September 1 and ends on August 31. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. We refer to measured and verified capacity as our available capacity. This available capacity also establishes the estimated capacity per device, which we generally refer to as our M&V factor, for that contract year. During each succeeding contract year, we generally receive proxy payments based on the prior year’s M&V factor and installed devices in the applicable service territory.

Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity. Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control. If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our power pool and VPC contracts. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process that results in a final settlement as a true-up. We have received aggregate additional payments of $2.2 million and $3.8 million for the years ended December 31, 2005 and 2006, respectively. However, for the year ended December 31, 2007, we owe a refund payment to three of our VPC program customers. The utility customer in one of our VPC programs paid us for ten megawatts in excess of our contracted capacity in the proxy billings during the contract year. This will result in our returning the overpayment of $1.1 million when we submit the annual true-up settlement payment. A downward adjustment of $1.2 million was caused by our performance in the measurement and verification process in three of our VPC programs. Factors that affected our performance included climate, system performance, contractual terms, and energy consumption on the date of the tests. The refund of capacity overpayment and the true-up annual settlement payment results in a $2.3 million payment, in the aggregate.

Any refund payments that we may be required to make (1) as a result of a subsequent inspection or failure to meet initial minimum capacity under our base load contracts, (2) to the power pool under our auction contracts, or (3) pursuant to a true-up settlement determination under our VPC contracts could be substantial and could adversely affect our liquidity. In addition, because measurement and verification test results for each VPC contract establish estimated capacity on which proxy payments will be made for the following contract year, a downward adjustment in estimated capacity for a particular VPC contract would decrease the dollar amount of proxy payments for the following contract year and could significantly decrease our estimated backlog and estimated payments from long-term contracts. In addition, such adjustment could result in significant year-to-year variations in our quarterly and annual revenues

A significant portion of our revenues are generated from contracts with a small number of electric utility customers, the postponement, modification or termination of which could significantly reduce our revenues.

Our revenues historically have been generated from a small number of electric utility customers. In 2005, 2006 and 2007, our top ten electric utility customers accounted for approximately 80%, 78% and 70% of our consolidated revenues, respectively. In 2006, we had two customers that each accounted for more than 10% of our total revenues: ISO New England Inc. (28%) and PacifiCorp (16%). Our capacity contracts are multi-year contracts that are subject to postponement, modification or termination by our utility customers. Such action by a customer with respect to one or more of our significant contracts would significantly reduce our revenues. In 2007, our top ten customers accounted for approximately 70% of our consolidated revenues and two customers accounted for more than 10% of our total revenues: ISO New England Inc. (16%) and PJM Interconnection (10%). Our contracts with ISO New England, Inc. lapsed on October 1, 2007, per the original contractual terms.

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

For example, we operated two VPC contracts with ISO New England Inc. that provided 60 megawatts of capacity, in the aggregate. ISO New England Inc. did not extend the contracts beyond their original expiration date of October 1, 2007. We believe that we will utilize most of these assets in our contract with The Connecticut Light and Power Company, if the contract receives regulatory approval. If the Connecticut Light and Power Company contract is not approved, we intend to deploy a portion of the assets in an independent system operator forward capacity market auction, in which case, we will not be able to utilize all of the assets, may have some terminations from current residential participants, and will receive lower capacity payments as compared to the ISO contracts.

We may not be able to identify suitable acquisition candidates or complete acquisitions successfully, which may inhibit our rate of growth, and we may not be successful in integrating any acquired businesses and acquisitions that we complete may expose us to a number of unanticipated operational or financial risks.

In addition to organic growth, we have pursued and intend to continue pursuing growth through the acquisition of companies or assets that may enable us to enlarge our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates or reach agreement on potential acquisitions on acceptable terms or for other reasons. Moreover, our acquisition efforts involve certain risks, including:

•	difficulty integrating operations and systems;

•	the potential for key personnel and customers of the acquired company terminating their relationships with the acquired company as a result of the acquisition;

•	additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

•	additional risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	disruption of our ongoing business or insufficient management attention to our ongoing business; and

•	realizing cost savings or other financial benefits we anticipated.

The rapid growth of the clean energy sector may cause us to experience more competition for acquisition opportunities, which could result in higher valuations for acquisition candidates. As a result, we may be required to pay more for acquisitions we believe are beneficial, which could, in turn, require us to recognize additional goodwill in connection with such acquisitions. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit. In addition, in the event that we issue shares of our common stock as part or all of the purchase price, an acquisition will dilute the ownership of our then-current stockholders. Once integrated, acquired operations may not achieve levels of revenues, synergies or productivity comparable to those achieved by our existing operations, or otherwise perform as expected. In addition, future acquisitions could result in the incurrence of additional indebtedness and other expenses. There can be no assurance that our acquisition strategy will not have a material adverse effect on our business, financial condition and results of operations.

We may not be able to realize the anticipated synergies or expected revenue growth from our recent acquisitions of Enerwise and PES, we may experience difficulty integrating these businesses and we may incur significant cash integration costs.

In July 2007, we acquired Enerwise and in September 2007, we acquired PES. Integration of these businesses requires significant management time and corporate resources. While we have not experienced any material difficulties to date, there can be no assurance that we will be able to successfully and fully integrate these businesses with our own. In addition, as both Enerwise and PES were private companies prior to the acquisitions, integration of their accounting systems with our own may require significant time resources of our internal accounting team. We may incur significant cash integration costs to achieve anticipated growth and we cannot assure you that we will realize the cost savings, synergies or expected revenue growth from integration of these acquisitions or within the time frame we expect or at all.

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

Failure of key third parties to manufacture quality products or provide reliable services or proper installation of our products by Comverge or third parties could cause malfunctions of our products or delays in the delivery of our products or services, which could damage our reputation, cause us to lose customers and negatively impact our growth.

Our success depends on our ability to provide quality products and reliable services in a timely manner, which in part depends on the proper functioning of facilities and equipment owned and operated by third parties upon which we depend. For example, our reliance on third parties includes:

•	utilizing components that they manufacture in our products;

•	outsourcing cellular and paging wireless communications that are used to execute instructions to our (1) devices under our VPC programs and (2) clients in power pools;

•

utilizing products that they manufacture for our various capacity programs or power pool program outsourcing certain installation, maintenance, data collection and call center operations to third-party providers; and

•	buying capacity from third parties who have contracted with electricity consumers to participate in our VPC programs.

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers. In addition, our brand, reputation and growth could be negatively impacted. For example, in three separate circumstances prior to 2006, battery failures, microprocessor failures and cracks in plastic enclosures in certain of our Smart Grid Group’s products resulted in significant product recalls. The costs of remedying these component failures were only partially refundable by third-party suppliers. In each case, we believe that the recalls resulted in reduced customer satisfaction. Furthermore, we are wholly dependent upon third parties for the manufacture and delivery of our products. In the event of a significant interruption in the manufacturing or delivery of our products by these vendors, considerable time, effort and expense could be required to establish alternate production lines at other facilities and our operations could be materially disrupted, which would cause us to not meet production deadlines and lose customers. In addition, we often are required to install such products, using Comverge employees or third party installers. To the extent such installation are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction.

Our failure to meet product development and commercialization milestones may result in customer dissatisfaction, cancellation of existing customer orders or our failure to successfully compete in new markets.

In the past, we have not met all of our product development and commercialization milestones. For example, we are behind schedule in developing a next-generation demand response product for a major customer. This delay has resulted in a deferral of sales and gross profit associated with contracted delivery schedules for our products and is a source of customer dissatisfaction. In addition, we are behind schedule in developing a next-generation load management software product, resulting in a delay in the planned commercialization of this product.

We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers. In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development. Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines. In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire. We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in cancelled orders, deferred or lost revenues and our inability to successfully compete in new markets.

Any internal or external security breaches involving our products could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and cause us to lose customers.

Our customers use our products to compile and analyze sensitive and confidential information. The occurrence or perception of security breaches in our products or services could harm our reputation, financial condition and results of operations. In addition, we may come into contact with sensitive consumer information or data when we perform operational, support or maintenance functions for our utility customers. Even the perception that we have improperly handled sensitive, confidential information could have a negative effect on our business. If, in handling this information, we fail to comply with privacy or security laws, we could incur civil liability to government agencies, customers and individuals whose privacy is compromised. In addition, third parties may attempt to breach our security or inappropriately use our products through computer viruses, electronic break-ins and other disruptions. If a breach were successful, confidential information may be improperly obtained, and we may be subject to lawsuits and other liabilities. Any internal or external security breaches could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and cause us to lose customers.

If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including Robert M. Chiste, our Chairman, Chief Executive Officer and President; Michael D. Picchi, our Executive Vice President and Chief Financial Officer; Frank A. Magnotti, the President and Chief Operating Officer of our Alternative Energy Resources Group; Dean W. Musser, the President and Chief Operating Officer of our Enerwise Group; Edward J. Myszka, the President and Chief Operating Officer of our Smart Grid Solutions Group; and Arthur Vos IV, our Vice President of Marketing and Strategy. We do not maintain key-person insurance on any of these individuals. Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy. On December 31, 2007, Mr. T. Wayne Wren, Jr. resigned as Executive Vice President, General Counsel and Secretary of Comverge, Inc. Mr. Wren continues to work with Comverge as a consultant focusing on mergers, acquisitions and other strategic opportunities at the Company’s request.

If we are unable to protect our intellectual property, our business and results of operations could be negatively affected.

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our capacity programs and the hardware, firmware and software that we have acquired or developed internally. Patent protection is unavailable for certain aspects of the technology that is important to our business. In addition, one or more of our pending patent applications may not be issued. To date, we have attempted to rely on copyright, trademark and trade secrecy laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our rights to this technology. However, we have not obtained confidentiality agreements from all of our customers and vendors, some of our licensing or confidentiality agreements are not in writing, and some customers are subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential. Policing unauthorized use of our technology is difficult and expensive, as is enforcing our rights against unauthorized use. The steps that we have taken or may take may not prevent misappropriation of the technology on which we rely. In addition, effective protection may be unavailable or limited if we expand to other jurisdictions outside the U.S., as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements. We have previously been engaged in litigation to protect certain of our intellectual property, and further litigation may be necessary to enforce or protect our rights or to determine the validity and scope of the rights of others. Any litigation could be unsuccessful, cause us to incur substantial costs and divert resources away from our daily business.

We may be subject to damaging and disruptive intellectual property litigation related to allegations that our products or services infringe on intellectual property held by others, which could result in the loss of use of the product or service.

Third-party patent applications and patents may be applicable to our products. As a result, third-parties may in the future make infringement and other allegations that could subject us to intellectual property litigation relating to our products and services, which litigation could be time-consuming and expensive, divert attention and resources away from our daily business, impede or prevent delivery of our products and services, and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all.

Electric utility industry sales cycles can be lengthy and unpredictable and require significant employee time and financial resources with no assurances that we will realize revenues.

Sales cycles with our customers can generally be long and unpredictable. Our customers include electric utilities and large commercial and industrial energy consumers that generally have extended budgeting, procurement and regulatory approval processes. In addition, electric utilities tend to be risk averse and tend to follow industry trends rather than be the first to purchase new products or services, which can extend the lead time for or prevent acceptance of new products or services such as our capacity programs or advanced metering initiatives. Accordingly, our potential customers may take longer to reach a decision to purchase products. This extended sales process requires the dedication of significant time by our personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. It is not unusual for an electric utility or commercial and industrial energy consumer to go through the entire sales process and not accept any proposal or quote. In addition, pilot test programs, which are often conducted and analyzed before a sale becomes final, generally result in operating losses to us due to the lack of scalability, start-up costs, development expenditures and other factors.

If we are unable to expand the distribution of our products through strategic alliances, we may not be able to grow our Smart Grid Solutions or Enerwise Groups.

The ability of our Smart Grid Solutions and Enerwise Groups to grow their businesses depends partly on our success in continuing to increase the number of customers they serve through a variety of strategic marketing alliances with channel partners, metering companies, communications providers, advanced meter reading providers, installation companies and other large multinational companies. Revenues from strategic alliances have not historically accounted for a significant portion of our total revenues, although we plan to increasingly rely on such alliances to grow our business in the future. We may not be able to maintain productive relationships with the companies with which we have strategic alliances, and we may not be able to establish similar relationships with additional companies on a timely and economic basis, if at all.

An increased rate of terminations of residential, commercial and industrial energy consumers, or the use of more efficient products by such consumers, who are enrolled in our VPC or power pool programs, or who would enroll in such program, would negatively impact our business by reducing our revenues and requiring us to spend more money to maintain and grow our participant base.

Our ability to provide electric capacity under our capacity contracts depends on the number of residential, commercial and industrial energy consumers who enroll and participate in our programs. The average annual rate of participant terminations for our VPC programs from inception through December 31, 2007 was approximately 5%. As a result, we will need to acquire new participants on an ongoing basis to maintain available capacity provided to our utility customers. In addition, to the extent existing or future customers install high efficiency air conditioning units which could minimize the effectiveness of our solution as to that consumer, we may face lower measurement and verification results. If we are unable to recruit and retain participants for our capacity programs, we will face difficulties acquiring capacity to sell through such programs or the ISO markets. Furthermore, the increased competition and the length of contracts for commercial and industrial capacity consumers may result in an increase of such consumers not re-enrolling when their contract ends or terminating their contract for a more lucrative offer, which could further restrict our ability to acquire capacity to sell into such programs. If participant termination rates increase, we will need to acquire more participants in order to maintain our revenues and more participants than estimated to grow our business. This loss of revenues resulting from participant terminations can be significant, and limiting terminations is an important factor in our ability to achieve future profitability. If we are unsuccessful in controlling participant terminations, we may be unable to acquire a sufficient number of new participants or we may incur significant costs to replace participants, which could cause our revenues to decrease, and we might not become profitable.

The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

Since 2001, we have invested over $8.0 million in research and development costs associated with our current smart grid products. From time to time, our customers have expressed a need for increased functionality in our products and software. In response, and as part of our strategy to enhance our clean energy solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services. Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy. Furthermore, we may not achieve market acceptance of our new products, solutions and software. For example, in the past we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance. If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected. In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.

If we fail to hire and train additional personnel and improve our controls and procedures to respond to the growth of our business, the quality of our products and services could materially suffer and cause us to lose customers.

Our business and operations have expanded rapidly since our inception. For example, from January 2003 through December 31, 2007, the number of our employees increased more than 300%, growing from 70 to 280. To continue supporting our expanding customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company. In addition, we must continue to successfully train, motivate and retain our existing and future employees. In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.

We may not be able to maintain quality customer care during periods of growth or in connection with the addition of new and complex products or services, which could adversely affect our ability to acquire and retain utility customers and participants in our capacity programs.

In the past, during periods of growth, we have not been able to expand our customer care operations quickly enough to meet the needs of our increased customer base, and the quality of our customer care has suffered. As we add new and complex products and services, we will face challenges in increasing and training our customer care staff. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care in a timely manner, we may experience customer dissatisfaction and increased participant terminations.

We will require significant additional capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on significant amounts of additional capital for marketing and product development of our capacity programs and smart grid products. In addition, we will consider strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. We may not be able to obtain additional capital on acceptable terms or at all. Because of our losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. Moreover, our senior loan and security agreement and our credit agreement contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. Any future credit facilities would likely contain similar restrictions. A failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Our loan and security agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Provisions in our credit agreement with General Electric Capital Corporation, our senior loan and security agreement with Silicon Valley Bank and our loan and security agreement with Partners for Growth, L.P. impose restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends and make distributions;

•	make certain investments;

•	redeem or repurchase capital stock;

•	create liens;

•	enter into transactions with affiliates; and

•	merge or consolidate.

These agreements also contain other customary covenants, including covenants which require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our credit agreement with General Electric Capital Corporation or our loan and security agreement with Silicon Valley Bank. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

Our business may become subject to modified or new government regulation, which may negatively impact our ability to market our products.

Our products and services are not subject to existing federal and state regulations in the U.S. governing the electric utility industry. However, our products and their installation are sometimes subject to government oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations or impose additional regulations. Any modified or new government regulation applicable to our products or services, whether at the federal, state or local level, may negatively impact the installation, servicing and marketing of our products and increase our costs and the price of our products and services.

Changes in the availability and regulation of radio spectrum may cause us to lose utility customers.

A significant number of our products use radio spectrum, which is subject to regulation in the U.S. by the Federal Communications Commission. Licenses for radio frequencies must be obtained and periodically renewed. Licenses granted to us or our customers may not be renewed on acceptable terms, if at all. The Federal Communications Commission may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. These changes in frequency allocation may result in the termination of demand response programs by our utility customers or the replacement of our systems with ones owned by our competitors. This would erode our competitive advantage with respect to those utility customers and would force us to compete with other providers for their business.

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

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We are occasionally required to provide bid bonds or performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. Our ability to obtain letters of credit under our credit agreement with General Electric Capital Corporation and our senior loan agreement is limited to $7.0 million in the aggregate. As of December 31, 2007, we had $1.6 million of letters of credit outstanding from these facilities. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

We may be required to record a significant charge to earnings if our goodwill or intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. Goodwill and indefinite lived assets are required to be tested for impairment at least annually. We may be required to record a significant charge to earnings in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is determined. This could adversely impact our results of operations.

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 20,893,336 shares of common stock were outstanding as of December 31, 2007. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

Our fifth amended and restated certificate of incorporation, second amended and restated bylaws and Delaware law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Provisions in our fifth amended and restated certificate of incorporation, our second amended and restated bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult or expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. Our fifth amended and restated certificate of incorporation and our second amended and restated bylaws:

•	provide for a classified board of directors, could discourage potential acquisition proposals and could delay or prevent a change of control;

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•

require super-majority voting to effect amendments to certain provisions of our fifth amended and restated certificate of incorporation and to effect amendments to our second amended and restated bylaws concerning the number of directors;

•	limit who may call special meetings;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at a stockholders meeting; and

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

In addition, Delaware law prohibits us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our common stock cannot acquire us for a period of three years from the date this person became an interested stockholder, unless various conditions are met, such as approval of the transaction by our board of directors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In East Hanover, New Jersey, we lease approximately 14,250 square feet of space for our headquarters and our Alternative Energy Resources Group. Our Alternative Energy Resources Group also leases 7,800 square feet of leased office and warehouse space in Englewood, New Jersey. In Atlanta, Georgia, we lease approximately 15,600 square feet of office space for our Smart Grid Solutions Group and other administrative functions. In Kennett Square, Pennsylvania, we lease approximately 19,737 square feet of office space for our Enerwise Group. In Newark, California, we lease approximately 3,450 square feet of office space for software development and southwest U.S. operations. In Pensacola, Florida, we occupy space provided by Gulf Power Company, Inc. for supporting our installation services and our contract with Gulf Power. In Tel Aviv, Israel, we leased space provided by a subsidiary of our former parent, AE, for our Israeli software and systems design center, for which we were allocated costs. The leasing of our Tel Aviv, Israel space ended during December 2007, when we ceased operations of our subsidiary, Comverge Control Systems Ltd. In Las Vegas, Nevada; Albuquerque, New Mexico; San Diego, California; and Salt Lake City, Utah, we have leased space to conduct operations under our VPC contracts in the respective location. The above facilities are in good condition, and we believe that our properties will be sufficient to support our operations for the foreseeable future. We do not own any properties.

Item 3.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters submitted to a vote of our security holders during the fourth quarter of 2007.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the Nasdaq Global Market under the symbol “COMV” since April 12, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
Fiscal 2007
Second Quarter	$33.79	$19.79
Third Quarter	$39.09	$22.79
Fourth Quarter	$38.78	$24.27

The closing sales price of our common stock on the Nasdaq Global Market was $11.98 per share on March 13, 2008. As of March 13, 2008, there were 21,720,267 shares of our common stock outstanding, which were held by approximately 812 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms and others.

Dividend Policy

We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain and reinvest any earnings in our business, and we do not anticipate paying any cash dividends. Whether or not we declare any dividends will be at the discretion of our board of directors, considering then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions (including those under our loan agreements), business opportunities and other factors that our board of directors deems relevant.

Use of Proceeds from Public Offerings

On April 18, 2007, our registration statement on Form S-1 covering the offering of 5,300,000 shares of our common stock, commission file numbers 333-137813 and 333-142082, was declared effective by the Securities and Exchange Commission. The aggregate net proceeds to us from the offering were approximately $86.0 million.

On December 6, 2007, a registration statement (Registration No. 333-146837) relating to the public offering of our common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 4,000,000 shares of our common stock, and another 600,000 shares subject to the underwriters’ over-allotment option. All 4,600,000 shares of common stock registered under the registration statement, including the 600,000 shares covered by the over-allotment option, were sold at a price to the public of $29.00 per share for an aggregate offering price of $116.0 million. We sold 920,000 shares of our common stock, including 120,000 shares covered by the over-allotment option, and our selling stockholders sold 3,680,000 shares of our common stock, including 480,000 shares covered by the over-allotment option, were sold by the selling stockholders identified in the registration statement. The offering closed on December 12, 2007. Citigroup Global Markets Inc. and Goldman, Sachs & Co. acted as joint book-running managers of the offering. Cowen and Company, LLC and RBC Capital Markets Corporation acted as co-lead managers. Stephens Inc. and Pacific Growth Equities, LLC acted as co- managers.

The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate net proceeds to us from the offering were approximately $24.0 million. We intend to use a portion of the net proceeds to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions, and for other general corporate purposes. We invested the net proceeds in marketable securities, pending their use.

Stock Price Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on April 12, 2007, the date we priced our stock pursuant to our initial public offering, through December 31, 2007, for (1) our common stock, (2) the S&P 500 Index, (3) The Nasdaq Composite Index, and (4) the Nasdaq Clean Edge U.S. Index. After April 12, 2007, measurement points are the last trading day prior to the end of each of our quarters. Returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	April 12, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Comverge, Inc.	$100	$172.28	$182.56	$174.94
S&P 500	$100	$104.30	$106.40	$102.33
The NASDAQ Composite Index	$100	$104.96	$108.92	$106.93
NASDAQ Clean Edge U.S. Index	$100	$108.87	$115.55	$138.80

As of March 13, 2008, the total stockholder return of an investment of $100 in cash on April 12, 2007 through March 13, 2008 would be $66.56, $82.75, $91.26 and $95.42 for our common stock, the S&P 500 Index, The Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Index, respectively.

The stock price performance data included in the above graph and table is not intended to be indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
October 1—October 31, 2007	—	—
November 1—November 30, 2007	1,628	$26.43
December 1—December 31, 2007	128,379	$27.40

(1)	Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the 2006 Long-Term Incentive Plan.

Item 6.	Selected Consolidated Financial Data

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2005, 2006 and 2007, and the selected balance sheet data as of December 31, 2006 and 2007, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2003 and 2004, and the selected balance sheet data as of December 31, 2003, 2004 and 2005, have been derived from our audited financial statements and related notes thereto not included in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Total revenues	$15,394	17,264	$23,351	$33,873	$55,162
Cost of revenues	10,390	9,661	11,889	16,897	28,818

Gross profit	5,004	7,603	11,462	16,976	26,344
General and administrative expenses	8,608	7,985	11,319	13,910	22,072
Marketing and selling expenses	4,177	7,335	6,927	7,912	9,831
Research and development expenses	615	1,046	1,094	790	997
Amortizaton of intangible assets	335	266	49	24	973

Operating loss	(8,731)	(9,029)	(7,927)	(5,660)	(7,529)
Interest and other expense (income), net	586	229	54	454	(1,072)

Loss before income taxes	(9,317)	(9,258)	(7,981)	(6,114)	(6,457)
Provision for income taxes	—	—	—	46	147

Net loss	$(9,317)	(9,258)	$(7,981)	$(6,160)	$(6,604)

Net loss per share (basic and diluted)	$(3.34)	(3.17)	$(2.63)	$(1.89)	$(0.46)

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$4,570	$8,761	$2,606	$3,774	$72,929
Goodwill and intangible assets	993	726	677	694	93,197
Total assets	15,021	23,961	24,555	28,836	203,145
Total long-term liabilities	1,346	—	4,000	5,000	30,496
Stockholders’ equity	8,723	16,108	8,250	8,399	152,631

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about our business and operations. The cautionary statements made in this annual report should be read as applying to all related forward-looking statements wherever they appear in this annual report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this annual report.

Overview

We are a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. We provide electric capacity to our customers either through long-term contracts where we actively manage demand or by selling our demand response systems to utilities that operate them. We provide our clean energy solutions through our three operating segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group. Our Smart Grid Solutions Group develops and delivers state-of-the-art demand response, smart metering, advanced metering initiative, advanced meter reading and other monitoring and control hardware and software, which allow our utility customers to measure, manage, shift and reduce energy consumption in real-time. Our Alternative Energy Resources Group offers our Virtual Peaking Capacity, or VPC, programs, through which we provide electric capacity to our utility customers during periods of peak energy demand by remotely operating high energy-consuming devices, such as central air conditioners, water heaters and pool pumps. We provide this capacity by developing, owning and operating energy load management systems through long-term, pay-for-performance contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatt hours of capacity that we provide. In July 2007, we formed our third operating segment, the Enerwise Group, through the acquisition of Enerwise Global Technologies, Inc. Our Enerwise Group provides energy management and demand response solutions to large commercial and industrial consumers. These programs allow our consumers to participate in regional demand response capacity programs offered by various Independent System Operators, energy efficiency upgrades and energy management solutions. In September 2007, we acquired Public Energy Solutions, LLC and its related entities, or PES, which became a part of our Alternative Energy Resources Group. PES provides long-term base load capacity programs whereby we provide permanent base load reduction.

We first introduced our VPC programs in 2003. Growth and acceptance of our VPC programs have expanded the growth of our business as a whole. Our total revenues grew from $23.4 million for the year ended December 31, 2005 to $55.2 million for the year ended December 31, 2007. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $58.8 million as of December 31, 2007. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs. We plan to continue the expansion and development of our capacity programs to grow our revenues and customer base, which will include increased marketing and operating expenses. In the year ended December 31, 2007, we entered into and received regulatory approval, where applicable, for three new VPC contracts and amended an existing VPC contract that increased the capacity under contract by 272 megawatts. Two executed contracts have not yet been approved. The aggregate increase in contracted capacity was partially offset by 60 megawatts due to the expiration of our two VPC contracts with ISO New England, Inc. for a net increase of 212 megawatts in contracted capacity during the year ended December 31, 2007.

As of December 31, 2007, our existing VPC contracts represented contracted capacity of 432 megawatts and our base load capacity represented contracted capacity of 47 megawatts. Cumulatively, we have built out approximately 169 megawatts of capacity as of December 31, 2007, which excludes approximately 60 megawatts built out at December 31, 2007 under the ISO New England, Inc. VPC contracts that are not included herein. We believe we will be able to apply a portion of the 60 megawatts of build-out to the Connecticut Light and Power

VPC contract, which is awaiting final regulatory approval. In late 2007, we entered into VPC contracts with The Connecticut Light and Power Company and Southern California Edison for an additional 130 and 50 megawatts of capacity, respectively. While these contracts were initially denied, if these VPC contracts receive regulatory approval, we will invest additional amounts to build out these and other new programs as we are awarded VPC contracts in the future. In the short-term, our success operating such contracts would have a negative effect on earnings because of the consumer acquisition costs that we incur during the installation phase of the contract. These increased costs may cause us to incur net losses in the foreseeable future.

The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned under Long-Term Capacity Contracts (1)
As of December 31, 2006	220
New VPC megawatts awarded in 2007:
Nevada Power Company VPC contract	123
Pacific Gas & Electric Company VPC contract	57
Public Service Company of New Mexico VPC contract	62
San Diego Gas & Electric Company VPC expansion	30

Total new VPC megawatts awarded	272
Expiration of ISO New England, Inc. VPC contracts	(60)

Total VPC megawatts as of December 31, 2007	432
Consolidated Edison base load capacity contracts acquired	47

As of December 31, 2007	479

(1)	This table does not include megawatts of contracted capacity for VPC contracts that have been initially denied regulatory approval, whether the notification of initial denial occurred as of December 31, 2007 or subsequent to that report date, up to the date of filing this annual report. Specifically, the table does not include 130 and 50 megawatts of contracted capacity for the VPC contracts with The Connecticut Light and Power Company and Southern California Edison, respectively. As of the date of the filing of this annual report, we had received notification of initial denial for these contracts. On March 3, 2008, we resubmitted the VPC contract with The Connecticut Light and Power Company to the Connecticut Department of Public Utility Control. We are currently working to resubmit the VPC contract with Southern California Edison to the California Public Utilities Commission within the parameters suggested by the Commission.

Acquisitions

On July 23, 2007, Comverge completed the acquisition of Enerwise Global Technologies, Inc. (“Enerwise”) for $76.2 million in consideration, comprised of $22.3 million in cash, net of cash acquired, which included $23.1 million in consideration paid upon closing and a refund of $0.8 million in consideration due to the Company as a result of the net working capital adjustment preliminary calculation; $17.0 million in subordinated convertible promissory notes payable to Enerwise stockholders; and 1,279,545 shares of Comverge common stock, valued at $36.9 million.

In addition, 191,183 shares of Comverge stock are issuable if Enerwise exceeds certain 2008 operating performance results. The additional contingent consideration, should the performance results be exceeded, will be recorded as goodwill if and when earned.

On September 29, 2007, Comverge completed the acquisition of Public Energy Solutions, LLC, Public Electric, Inc. and PES NY, LLC (collectively, “PES”) for $13.3 million in consideration, comprised of $9.0 million in cash, net of cash acquired, which included $9.3 million in consideration paid upon closing, a refund of $1.2 million in consideration due to the Company as a result of the net working capital adjustment preliminary calculation, where such refund remains subject to the determination and dispute provisions of the acquisitions agreement, and $0.9 million in additional consideration payable by the Company as certain 2007 operating performance results were achieved; 3.0 million in subordinated convertible promissory notes payable to PES capital members; and 46,074 shares of Comverge common stock, valued at $1.3 million, of which 34,129 shares were issued upon closing and 11,945 shares are issuable as additional consideration by the Company as certain 2007 operating performance results were achieved.

For 2007, additional contingent consideration based on the achievement of certain operating performance results was earned resulting in additional issuable consideration of $0.9 million and 11,945 shares of our common stock. For 2008, additional consideration can be earned of up $2.2 million and 192,832 shares of our common stock based on the achievement of certain operating performance results.

Operating Segments

We operate through three operating segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity, through demand response or permanent base load reduction, to utilities on an outsourced basis under long-term contracts. The Alternative Energy Resources Group accomplishes this by either developing, owning, and managing a demand response network on behalf of the utility or completing baseline efficiency projects, such as installing lighting upgrades, for the utility. The Alternative Energy Resources Group also provides utilities program management and marketing services on an outsourced basis. The Enerwise Group provides energy infrastructure management, demand response and renewable energy services and technologies. These offerings from Enerwise enable commercial and industrial consumers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs. Only operations of the historical Enerwise entity are included in the Enerwise Group segment.

Smart Grid Solutions Group

Our Smart Grid Solutions Group offers a broad range of products from basic one-way load control switches to smart thermostats to comprehensive two-way data collection and control systems. The most widely-deployed products offered by our Smart Grid Solutions Group are our digital control unit, an intelligent, microprocessor-driven solution for load management control, which is installed on large energy-consuming devices and controls the cycling and operation of the device, and our SuperStat, an advanced, programmable thermostat solution with embedded communications to control air conditioning and heating loads.

Alternative Energy Resources Group

Our Alternative Energy Resources Group primarily offers peak and base load reduction programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. As of December 31, 2007, we had begun build-out of five VPC programs, one with each of PacifiCorp, Pacific Gas and Electric Company, Public Service Company of New Mexico, San Diego Gas & Electric Company and Nevada Power Company. In addition to VPC programs, our Alternative Energy Resources Group, with the acquisition of PES, provides permanent base load reduction programs. Our Alternative Energy Resources Group provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset. The Alternative Energy Resources Group also provides utilities marketing services on an outsourced basis.

Once we secure a VPC contract with a utility customer, our Alternative Energy Resources Group incurs significant marketing costs to identify and enroll participants in our VPC programs. These participant acquisition costs are expensed as incurred. In addition, the participant may be paid an annual or one-time incentive to enroll and participate in the VPC program. The incentive payments are recognized as a cost of revenue over the annual commitment period. Once a participant enrolls in one of our VPC programs, we install a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment. Until our build-out of a VPC program reaches a critical mass, the participant acquisition costs typically result in lower operating margins and greater losses in the early years of a VPC contract.

Our base load reduction contracts are similar to the VPC contracts in that we have to recruit and enroll participants into the program. The participant acquisition costs are expensed as incurred. Unlike the VPC programs, we do not own the underlying asset.

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

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with eleven of our utility customers in our Smart Grid Solutions Group and our Alternative Energy Resources Group. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts and base load contracts. We have not included payments our Enerwise Group will receive from selling capacity in power pool programs because such contracts are not long-term contractual arrangements. As of December 31, 2007, we estimated that our total payments to be received through 2018 were approximately $243 million. Of this amount, we expect payments of $198 million from our Alternative Energy Resources Group’s contracts, which includes approximately $3 million from a marketing contract, and $45 million from our Smart Grid Solutions Group’s contracts. These estimated payments do not include any estimated payments from our VPC contracts with The Connecticut Light and Power Company and Southern California Edison, which were denied regulatory approval as initially submitted. While we have resubmitted an amended and restated contract to the Connecticut Department of Public Utility Control for approval and intend to resubmit an amended and restated contract to the California Public Utilities Commission, we have excluded any estimated payments from these contracts in light of the initial denials.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this annual report should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risk Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenue from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual payments and should not be relied upon”. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of December 31, 2007 represented contracted capacity of 432 megawatts, an increase of 212 megawatts compared to contracted capacity of 220 megawatts as of December 31, 2006. As of December 31, 2007, we had built out 149 megawatts of capacity. In calculating estimated payments of $157 million from our VPC contracts as of December 31, 2007, we have assumed that we will complete the build out of our remaining 283 megawatts by the end of 2010, reaching the full 432 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

•	On October 1, 2007, the two VPC contracts with ISO New England Inc. terminated pursuant to their terms, which represented 60 megawatts of available capacity.

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

•

Payments from long-term contracts include $23.4 million that we expect to recognize as revenue over the next 12 months, which we include in backlog. Payments from long-term contracts exclude $2.4 million of payments, which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next 12 months.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of December 31, 2007, were acquired as part of our PES acquisition and represent potential base load contracted capacity of 47 megawatts. In calculating the estimated $38 million in payments from these contracts, we have assumed we will complete the build-out of the entire 47 megawatts by the end of 2010. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term. Our expectations regarding the build-out under our energy efficiency contracts is based on the experience to date PES has in building out base load reduction systems since 2005.

Smart Grid Solutions Group Contracts:

•

$33.2 million in payments expected to be received over the next eight years under a contract with Gulf Power Company to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	An estimated $5.1 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.

•	$6.3 million in payments expected to be received over the next three years under a contract with Tampa Electric Company to provide products and services.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2005, 2006 and 2007 was $8.0 million, $6.2 million and $6.6 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.”

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this annual report.

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of December 31, 2007, we had contractual backlog of $66.6 million. As of December 31, 2006, we had contractual backlog of $27.2 million.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

Revenue

The following table summarizes our revenue for the years ended December 31, 2006 and 2007 (dollars in thousands):

	Year Ended December 31,		Percent Change
	2006	2007
Segment Revenue:
Smart Grid Solutions Group	$16,316	$18,460	13%
Alternative Energy Resources Group	17,557	27,956	59%
Enerwise Group	—	8,746	100%

Total	$33,873	$55,162	63%

For the year ended December 31, 2007, we had revenue of $55.2 million compared to $33.9 million for the year ended December 31, 2006, an increase of $21.3 million, or 63%. A $2.1 million increase in hardware sales by our Smart Grid Solutions Group and a $10.4 million increase in revenue from our Alternative Energy Resources Group in 2007 accounted for the increase in revenue. In addition, the acquisition of Enerwise accounted for an $8.7 million increase in revenue.

Smart Grid Solutions Group Revenue

Our Smart Grid Solutions Group had revenue of $18.5 million for the year ended December 31, 2007 compared to $16.3 million for the year ended December 31, 2006, an increase of $2.1 million, or 13%. The increase in revenue was due to a $0.7 million increase in SuperStat revenue and a $2.1 million increase in digital control unit revenue. The increases were partially offset by a $0.5 million decrease in Maingate product sales and a $0.2 million decrease in other products and services. Digital control unit and SuperStat shipments to third-party customers were approximately 125,000 for the year ended December 31, 2007 compared to 104,000 for the year ended December 31, 2006, an increase of 20%.

Alternative Energy Resources Group Revenue

Our Alternative Energy Resources Group had revenue of $28.0 million for the year ended December 31, 2007 compared to $17.6 million for the year ended December 31, 2006, an increase of $10.4 million, or 59%. A $4.3 million increase in revenue from our VPC contracts resulted from an increase of $5.0 million in revenue from our build-out of two new VPC programs netted with a decrease of $0.7 million in revenue for the existing VPC programs with Pacificorp, ISO New England, Inc., and San Diego Gas and Electric Company. The decrease in these programs was a result of unfavorable measurement and verification test results as compared to the prior year. Measurement and verification results vary with the electricity demand of high-use energy equipment at the time of the measurement and verification tests, which depend on factors such as temperature and humidity.

Our existing base load capacity contracts were acquired during the acquisition of PES on September 29, 2007. The operating results of PES are included in the consolidated financial statements beginning on the date of acquisition. During the period from the date of acquisition to December 31, 2007, we recorded revenue of $4.8 million from the base load capacity contracts as we continued to build out the energy efficiency programs.

We defer revenue and direct cost under our peaking and base load contracts until such revenue can be made fixed and determinable through a measurement and verification test. For our base load program, the measurement and verification tests occur throughout the year as certain installation projects are completed. For our VPC programs, the measurement and verification tests generally occur in the fourth fiscal quarter. For the fourth quarters ended December 31, 2007 and 2006, we recognized VPC contract revenue of $20.1 million and $16.3 million, respectively.

There was also a $1.2 million increase in revenue from marketing services commencing in 2007. We market and manage a real-time pricing program that allows participants to better manage their electric costs through hourly pricing.

Enerwise Group Revenue

We completed the acquisition of Enerwise on July 23, 2007. The operating results of Enerwise are included in the consolidated financial statements beginning on the date of acquisition. During the period from the date of acquisition to December 31, 2007, the Enerwise Group had revenue of $8.7 million, consisting of $5.7 million of demand response services and $3.0 million of energy and capacity services. Energy and capacity services relate to the upgrade and maintenance of power systems.

Gross Margins

The following table summarizes our gross profit and gross margin percentages for the years ended December 31, 2006 and 2007 (dollars in thousands):

	Year Ended December 31,
	2006		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin:
Smart Grid Solutions Group	$6,377	39%	$7,572	41%
Alternative Energy Resources Group	10,599	60%	16,441	59%
Enerwise Group	—	—%	2,331	27%

	$16,976	50%	$26,344	48%

Gross margin for the year ended December 31, 2007 decreased to 48% from 50% for the year ended December 31, 2006 due to the addition of lower margin Enerwise Group revenues.

Smart Grid Solutions Group Gross Margin

Gross profit for our Smart Grid Solutions Group was $7.6 million for the year ended December 31, 2007 compared to $6.4 million for the year ended December 31, 2006, an increase of $1.2 million, or 19%. Increased revenue contributed $0.8 million in additional gross profit. An increased gross margin percentage resulting from higher margin product revenue contributed $0.4 million in additional gross profit.

Alternative Energy Resources Group Gross Margin

Gross profit for our Alternative Energy Resources Group was $16.4 million for the year ended December 31, 2007 compared to $10.6 million for the year ended December 31, 2006, an increase of $5.8 million, or 55%. Our Alternative Energy Resource Group’s gross margin percentage for the year ended December 31, 2007 was 59% compared to 60% for the year ended December 31, 2006, a decrease of 1%. The gross margin of our Alternative Energy Resources Group varies due to factors that significantly impact revenue and cost of revenue but do not necessarily reflect on the underlying profitability of our capacity contracts. These factors and their related impact include:

•

The responsibility to pay participant incentives. In three of our seven VPC contracts in effect during the year ended December 31, 2007, we are responsible for paying participant incentives, which are included in our cost of revenue. In the remaining VPC contracts in effect, our utility customers are responsible for paying participant incentives. For these three contracts the gross margin will be lower, however, the customer acquisition costs incurred are less, causing the overall profitability of the contract to be consistent with the other VPC contracts which do not involve participant payments. In 2007, we entered into our third VPC program in which we are responsible for the payment of such participant incentives.

•

We depreciate our VPC program capital equipment over the remaining contract life, which is shorter than the economic life of such equipment. As a result, the annual depreciation charge per kilowatt of capacity installed will increase over the term of a VPC contract, while the revenue per kilowatt of capacity for any contract year will be determined by other factors that bear no relation to the depreciation. During 2007, two of our seven VPC contracts were in the final year, resulting in the cost of load control devices installed in the current year to be fully recognized within 2007, causing a lower gross margin.

•

Nature of the base load capacity project. PES has the ability to fulfill its contractual obligations for base load capacity through a variety of methods, including completing lighting upgrades in certain locations. The underlying gross margin may vary, depending on the method selected. These base load capacity services offered as a result of our PES acquisition provided gross margin of 42%.

Enerwise Group Gross Margin

During the period from the date of acquisition to December 31, 2007, our Enerwise Group’s gross profit was $2.3 million, consisting of $1.1 million of demand response services and $1.2 million of energy and capacity services. Our Enerwise Group’s gross margin for its demand response services was approximately 20%. It is typical for commercial and industrial demand response programs to maintain lower gross margins due to the financial incentive paid to the participating businesses. Our Enerwise Group’s gross margin for its energy and capacity services was approximately 40%. The gross margin for these services varies based on the nature of the project. For example, monitoring and analyzing data typically generates a higher gross margin than design and installation of an electrical generator.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2006 and 2007 (dollars in thousands):

	Year Ended December 31,		Percent Change
	2006	2007
Operating Expenses:
General and administrative expenses	$13,910	$22,072	59%
Marketing and selling expenses	7,912	9,831	24%
Research and development expenses	790	997	26%
Amortization of intangible assets	24	973	*

Total	$22,636	$33,873	50%

*	- Not meaningful.

General and Administrative Expenses

General and administrative expenses were $22.1 million for the year ended December 31, 2007 compared to $13.9 million for the year ended December 31, 2006, an increase of $8.2 million, or 59%. The increase of $8.2 million was comprised of a $2.7 million increase arising from the acquisitions of Enerwise and PES, a $2.0 million increase in salaries and benefits excluding the increases associated with the acquisitions, a $1.5 million increase in noncash stock-based compensation expenses, a $1.0 million increase in administration expenses related to the build-out of our capacity programs, and a $1.0 million increase in professional fees.

Marketing and Selling Expenses

Marketing and selling expenses were $9.8 million for the year ended December 31, 2007 compared to $7.9 million for the year ended December 31, 2006, an increase of $1.9 million, or 24%. The increase was attributable to $0.9 million in additional expenses as a result of the acquisition of Enerwise and PES and a $1.0 million increase in salaries and benefits excluding the increases associated with the acquisitions.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new smart grid products. Research and development expenses were $0.8 million and $1.0 million for the years ended December 31, 2006 and 2007, respectively. The increase was a result of additional expenditures for the development of products to support utility Advanced Metering Infrastructure, or AMI, projects. We expect to increase our spending on AMI product development in the future as utilities begin migrating their meter networks to AMI.

Amortization of Intangible Assets

For the year ended December 2006 and 2007, amortization of intangible assets increased from $24,000 to $973,000. The increase in amortization of intangible assets through December 31, 2007 was due to the acquisitions of Enerwise and PES, which resulted in the addition of $16.4 million of finite-lived intangible assets, during the year ended December 31, 2007.

Interest Expense, Net

Net interest (income)/expense increased from an expense of $390,000 for the year ended December 31, 2006 to income of $1.1 million for the year ended December 31, 2007 due to $2.5 million in interest earned on proceeds of our public offerings, partially offset by interest expense of $1.4 million related to debt.

Income Taxes

For the years ended December 31, 2006 and 2007, a provision of $46,000 and $147,000, respectively, was recorded related to a deferred tax liability and state income taxes for the legal entity of PES. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2006 or 2007.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2006

Revenue

The following table summarizes our revenue for the years ended December 31, 2005 and 2006 (dollars in thousands):

	Year Ended December 31,		Percent Change
	2005	2006
Segment Revenue:
Smart Grid Solutions Group	$14,573	$16,316	12%
Alternative Energy Resources Group	8,778	17,557	100%

Total	$23,351	$33,873	45%

For the year ended December 31, 2006, we had revenue of $33.9 million compared to $23.4 million for the year ended December 31, 2005, an increase of $10.5 million, or 45%. A $1.7 million increase in hardware sales by our Smart Grid Solutions Group and an $8.8 million increase in revenue from our Alternative Energy Resources Group accounted for the increase in revenue.

Smart Grid Solutions Group Revenue

Our Smart Grid Solutions Group had revenue of $16.3 million for the year ended December 31, 2006 compared to $14.6 million for the year ended December 31, 2005, an increase of $1.7 million, or 12%. The increase in revenue was due to a $0.4 million increase in service revenue, a $0.3 million increase in our Maingate product sales, a $0.3 million increase in digital control unit and SuperStat revenue and a $0.7 million increase in software licenses and miscellaneous hardware. Digital control unit and SuperStat shipments to third-party customers were approximately 101,000 for the year ended December 31, 2005 compared to 104,000 for the year ended December 31, 2006, an increase of 3%.

Alternative Energy Resources Group Revenue

Our Alternative Energy Resources Group had revenue of $17.6 million for the year ended December 31, 2006 compared to $8.8 million for the year ended December 31, 2005, an increase of $8.8 million, or 100%. A $7.8 million increase in revenue from our VPC contracts resulted from providing 175 megawatts of estimated available capacity as of December 31, 2006 compared to 101 megawatts of available capacity as of December 31, 2005. In addition, there was a $1.0 million increase in revenue for the year ended December 31, 2006 related to program management services that we began providing in 2005. These multiple element arrangements do not qualify for separate accounting for each element and, therefore, revenue is recognized over the life of the contract.

As discussed above, we defer revenue and direct cost under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth fiscal quarter. For the fourth quarters ended December 31, 2005 and 2006, we recognized VPC contract revenue of $8.5 million and $16.3 million, respectively.

Gross Margins

The following table summarizes our gross profit and gross margin percentages for the years ended December 31, 2005 and 2006 (dollars in thousands):

	Year Ended December 31,
	2005		2006
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin:
Smart Grid Solutions Group	$5,098	35%	$6,377	39%
Alternative Energy Resources Group	6,364	72%	10,599	60%

	$11,462	49%	$16,976	50%

As a percentage of revenue, total gross margin for the year ended December 31, 2006 increased to 50% from 49% for the year ended December 31, 2005. An increase of higher-margin VPC contract revenue attributable to our Alternative Energy Resources Group and an increase in higher-margin digital control unit sales from our Smart Grid Solutions Group resulted in an increased total gross margin.

Gross profit for our Smart Grid Solutions Group was $6.4 million for the year ended December 31, 2006 compared to $5.1 million for the year ended December 31, 2005, an increase of $1.3 million, or 25%. Increased revenue contributed $0.6 million in additional gross profit. An increased gross margin percentage resulting from the increase in higher margin service revenue contributed $0.7 million in additional gross profit.

Gross profit for our Alternative Energy Resources Group was $10.6 million for the year ended December 31, 2006 compared to $6.4 million for the year ended December 31, 2005, an increase of $4.2 million, or 66%. The gross margin of our Alternative Energy Resources Group varies due to factors that significantly impact revenue and cost of revenue but do not necessarily reflect on the underlying profitability of our VPC contracts. These factors include:

•

The responsibility to pay participant incentives. In two of our four VPC contracts in effect as of December 31, 2006, we are responsible for paying participant incentives, which are included in our cost of revenue. In our other two VPC contracts in effect as of December 31, 2006, our utility customers are responsible for paying participant incentives. For the former two contracts, our revenue is higher than the latter two contracts because we have to recover the incentive cost plus a return on the capital employed. Consequently, the gross margin will be lower, but the gross profit will be greater for contracts under which we have the responsibility to pay incentives compared to contracts under which our utility customers are required to make the payments.

•	We depreciate our VPC program capital equipment over the remaining contract life, which is shorter than the economic life of such equipment. As a result, the annual depreciation charge per kilowatt of capacity installed will increase over the term of a VPC contract, while the revenue per kilowatt of capacity for any contract year will be determined by other factors that bear no relation to the depreciation.

•

Residential VPC contracs as compared to commercial and industrial VPC contracts. Commercial and industrial VPC programs typically have a lower gross margin percentage because the financial incentive paid to a participating business is greater than the amount paid under residential VPC programs. Conversely, the customer acquisition costs incurred under a commercial and industrial VPC program are lower than under a residential VPC program.

Our Alternative Energy Resource Group’s gross margin percentage for the year ended December 31, 2006 was 60% compared to 72% for the year ended December 31, 2005, a decrease of 17%. During 2006, we added approximately 23 megawatts of commercial and industrial VPC contract capacity, which has a lower gross margin than residential VPC contract capacity.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2005 and 2006 (dollars in thousands):

	Year Ended December 31,		Percent Change
	2005	2006
Operating Expenses:
General and administrative expenses	$11,344	$13,910	23%
Marketing and selling expenses	6,927	7,912	14%
Research and development expenses	1,094	790	(28)%
Amortization of intangible assets	24	24	0%

Total	$19,389	$22,636	17%

General and Administrative Expenses

General and administrative expenses were $13.9 million for the year ended December 31, 2006 compared to $11.4 million for the year ended December 31, 2005, an increase of $2.5 million, or 23%. The increase was the result of a $1.4 million increase in compensation expenses related to additional employees and bonus expense, and $1.1 million for increased professional fees. General and administrative expenses in 2006 included approximately $0.3 million (noncash) associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards, or SFAS, No. 123(R), which requires expensing of stock-based compensation.

Marketing and Selling Expenses

Marketing and selling expenses were $7.9 million for the year ended December 31, 2006 compared to $6.9 million for the year ended December 31, 2005, an increase of $1.0 million, or 14%. Increased new customer acquisition expenses of $0.4 million under our VPC contracts, additional expenses of $0.4 million for sales managers hired to support our Smart Grid Solutions Group’s selling efforts, $0.1 million in increased trade show and periodical advertising expense, and $0.1 million in increased travel expenses contributed to the increase. Our marketing costs will continue to increase as we add participants to our existing and future VPC programs. Once we reach full build-out under a VPC program, customer acquisition costs decrease significantly for that program.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new smart grid products. Research and development expenses were $1.1 million and $0.8 million for the years ended December 31, 2005 and 2006, respectively. The $0.3 million decrease in research and development expense in 2006 related to personnel reductions in our Israel engineering center during 2006.

Amortization of Intangible Assets

For the twelve months ended December 2005 and 2006, amortization of intangible assets remained consistent with $24,000 in expense.

Interest Expense, Net

Net interest expense increased from $46,000 for the year ended December 31, 2005 to $390,000 for the year ended December 31, 2006 due to an increase in interest expense of $238,000 related to our convertible debt issued in June 2005 and a $106,000 decrease in interest income as a result of lower average cash balances.

Income Taxes

No provision for income taxes was recorded for the year ended December 31, 2005 because we had net operating loss carryforwards that resulted in deferred tax assets. For the year ended December 31, 2006, a provision of $46,000 was recorded related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2005 or 2006.

Liquidity and Capital Resources

Overview

Since April 2003, when we ceased being a wholly owned subsidiary of Acorn Energy, through our initial public offering in April 2007, we funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our senior loan agreement and General Electric Capital Corporation credit facility. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and participant incentive payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 shares of our common stock. Aggregate proceeds to us from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our initial public offering, the holder of our then only outstanding subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. In December 2007, we completed a secondary public offering of 4,000,000 shares of our common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by selling stockholders. Aggregate proceeds to us from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our secondary offering, the holder of our subordinated convertible debt converted $1.1 million of the principal balance into 151,933 shares of common stock.

We plan to use the net proceeds received from the offerings, along with cash generated from operations and availability under our senior loan agreement and General Electric Capital Corporation credit facility, to fund operations and capital expenditures, to finance research and development, to repay certain indebtedness, and to fund the cash portion of the completed and any potential future acquisitions. Management believes that available cash and cash equivalents, marketable securities and borrowings available under our credit agreements will be sufficient to meet our capital needs for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2005, 2006 and 2007 (dollars in thousands):

	Year Ended December 31,
	2005	2006	2007
Operating activities	$(5,230)	$(1,157)	$(1,777)
Investing activities	(4,926)	(4,058)	(73,653)
Financing activities	4,001	6,383	111,411

Increase (decrease) in cash and cash equivalents	$(6,155)	$1,168	$35,981

Cash Flows Used in Operating Activities

Cash used in operating activities of $5.2 million for the year ended December 31, 2005 included the effects of:

•	our net loss of $8.0 million;

•	non-cash charges of $1.4 million in depreciation and amortization;

•	stock-based compensation expense of $0.1 million;

•	an increase of $1.8 million in inventory;

•	an increase of $1.3 million in prepaid expenses, deferred costs and other assets;

•	an increase of $1.2 million in accrued expenses and other liabilities;

•	an increase of $2.8 million in deferred revenue due primarily to VPC revenue.

Cash used in operating activities of $1.2 million for the year ended December 31, 2006 included the effects of:

•	our net loss of $6.2 million;

•	non-cash charges of $2.7 million in depreciation and amortization;

•	stock-based compensation expense of $0.3 million;

•	an increase of $1.4 million in inventory;

•	an increase of $1.5 million in accrued expenses and other liabilities; and

•	an increase of $1.3 million in deferred revenue due to primarily to VPC deferred revenue.

Cash used in operating activities of $1.8 million for the year ended December 31, 2007 included the effects of:

•	our net loss of $6.6 million;

•	non-cash charges of $5.5 million in depreciation and amortization;

•	stock-based compensation expense of $2.6 million;

•	accretion of marketable securities of $0.6 million due to the investments made with our offering proceeds;

•	an increase of $3.5 million in accounts receivable;

•	an increase of $1.5 million in inventory;

•	a decrease of $1.7 million in accounts payable;

•	an increase of $2.7 million in accrued expenses and other liabilities; and

•	a decrease of $1.6 million of deferred revenue due primarily to VPC deferred revenue.

Cash Flows Used in Investing Activities

Cash used in investing activities was $4.9 million, $4.1 million and $73.7 million for the years ended December 31, 2005, 2006 and 2007, respectively. Cash flows used in investing activities consisted of the following:

•	capital expenditures of $4.9 million, $3.8 million, and $5.2 million for the years ended December 31, 2005, 2006, and 2007, respectively;

•	purchases of marketable securities of $80.9 million and sales of marketable securities of $48.3 million for the year ended December 31, 2007;

•	cash paid for the acquisitions of Enerwise and PES, net of cash acquired, of $33.7 million for the year ended December 31, 2007; and

•	change in restricted cash balance during the year ended December 31, 2007 of $2.1 million related to certain cash collateralized letters of credit.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations (primarily residential).

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. Our Alternative Energy Resources Group purchases demand response equipment from our Smart Grid Solutions Group. These assets are initially classified as inventory when purchased by the Smart Grid Solutions Group. When transferred to the Alternative Energy Resources Group, they remain classified as inventory until they are deployed to service in a VPC contract, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $1.8 million, $1.7 million and $0.3 million for the years ended December 31, 2005, 2006 and 2007.

In addition to the cash consideration paid in connection with our two business acquisitions, we issued $20.0 million of subordinated convertible notes as well as common stock valued at $38.0 million during the year ended December 31, 2007. In conjunction with our public offerings, the holder of the convertible debt converted a principal balance of $2.1 million during the year ended December 31, 2007.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $4.0 million, $6.4 million and $111.4 million for the years ended December 31, 2005, 2006 and 2007, respectively. Cash flows provided by financing activities consisted of the following:

•	cash from the placement of $4.0 million of subordinated convertible debt in June 2005;

•	sale of our Series C convertible preferred stock in March 2006, with net proceeds of $5.4 million;

•	cash of $0.6 million and $1.3 million from exercise of stock-based awards during the years ended December 31, 2006 and 2007, respectively;

•	cash of $1.0 million and $4.4 million from borrowings under our debt facilities during the years ended December 31, 2006 and December 31, 2007, respectively;

•	cash of $111.1 million from proceeds from the issuance of common stock, net of offering costs, for the year ended December 31, 2007;

•	cash of $3.1 million paid for employee taxes due to net settlement of stock option exercises during the year ended December 31, 2007;

•	cash paid of $1.3 million for debt issuance costs related to our credit agreement entered into during the year ended December 31, 2007; and

•	repayment of $1.0 million of borrowings under our senior loan agreement during the year ended December 31, 2007.

Working Capital

Working capital as of December 31, 2007 was $74.7 million, consisting of $94.7 million in current assets and $20.0 million in current liabilities. Working capital as of December 31, 2006 was $1.1 million, consisting of $15.5 million in current assets and $14.4 million in current liabilities.

In addition, we had aggregate available borrowing capacity under our credit agreement and our senior loan agreement of $38.0 million as of December 31, 2007 and $3.8 million as of December 31, 2006 based upon the borrowing base calculated pursuant to the formula described below.

Indebtedness

Credit Agreement. In January 2007, AER entered into a credit agreement with General Electric Capital Corporation, or GECC, to provide it with up to $40 million of borrowings to fund capital expenditures related to VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit sublimit of $3.0 million for total availability of $40 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Interest of $0.4 million was paid on the credit agreement for the year ended December 31, 2007. Borrowings under this credit agreement are collateralized by all of Alternative Energy Resources, Inc.’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. As of December 31, 2007, there was $4.4 million of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $34.2 million.

Subordinated Convertible Loan Agreement. In June 2005, we entered into a $4.0 million subordinated convertible loan agreement, as amended, with Partners for Growth, L.P. with a maturity date of June 2010. The convertible debt bears interest at three percent plus the three-month LIBOR rate. The convertible debt requires payment of interest only provided that the Company meets or exceeds certain pro forma revenue targets calculated on a quarterly basis during the term. If the Company does not meet or exceed such revenue targets, at the option of the lender, the convertible debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. We were in compliance with the covenants as of December 31, 2007. No principal payments have been required to date. On April 4, 2007, the Company amended the agreement to allow the holder of the convertible debt to convert a portion of the principal, or the principal as a whole as originally provided in the agreement, into the Company’s common stock at a price of $7.24 per share at any time during its term. Subsequent to the amendment, the holder of the convertible debt converted a principal balance of $2.1 million to 290,054 shares during 2007. The principal amount of the convertible debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the convertible debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the results to the repayment date at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a non-detachable warrant to purchase shares of common stock calculated by dividing the outstanding principal amount by a price per share of $7.24, or 262,430 shares as of December 31, 2007. The convertible debt is collateralized by a second lien on substantially all of the assets of the Company and is subordinated in right of payment to the senior loan agreement. In conjunction with entering into the GECC credit agreement, the Company entered into an amendment whereby the lender of the convertible debt agreed to subordinate its liens against Alternative Energy Resources Inc.’s assets to the liens of the credit agreement with GECC. As of December 31, 2007, the outstanding balance was $1.9 million.

On March 14, 2008, the holder of the subordinated convertible debt converted the remaining $1.9 million outstanding balance for 262,430 shares of common stock. The non-detachable warrant related thereto terminated pursuant to its terms.

Subordinated Convertible Promissory Notes. In connection with our acquisition of Enerwise, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bear interest at a rate of 5.5% per annum and mature on April 1, 2009. Interest payments on the notes will be made by us quarterly. The notes will be convertible into shares of our common stock at the option of the holders thereof beginning one year from the date of issuance at a price per share of $33.44 which represents 125% of the average closing price of our common stock for the 20 trading days immediately prior to the execution of the Enerwise merger agreement. Based on the note conversion price of $33.44 per share, the notes would be convertible into an aggregate of up to 508,373 shares of our common stock.

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

Senior Loan Agreement. In April 2003, we entered into a loan and security agreement, as amended, or the senior loan agreement, with Silicon Valley Bank. The senior loan agreement expires in March 2008, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, the senior loan agreement has a revolving line of credit up to $4.0 million, including letters of credit up to $3.0 million. Borrowings under the senior loan agreement bear interest at either prime plus 2.0% or prime plus 2.75% per annum depending on our performance under a financial covenant contained in the agreement. The senior loan agreement is collateralized by substantially all of the assets not related to Alternative Energy Resources, Inc., including our intellectual property. Borrowings under the senior loan agreement can be requested, from time to time, up to an amount that, based on a formula, includes (i) up to 80% of eligible receivables and (ii) eligible inventory limited to the lesser of (A) 25% of their value, (B) 80% of net orderly liquidation value, (C) $500,000 or (D) 25% of the aggregate eligible accounts outstanding. The senior loan agreement contains customary financial and restrictive covenants, including maintenance of a minimum quick ratio and EBITDA level and a prohibition on the payment of dividends. We were in compliance with these covenants as of December 31, 2007. We used $1.0 million of the net proceeds from our initial public offering to pay the then outstanding balance. As of December 31, 2007, the Company had no borrowings under the senior loan agreement and borrowing availability under the senior loan agreement of approximately $3.8 million.

Letters of Credit

Our senior loan agreement and our credit agreement with General Electric Capital Corporation provide for the issuance of up to $7.0 million of letters of credit. As of December 31, 2007, we had $1.6 million face value of irrevocable letters of credit outstanding from these facilities.

Capital Spending

As of December 31, 2007, our VPC programs had estimated available capacity of 149 megawatts, which excludes approximately 60 megawatts built out as of December 31, 2007 under the ISO New England contracts that are not included herein as we have not yet received final regulatory approval for the Connecticut Light and Power VPC contract. We believe we will be able to apply a portion of the 60 megawatts to the Connecticut Light and Power VPC contract. Our existing VPC contracts as of December 31, 2007 provided for a potential capacity of 432 megawatts. We expect to incur approximately $18.6 million in capital expenditures over the next three years to build out the remaining 283 megawatts under our existing VPC programs as of December 31, 2007, of which $9.5 million is anticipated to be incurred through December 31, 2008. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, is defined as net loss before net interest expense, income tax expense, and depreciation and amortization. EBITDA is a non-GAAP financial measure and is not a substitute for other GAAP financial measures such as net loss, operating loss or cash flows from operating activities as calculated and presented in accordance with accounting principles generally accepted in the U.S., or GAAP. In addition, our calculation of EBITDA may or may not be consistent with that of other companies. We urge you to review the GAAP financial measures included in this annual report and our consolidated financial statements, including the notes thereto, and the other financial information contained in this annual report, and to not rely on any single financial measure to evaluate our business.

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

Adjusted EBITDA is defined as EBITDA before stock-based compensation expense. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is the result of restricted stock and stock option grants which require a noncash expense to be recorded in the financial statements in accordance with SFAS No. 123(R).

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal periods indicated is as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Net loss	$(7,981)	$(6,160)	$(6,604)
Depreciation and amortization	1,394	2,748	5,508
Interest expense (income), net	46	390	(1,130)
Provision for income taxes	—	46	147

EBITDA	(6,541)	(2,976)	(2,079)
Noncash stock compensation expense	122	252	2,552

Adjusted EBITDA	$(6,419)	$(2,724)	$473

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of December 31, 2007, there were no material contingencies requiring accrual or disclosure.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of December 31, 2007 is set forth in the following table (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Bank debt obligations	$6,337	$—	$333	$4,618	$1,386
Cash interest payments on debt	3,079	1,577	1,086	364	52
Operating lease obligations	4,524	1,445	1,980	1,095	4
Subordinated convertible promissory notes	20,000	—	20,000	—	—

Total	$33,940	$3,022	$23,399	$6,077	$1,442

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. On an on going basis, we re-evaluate our estimates, including those related to revenue recognition, the collectability of receivables, impairment of long-lived assets, income taxes and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth below.

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

The Company, through the acquisition of PES, enters into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on the Company’s ability to achieve committed capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount and therefore the related revenue is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts are accounted for in accordance with EITF No. 00-21, which requires the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21 since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

The Enerwise Group segment enters into agreements to provide demand response and capacity event services. The demand response contracts require the Company to provide electric capacity through demand reduction to utility end customers when the utility calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

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

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, right to use software, hardware and hosting services. The Company applies Emerging Issues Task Force (“EITF”) No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on AnotherEntity’s Hardware, to multiple element arrangements that include software hosting services. For contracts that include software hosting services, the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty. Therefore, in accordance with EITF 00-3, AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, does not apply to these contracts. Accordingly, these contracts are accounted for in accordance with EITF No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting. Because the Company does not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting. Accordingly, revenue for all elements is recognized ratably over the longer of the estimated customer relationship period or the life of the contract, once all revenue recognition requirements are met. Straight-line attribution is used because there is no other discernible pattern of use that suggests that revenue is earned or obligations are fulfilled in a different pattern.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, goodwill and intangible assets, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable intangible assets are amortized using the straight-line method. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment each year as of December 31, under the guidance of SFAS No. 142, Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating expenses, which take into consideration factors such as estimated payments on long-term contracts, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or expense of capital may result in asset value adjustments, which could have a significant affect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized on a straight-line basis over estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. The Company considers all highly liquid interest-earning securities with a maturity of three months or less at the date of purchase to be cash equivalents. Securities with maturities beyond three months are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and marketable securities are classified as available for sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in accumulated other comprehensive income and on a cumulative basis included in accumulated other comprehensive income in the financial statements.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (“SEC”) issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied applicable provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. The Company’s consolidated financial statements, as of and for the year ended December 31, 2006 and thereafter, reflect the impact of SFAS No. 123(R). In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R).

The stock-based compensation expense related to employee stock options and restricted stock awards recognized during the years ended 2005 was $0.1 million. Stock-based compensation expense recognized under SFAS No. 123(R) for the years ended December 31, 2006 and 2007 was $0.3 and $2.6 million, respectively, before income taxes. Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

The Company used the minimum-value method of measuring the fair value of share based payments granted prior to January 1, 2006. Because the Company utilized the minimum value method for pro forma disclosure purposes under the original provisions of SFAS No. 123, Accounting for Stock-based Compensation, disclosures to demonstrate the effect of pro forma compensation cost on net loss and net loss per share for the years ended December 31, 2005 is not appropriate in accordance with SFAS No. 123(R).

The Company accounts for stock issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recent Accounting Pronouncements

SFAS No. 157, Fair Value Measurements (SFAS No. 157)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP. Effective for 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The Company believes the partial adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of Statement of Financial Accounting Standards Statement No. 115 (SFAS No. 159)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of Statement of Financial Accounting Standards Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company believes that SFAS No. 159 will not have a material impact on its consolidated financial statements.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48)

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007.

SFAS No. 141 (R), Business Combinations

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations, which revises the previously issued SFAS 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact on its consolidated financial statements.

SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FAS 160 will be applied prospectively, with a disclosure requirement for existing minority interests to be applied retrospectively. The Company is currently evaluating the potential impact on its consolidated financial statements.

SAB No. 110, Year End Help for Expensing Employee Stock Options (SAB No. 110)

In December 2007, the SEC released SAB No. 110 Year End Help for Expensing Employee Stock Options. SAB No. 110 provides guidance regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). The staff had stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007; however, SAB No. 110 extends the period acceptable, under certain circumstances, beyond December 31, 2007. Historically, the Company has applied the “simplified” method for estimating expected term to those awards that met the “plain vanilla” criteria. The Company expects to continue to do so under the provision of SAB No. 110.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in the Canadian dollar and the Israeli shekel. We do not utilize any foreign currency exchange transactions to hedge our exposure. Foreign currency gains for the years ended December 31, 2005, 2006 and 2007 were $14,000, $16,000 and $2,000, respectively.

Interest Rate Risk

As of December 31, 2007, $20.0 million of our outstanding debt was at fixed interest rates and $6.3 million of outstanding debt was at floating interest rates. Based on outstanding floating rate debt of $6.3 million as of December 31, 2007, an increase of 1.0% in the prime rate or the three-month LIBOR rate would result in an increase in our interest expense of approximately $63,000 per year.

Market Value of Portfolio Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of December 31, 2007, we had $66.7 million of investments in money market funds, commercial paper and corporate debentures/bonds recorded at fair value on our balance sheet. These investments are exposed to fluctuations in market values and could have a material impact on our financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

Comverge, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comverge, Inc. and Subsidiaries:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiaries at December 31, 2006 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounted for stock-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 25, 2008

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	As of December 31,
	2006	2007
Assets
Current assets
Cash and cash equivalents	$3,774	$39,755
Restricted cash	—	2,151
Marketable securities	—	33,174
Accounts receivable, net	5,736	12,194
Inventory, net	1,348	2,988
Deferred costs	2,228	1,615
Other current assets	2,419	2,841

Total current assets	15,505	94,718
Restricted cash	—	214
Property and equipment, net	12,405	14,011
Intangible assets, net	195	18,828
Goodwill	499	74,369
Other assets	232	1,005

Total assets	$28,836	$203,145

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,046	$4,571
Deferred revenue	6,092	4,340
Accrued expenses	4,369	3,976
Other current liabilities	914	7,131

Total current liabilities	14,421	20,018
Long-term liabilities
Deferred revenue	—	1,697
Long-term debt	5,000	26,337
Other liabilities	1,016	2,462

Total long-term liabilities	6,016	30,496
Commitments and contingencies (Note 16)
Stockholders’ equity
Convertible preferred stock
Series A, $0.001 par value per share, authorized 5,201,000 and 0 shares as of December 31, 2006 and 2007, respectively; issued and outstanding 5,200,573 and 0 shares as of December 31, 2006 and 2007, respectively; liquidation preference of $32,516 and $0 as of December 31, 2006 and 2007, respectively	21,438	—
Series B, $0.001 par value per share, authorized 3,937,688 and 0 shares as of December 31, 2006 and 2007, respectively; issued and outstanding 2,820,439 and 0 shares as of December 31, 2006 and 2007, respectively; liquidation preference of $20,449 and $0 as of December 31, 2006 and 2007, respectively	13,568	—
Series C, $0.001 par value per share, authorized 800,000 and 0 shares as of December 31, 2006 and 2007, respectively; issued and outstanding 550,000 and 0 shares as of December 31, 2006 and 2007, respectively; liquidation preference of $8,250 and $0 as of December 31, 2006 and 2007, respectively	5,411	—
Series A-2, $0.001 par value per share, authorized 18,038 shares and 0 shares as of December 31, 2006 and 2007, respectively; issued and outstanding 18,038 and 0 shares as of December 31, 2006 and 2007, respectively; liquidation preference of $150 and $0 as of December 31, 2006 and 2007, respectively	100	—
Preferred stock, $0.001 par value per share, no shares authorized, issued and outstanding as of December 31, 2007; 15,000,000 shares authorized and undesignated and no shares issued and outstanding as of December 31, 2007	—	—
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued and outstanding 3,489,922 and 20,893,336 shares as of December 31, 2006 and 2007, respectively	3	21
Additional paid-in capital	20,099	211,403
Accumulated deficit	(52,220)	(58,824)
Accumulated other comprehensive income	—	31

Total stockholders’ equity	8,399	152,631

Total liabilities and stockholders’ equity	$28,836	$203,145

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2005	2006	2007
Revenue
Product	$11,343	$12,710	$14,812
Service	12,008	21,163	40,350

Total revenue	23,351	33,873	55,162
Cost of revenue
Product	8,392	8,514	9,450
Service	3,497	8,383	19,368

Total cost of revenue	11,889	16,897	28,818

Gross profit	11,462	16,976	26,344
Operating expenses
General and administrative expenses	11,344	13,910	22,072
Marketing and selling expenses	6,927	7,912	9,831
Research and development expenses	1,094	790	997
Amortization of intangible assets	24	24	973

Operating loss	(7,927)	(5,660)	(7,529)
Other expense	8	64	58
Interest income	(217)	(112)	(2,535)
Interest expense	263	502	1,405

Loss before income taxes	(7,981)	(6,114)	(6,457)
Provision for income taxes	—	46	147

Net loss	$(7,981)	$(6,160)	$(6,604)

Net loss per share
Basic and diluted	$(2.63)	$(1.89)	$(0.46)

Weighted average number of shares used in computation	3,039,971	3,262,366	14,490,619

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series A-2 Convertible Preferred Stock
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance as of December 31, 2004	5,200,573	$21,438	2,820,439	$13,568	—	$—	18,038	$100
Issuance of common stock upon exercises of stock options	—	—	—	—	—	—	—	—
Deferred compensation	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance as of December 31, 2005	5,200,573	21,438	2,820,439	13,568	—	—	18,038	100
Issuance of Series C convertible preferred stock	—	—	—	—	550,000	5,411	—	—
Issuance of common stock upon exercises of stock options	—	—	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—

Balance at December 31, 2006	5,200,573	21,438	2,820,439	13,568	550,000	5,411	18,038	100
Common stock issued in public offerings, net of offering costs	—	—	—	—	—	—	—	—
Conversion of preferred stock into common stock	(5,200,573)	(21,438)	(2,820,439)	(13,568)	(550,000)	(5,411)	(18,038)	(100)
Common stock issued upon conversion of convertible debt	—	—	—	—	—	—	—	—
Common stock issued in business acquisitions	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—
Stock received to settle stock option employee taxes	—	—	—	—	—	—	—	—
Stock-based compensation from options	—	—	—	—	—	—	—	—
Stock-based compensation from issuance of restricted stock	—	—	—	—	—	—	—	—
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—
Changes in unrealized gain on marketable securities	—	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	—	—

Balance at December 31, 2007	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS—(Continued)

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Compen- sation	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stock- holders’ Equity
	Number of Shares	Amount
Balance as of December 31, 2004	2,951,799	$3	$19,108	$(30)	$(38,079)	$—	$16,108
Issuance of common stock upon exercises of stock options	387	—	1	—	—	—	1
Deferred compensation	—	—	—	30	—	—	30
Issuance of common stock	125,000	—	92	—	—	—	92
Net loss	—	—	—	—	(7,981)	—	(7,981)

Balance as of December 31, 2005	3,077,186	3	19,201	—	(46,060)	—	8,250
Issuance of Series C convertible preferred stock	—	—	—	—	—	—	5,411
Issuance of common stock upon exercises of stock options	408,868	—	646	—	—	—	646
Issuance of stock options	—	—	252	—	—	—	252
Issuance of restricted stock	3,868	—	—	—	—	—	—
Net loss	—	—	—	—	(6,160)	—	(6,160)

Balance at December 31, 2006	3,489,922	3	$20,099	—	(52,220)	—	8,399
Common stock issued in public offerings, net of offering costs	6,220,000	6	109,979	—	—	—	109,985
Conversion of preferred stock into common stock	8,589,050	9	40,508	—	—	—	—
Common stock issued upon conversion of convertible debt	290,054	1	2,099	—	—	—	2,100
Common stock issued in business acquisitions	1,313,674	1	37,996	—	—	—	37,997
Issuance of common stock upon exercise of stock options	1,022,738	1	1,318	—	—	—	1,319
Stock received to settle stock option employee taxes	(130,007)	—	(3,148)	—	—	—	(3,148)
Stock-based compensation from options	—	—	2,254	—	—	—	2,254
Stock-based compensation from issuance of restricted stock	97,905	—	298	—	—	—	298
Components of comprehensive loss:
Net loss	—	—	—	—	(6,604)	—	(6,604)
Changes in unrealized gain on marketable securities	—	—	—	—	—	31	31

Total comprehensive loss	—	—	—	—	—	—	(6,573)

Balance at December 31, 2007	20,893,336	$21	$211,403	$—	$(58,824)	$31	$152,631

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net loss	$(7,981)	$(6,160)	$(6,604)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,370	2,724	4,535
Amortization of intangible assets	24	24	973
Stock-based compensation	122	252	2,552
Amortization of debt issuance costs	55	72	226
Accretion of marketable securities	—	—	(559)
Loss on disposal of property and equipment	54	239	256
Allowance for inventory obsolescence	355	94	(135)
Allowance for doubtful accounts	60	133	125
Deferred income taxes	—	46	64
Changes in operating assets and liabilities
Accounts receivable, net	(728)	(582)	(3,517)
Inventory, net	(1,759)	(1,417)	(1,466)
Prepaid expenses, deferred costs and other assets	(1,262)	139	2,410
Accounts payable	375	445	(1,741)
Accrued expenses and other liabilities	1,243	1,547	2,692
Deferred revenue	2,842	1,287	(1,588)

Net cash used in operating activities	(5,230)	(1,157)	(1,777)
Cash flows from investing activities
Change in restricted cash	—	—	(2,088)
Cash paid for acquisitions, net of cash acquired	—	—	(33,739)
Purchases of marketable securities	—	—	(80,884)
Sale of marketable securities	—	—	48,300
Purchases of property and equipment	(4,851)	(3,795)	(5,229)
Funding of termination benefits	(75)	(263)	(13)

Net cash used in investing activities	(4,926)	(4,058)	(73,653)
Cash flows from financing activities
Proceeds from exercises of stock options	1	646	1,319
Payment of employee taxes due to net settlement stock option exercises	—	—	(3,148)
Proceeds from Series C preferred stock, net of issuance costs of $89	—	5,411	—
Borrowings under credit agreement	—	1,000	4,437
Repayment of senior loan agreement	—	—	(1,000)
Proceeds from issuance of common stock, net of offering costs of $503 and $12,095	—	(503)	111,138
Payment of debt issuance costs	—	(171)	(1,335)
Proceeds from convertible debt	4,000	—	—

Net cash provided by financing activities	4,001	6,383	111,411
Net change in cash and cash equivalents	(6,155)	1,168	35,981
Cash and cash equivalents at beginning of year	8,761	2,606	3,774

Cash and cash equivalents at end of year	$2,606	$3,774	$39,755

Cash paid for interest	$130	$384	$1,153
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$67	$53	$120
Increase in fixed assets resulting from transfer of inventory	$1,785	$1,697	$271
Subordinated convertible notes issued in connection with business acquisitions	$—	$—	$20,000
Common stock issued as consideration in business acquisitions	$—	$—	$37,997
Common stock issued on conversion of convertible debt	$—	$—	$2,100

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) smart grid solutions to utilities and other energy customers consisting of demand response systems comprised of hardware, software and installation services (“Smart Grid Solutions Group”), (ii) electric capacity to utility customers during periods of peak energy demand as well as base load reduction (“Alternative Energy Resources Group”), and (iii) energy management and demand response solutions to large commercial and industrial consumers (“Enerwise Group”). Prior to April 2003, the Company was a wholly-owned subsidiary of Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.) (“AEI”).

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

On September 29, 2007, the Company completed the acquisition of Public Energy Solutions, LLC, and its related entities (collectively, “PES”). PES is an energy efficiency company that implements permanent base load reduction solutions for commercial and industrial customers under long-term, pay-for-performance contracts with a utility. PES became part of the Alternative Energy Resources Group.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007, Consolidated Balance Sheets as of December 31, 2006 and 2007 and Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

During 2007, the Company completed two business acquisitions, which are discussed in Note 4. The results of operations and cash flows of these acquired businesses are included in our consolidated statements of operations and cash flows from their respective dates of acquisition.

Reverse Stock Split

On April 18, 2007, the Company effected a 1-for-2 reverse stock split of its common stock in connection with the closing of its initial public offering. All common shares and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods effected.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. Significant estimates include management’s estimate of provisions required for non-collectible accounts receivable, obsolete or slow-moving inventory, and potential product warranty liability as well as management’s estimates related to revenue recognition using the percentage-of-completion method. Actual results could differ from those estimates.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist of cash and demand deposits in banks and short-term investments.

The Company maintains cash balances to secure its performance or to fund possible damages as the result of an event of default related to certain service contracts. These amounts have been classified as restricted cash on the balance sheet and are classified as current or noncurrent based on the underlying restriction.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection as well as historical experience. As of December 31, 2006 and 2007, there were $113 and $324, respectively, identified as doubtful of collection.

Inventory, net

Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost, and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. As of December 31, 2006 and 2007, there were provisions of $284 and $149, respectively, for inventory identified as slow-moving, obsolete or unusable.

Property and Equipment, net

Property and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the depreciable assets. In the case of installed assets that are part of long-term contracts, the assets are depreciated over the shorter of the useful life or the term of the contract. Leasehold improvements are depreciated over the shorter of the lease term or useful life. Improvements are capitalized while repairs and maintenance are expensed as incurred. Gains or losses realized on the disposal or retirement of property and equipment are recognized in the consolidated statement of operations.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of liabilities for asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The Alternative Energy Resources Group installs hardware at residences of select utility customers. At the request of the homeowner, the Company is obligated to remove this hardware. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the asset’s life. The Company’s estimate is based on the historical data for the ratio of cumulative assets removed to the cumulative number of assets installed. Accordingly, in the years ended December 31, 2005, 2006 and 2007, the Company recognized an asset retirement obligation liability and an associated adjustment in the cost of long-lived assets of $67, $53 and $120, respectively.

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year. Based on the Company’s most recent impairment test completed as of December 31, 2007, there has been no impairment loss recognized for goodwill.

Intangibles are recorded at their fair value at acquisition date. The Company amortizes finite-lived intangibles over their estimated useful lives using the straight-line method, which approximates the projected utility of such assets based upon the information available. The Company currently amortizes acquired intangible assets with finite lives over periods ranging from three to fourteen years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, a discounted cash flow analysis is used to measure fair value in determining the amount of these assets that should be written off. No events or changes in circumstances have occurred that would require an impairment test for these assets in any of the years presented.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs was $55, $72 and $226 for the years ended December 31, 2005, 2006 and 2007, respectively.

Debt issuance costs are included in Other current assets and Other assets and consisted of the following as of December 31, 2006 and 2007:

	2006	2007
Debt issuance costs	$418	$247
Addition of debt issuance costs	—	1,335
Write-off of debt issuance costs	—	(53)
Accumulated amortization	(171)	(397)

Debt issuance costs, net	$247	$1,132

Warranty Provision

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. The warranty provision included in Other current liabilities is set forth below.

	Year Ended December 31,
	2005	2006	2007
Warranty provision at beginning of year	$161	$51	$111
Accruals for warranties issued during the year	49	115	100
Warranty settlements during the year	(227)	(55)	(100)
Changes in liability for pre-existing warranties during the year, including expirations	68	—	—

Warranty provision at the end of year	$51	$111	$111

Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of business, including cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, and debt obligations. The carrying values of accounts receivable, accounts payable, and accrued expenses approximated their respective fair values at each balance sheet date due to the short-term maturity of these assets and liabilities. The carrying value of the fixed rate debt obligations approximated its fair value given the market rates of interest and maturity schedules. The subordinated convertible debt is stated at fair value as of December 31, 2006 and 2007, as it bears interest at a variable rate.

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and reduce consumers’ use of electricity. The Company’s business success depends in part on its relationships with a limited number of large customers. During the year ended December 31, 2005, the Company had three customers which accounted for 20%, 16% and 13% of the Company’s total revenue. The total accounts receivable from these customers were $325, $1,443 and $261, respectively, as of December 31, 2005. During the year ended December 31, 2006, the Company had two customers which accounted for 28% and 16% of the Company’s total revenue. The total accounts receivable from these customers were $1,684 and $1,341, respectively, as of December 31, 2006. During the year ended December 31, 2007, the Company had two customers which accounted for 16% and 10% of the Company’s total revenue. The total accounts receivable from these customers were $0 and $543, respectively, as of December 31, 2007.

No other customer accounted for more than 10% of the Company’s total revenue in 2005, 2006 and 2007.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short-term investments by placing its cash and cash equivalents and short-term investments with multiple domestic financial institutions and adhering to the Company’s investment policy.

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

The Company, through the acquisition of PES, enters into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on the Company’s ability to achieve committed capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount and therefore the related revenue is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain PES contracts are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21 since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

The Enerwise Group enters into agreements to provide demand response and capacity event services. The demand response contracts require the Company to provide electric capacity through demand reduction to utility end customers when the utility calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

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

The deferred revenue and deferred cost of revenue as of December 31, 2006 and December 31, 2007 are provided below:

	December 31, 2006	December 31, 2007
Deferred revenue:
VPC contract related	$4,643	$2,433
Base load contract related	—	1,697
Other	1,449	1,907

Total deferred revenue	$6,092	$6,037

	December 31, 2006	December 31, 2007
Deferred cost of revenue:
VPC contract related	$1,478	$640
Base load contract related	—	—
Other	750	975

Total deferred cost of revenue	$2,228	$1,615

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, right to use software, hardware and hosting services. The Company applies EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to multiple element arrangements that include software hosting services. For contracts that include software hosting services, the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty. Therefore, in accordance with EITF 00-3, AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, does not apply to these contracts. Accordingly, these contracts are accounted for in accordance with EITF No. 00-21. EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting. Because the Company does not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting. Accordingly, revenue for all elements is recognized ratably over the longer of the estimated customer relationship period or the life of the contract, once all revenue recognition requirements are met. Straight-line attribution is used because there is no other discernible pattern of use that suggests that revenue is earned or obligations are fulfilled in a different pattern.

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

Foreign Currency Transactions

The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). Accordingly, the Company and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gains amounted to $14, $16, and $2 for the years ended December 31, 2005, 2006 and 2007, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company reports total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, other comprehensive loss includes those amounts relating to unrealized gains and losses on investment securities classified as available for sale in the consolidated statement of stockholders’ equity and comprehensive loss.

Marketable Securities

The Company classifies all of its marketable securities as available-for-sale. The Company considers all highly liquid interest-earning securities with a maturity of three months or less at the date of purchase to be cash equivalents. Securities with maturities beyond three months are classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and marketable securities are classified as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in accumulated other comprehensive loss in the financial statements.

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of December 31, 2007 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Marketable Securities
Money Market Funds	$25,649	$—	$—	$25,649	$25,649	$—
Commercial Paper	17,132	6	(1)	17,137	7,881	9,256
Corporate Debentures/Bonds	23,892	35	(9)	23,918	—	23,918

Total	$66,673	$41	$(10)	$66,704	$33,530	$33,174

Realized gains and losses to date have not been material. Interest income for the year ended December 31, 2007 was $2,535. The Company recorded $559 of accretion in interest income related to certain marketable securities reaching maturity during the year ended December 31, 2007. The Company held no marketable securities as of December 31, 2006.

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $3,709, $3,544 and $2,656 for the years ended December 31, 2005, 2006 and 2007, respectively. Substantially all advertising costs were incurred to promote the Company’s VPC programs to participants in an effort to acquire electric capacity in fulfillment of certain long-term capacity contracts with utility customers of the Company’s Alternative Energy Resources Group.

Internal Use Software

Software development costs of $12 and $189 were capitalized in 2006 and 2007, respectively, in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and will be amortized over a three-year expected life in accordance with Company policy. During the twelve months ending December 31, 2007, $51 was recorded as depreciation expense for internal use software.

Software Development Costs

Software development costs have been accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Under this standard, capitalization of software development costs begins upon the establishment of technological feasibility and ends when the software is generally available. Based upon the Company’s product development process, technological feasibility is established upon the completion of a working model. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs. All software development costs are a component of research and development expense.

Research and Development Expenses

All research and development costs are expensed as incurred and consist primarily of salaries and benefits.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values. SFAS No. 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued SAB No. 107, Share-Based Payment, relating to SFAS No. 123(R). The Company has applied applicable provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of its year ended December 31, 2006. In accordance with this transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of, SFAS No. 123(R). The Company’s consolidated financial statements, as of and for the year ended December 31, 2006 and thereafter, reflect the impact of SFAS No. 123(R). Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.

The Company used the minimum-value method of measuring the fair value of share based payments granted prior to January 1, 2006. Because the Company utilized the minimum value method for pro forma disclosure purposes under the original provisions of SFAS No. 123, Accounting for Stock-based Compensation, disclosures to demonstrate the effect of pro forma compensation cost on net loss and net loss per share for the year ended December 31, 2005 is not appropriate in accordance with SFAS No. 123(R).

The stock-based compensation expense related to employee stock options and restricted stock awards recognized during the year ended December 31, 2005 was $122. Stock-based compensation expense recognized under SFAS No. 123(R) for the years December 31, 2006 and 2007 was $0.3 million and $2.6 million, respectively, before income taxes.

The Company accounts for stock issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Segment Reporting

The Company has determined that it operates in three operating segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group, and the Enerwise Group. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance and allocates the Company’s resources based on these segments. These segments constitute the Company’s three reportable segments.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.

Income taxes associated with the undistributed earnings of a subsidiary are provided for in accordance with APB No. 23, Accounting for Income Taxes—Special Areas, when the Company has sufficient evidence that the subsidiary has invested or will invest the undistributed earnings indefinitely. If it is determined that the undistributed earnings of a subsidiary will be remitted in the foreseeable future, all taxes related to the remittance of such undistributed earnings are provided for in the current period as income tax expense.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, there were no accrued interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of FAS No. 157 to fiscal years beginning after November 15, 2008 for items within the scope of the FSP. Effective for 2008, the Company will adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities. The Company believes the partial adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

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

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Financial Accounting Standards Board No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to SFAS 109. Based on the analysis performed, the Company did not record any unrecognized tax positions as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 141(R) Business Combinations, which revises the previously issued SFAS 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. FAS 160 will be applied prospectively, with a disclosure requirement for existing minority interests to be applied retrospectively. The Company is currently evaluating the potential impact on its consolidated financial statements.

In December 2007, the SEC released SAB No. 110 Year End Help for Expensing Employee Stock Options. SAB No. 110 provides guidance regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R). The staff had stated in SAB No. 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007; however, SAB No. 110 extends the period acceptable, under certain circumstances, beyond December 31, 2007. Historically, the Company has applied the “simplified” method for estimating expected term to those awards that met the “plain vanilla” criteria. The Company expects to continue to do so under the provision of SAB No. 110.

3.	Net Loss Per Share

Net loss per share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options, restricted stock and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the years ended December 31, 2005, 2006 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Year Ended December 31,
	2005	2006	2007
Series A convertible preferred stock	5,200,573	5,200,573	—
Series B convertible preferred stock	2,820,439	2,820,439	—
Series C convertible preferred stock	—	550,000	—
Series A-2 convertible preferred stock	18,038	18,038	—
Subordinated debt convertible to common stock	551,693	551,693	845,189
Contingently issuable shares	—	—	11,945
Unvested restricted stock awards	—	—	96,666
Outstanding options	1,710,756	1,991,105	1,779,852
Outstanding warrant	—	250,000	250,000

Total	10,301,499	11,381,848	2,983,652

4.	Acquisitions

On July 23, 2007, Comverge completed the acquisition of Enerwise Global Technologies, Inc. (“Enerwise”) for $76.2 million in consideration, comprised of $22.3 million in cash, net of cash acquired, which included $23.1 million in consideration paid upon closing and a refund of $0.8 million in consideration due to the Company as a result of the net working capital adjustment preliminary calculation; $17.0 million in subordinated convertible promissory notes payable to Enerwise stockholders; and 1,279,545 shares of Comverge common stock, valued at $36.9 million. In accordance with Emerging Issues Task Force (“EITF”) No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the fair value of Comverge common stock to be issued was determined using an average price of $28.82, which was the average closing price of Comverge common stock for a few days before and after the terms of the merger agreement were agreed to and announced.

In addition, 191,183 shares of Comverge stock are issuable if Enerwise exceeds certain 2008 operating performance results. The additional contingent consideration, should the performance results be exceeded, will be recorded as goodwill if and when earned.

On September 29, 2007, Comverge completed the acquisition of Public Energy Solutions, LLC, Public Electric, Inc. and PES NY, LLC (collectively, “PES”) for $13.3 million in consideration, comprised of $9.0 million in cash, net of cash acquired, which included $9.3 million in consideration paid upon closing, a refund of $1.2 million in consideration due to the Company as a result of the net working capital adjustment preliminary calculation, and $0.9 million in additional consideration payable by the Company as certain 2007 operating performance results were achieved; 3.0 million in subordinated convertible promissory notes payable to PES capital members; and 46,074 shares of Comverge common stock, valued at $1.3 million, of which 34,129 shares were issued upon closing and 11,945 shares are issuable as additional consideration by the Company as certain 2007 operating performance results were achieved. In accordance with EITF No. 99-12, the fair value of Comverge common stock issued upon closing was determined using a price of $32.86.

For 2007, additional contingent consideration based on the achievement of certain operating performance results was earned resulting in additional issuable consideration of $0.9 million and 11,945 shares of our common stock. For 2008, additional consideration can be earned of up $2.2 million and 192,832 shares of our common stock based on the achievement of certain operating performance results.

These acquisitions were completed primarily to allow the Company to expand its electric load reduction services. The Company allocated the purchase prices of the acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excesses of the purchase prices over the fair values were recorded as goodwill. Management believes the goodwill resulting from the PES acquisition will be deductible for tax purposes. The fair values assigned to intangible assets acquired were based on estimates and assumptions determined by management. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives, which represents the most discernible pattern of economic use. The results of operations of each acquisition are included in our results of operations from the closing date of the acquisition. The allocations of the purchase prices are as follows:

	Enerwise	PES
Current assets	$3,894	$2,211
Goodwill	66,944	6,926
Intangible assets:
Acquired technology	2,735	—
Trade names and trademarks	2,758	—
Customer relationships and contracts	8,061	5,585
Non-compete agreements	—	456
Other assets	245	162

Total assets acquired	84,637	15,340
Liabilities assumed	(7,501)	(1,631)

Net assets acquired	$77,136	$13,709

The trade names and trademarks as well as noncompete agreements are indefinite lived. The acquired technology and customer relationships and contracts have useful lives of four to ten years, with a weighted average useful life of approximately 7 years. Goodwill recorded from the PES acquisition is assigned to the Alternative Energy Resources Group. Goodwill recorded from the Enerwise acquisition is assigned to the Enerwise Group.

Any changes to the final determination of working capital adjustments as well as the recording of additional contingent consideration, when and if issued, related to certain 2008 operating performance results will impact the amount of goodwill currently recorded.

The unaudited financial information in the table below summarizes the combined results of operations of Comverge, Enerwise and PES, on a pro forma basis, as though the companies had been combined as of the beginning of each fiscal year. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of each period presented.

	Year Ended December 31,
	2006	2007
Revenue	$52,784	$68,683
Net loss	$(11,991)	$(10,336)
Basic and diluted net loss per share	$(2.62)	$(0.68)

5.	Accounts Receivable, net

Accounts receivable as of December 31, 2006 and 2007 consisted of billed accounts receivable of $5,094 and $9,243, respectively, net of the allowance for doubtful accounts, and unbilled accounts receivable of $642 and $2,951, respectively. Unbilled accounts receivable mainly reflect amounts that the Company will invoice in the next twelve months pursuant to the Company’s contractual right to make future billings under the Alternative Energy Resources Group’s VPC contracts.

6.	Inventory, net

Inventory as of December 31, 2006 and 2007 consisted of the following:

	2006	2007
Raw materials and supplies	$589	$507
Finished goods	759	2,481

Total inventory, net	$1,348	$2,988

7.	Other Current Assets

Other current assets as of December 31, 2006 and 2007 consisted of the following:

	2006	2007
Capitalized public offering costs	$1,731	$—
Prepaid expenses	229	356
Employee termination benefits	252	—
Purchase consideration receivable	—	1,859
Other	207	626

Total other current assets	$2,419	$2,841

8.	Property and Equipment, net

Property and equipment as of December 31, 2006 and 2007 consisted of the following:

	Estimated Useful Life (in years)	2006	2007
Load control equipment	Contract term	$15,608	$20,020
Computer hardware and software	3	1,087	2,857
Office furniture, software and other equipment	5 – 7	967	1,976
Leasehold improvements	Lease term	213	1,237

Property and equipment		17,875	26,090

Accumulated depreciation		(5,470)	(12,079)

Property and equipment, net		$12,405	14,011

Depreciation expense in respect of property and equipment was $1,345, $2,724 and $4,535 for the years ended December 31, 2005, 2006 and 2007, respectively. Of such amounts, $943, $2,361, and $4,069 were included in cost of revenue, and $402, $363, and $466 were included in general and administrative expenses for the years ended December 31, 2005, 2006 and 2007, respectively.

9.	Goodwill and Intangible Assets, net

Changes in the carrying amount of goodwill during the year ended December 31, 2007 consisted of the following:

Goodwill, as of December 31, 2006	$499
Addition due to the acquisition of Enerwise	66,944
Addition due to the acquisition of PES	6,926

Goodwill, as of December 31, 2007	$74,369

Intangible assets, net as of December 31, 2006 and 2007 consisted of the following:

	Estimated Useful Life (in years)	2006			2007
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Acquired technology	3 – 4	$104	$(104)	$—	$2,735	$(302)	$2,433
Patents	4 – 14	328	(133)	195	305	(136)	169
Trade names and trademarks	Indefinite	—	—	—	2,758	—	2,758
Customer relationships and contracts	5 – 10	—	—	—	13,646	(634)	13,012
Non-compete agreements	Indefinite	—	—	—	456	—	456

		$432	$(237)	$195	$19,900	$(1,072)	$18,828

The Company uses the straight-line method of computing amortization expense. Amortization expense for the years ended December 31, 2005, 2006 and 2007 was $24, $24, and $973, respectively. Estimated amortization expense for the next five years is as follows:

Year Ended December 31,
2008	$2,637
2009	2,637
2010	2,637
2011	2,335
2012	1,674
Thereafter	3,694

10.	Accrued Expenses

Accrued expenses as of December 31, 2006 and 2007 consisted of the following:

	2006	2007
Professional fees	$1,070	$1,454
Capacity supply agreement	1,536	581
Employee termination benefits	379	—
Other	1,250	1,941

Total accrued expenses	$4,235	$3,976

11.	Other Current Liabilities

Other current liabilities as of December 31, 2006 and 2007 consisted of the following:

	2006	2007
Customer contract related	$—	$2,596
Payroll, bonus and benefits	764	2,415
Earn-out payable	—	1,007
Other current liabilities	150	1,113

Total other current liabilities	$914	$7,131

12.	Other Liabilities

Other liabilities as of December 31, 2006 and 2007 consisted of the following:

	2006	2007
Accrued compensation	$693	$900
Other	323	1,562

Total other liabilities	$1,016	$2,462

13.	Liability for Employee Termination Benefits

Under Israeli law and labor agreements, one of the Company’s subsidiaries, Comverge Control Systems Ltd., is required to make severance and pension payments to dismissed employees and to employees leaving employment in certain other circumstances. The obligation for severance pay benefits, as determined by the Israeli Severance Pay Law, is based upon length of service and last salary. These obligations are substantially covered by regular deposits with recognized severance pay and pension funds and by the purchase of insurance policies. The pension plans are multi-employer and independent of the Company. Pension and severance costs for the years ended December 31, 2005, 2006 and 2007 was $89, $45, and $13, respectively, and is included in general and administrative expenses.

In November, 2007, the Company notified the remaining employees of its subsidiary of its intent to close the Israeli office. The office was closed and all employees were released as of December 31, 2007. Included in accrued expenses is the Company’s liability for employee termination benefits of $379 of December 31, 2006. The Company has not accrued a liability for employee termination benefits as of December 31, 2007.

14.	Long-Term Debt

The Company maintains a senior credit facility (“senior loan agreement”) with a United States commercial bank. On September 24, 2004, the Company modified the senior loan agreement to (i) increase the revolving line of credit amount to $7,000, (ii) increase the letter of credit sublimit to $3,000 and (iii) extend the maturity date of the senior loan agreement to September 15, 2007. On January 11, 2007, the Company amended the senior loan agreement to modify certain terms and conditions including (i) a release of the lien on all assets of Alternative Energy Resources, Inc. (“AER”), (ii) extending the maturity date of the senior loan agreement from September 15, 2007 to March 15, 2008, (iii) reducing the facility amount from $7,000 to $4,000, and (iv) reducing the quick ratio financial covenant from 1.25 times to 0.75 times until the earlier of an initial public offering or April 15, 2007. On May 7, 2007, the Company amended the senior loan agreement to increase the quick ratio to 2.00 times and modify the reporting requirements to quarterly from monthly. The senior loan agreement, as amended, bears interest at either prime plus 2.0 percent or prime plus 2.75 percent per annum, depending on the Company’s performance under a financial covenant contained in the agreement. Interest of $48 was paid on the senior loan agreement for the year ended December 31, 2007. The senior loan agreement is collateralized by substantially all of the assets of the Company not related to AER. Borrowings under the senior loan agreement can be requested, from time to time, up to an amount that, based on a formula, includes (i) up to 80 percent of eligible receivables and (ii) eligible inventory limited to the lesser of (A) 25 percent of fair market value, (B) 80 percent of net orderly liquidation value, (C) $500 or (D) 25% of the aggregate eligible accounts receivable outstanding. As of December 31, 2007, the Company had no borrowings under the senior loan agreement and borrowing availability under the senior loan agreement of approximately $3,800.

In January 2007, AER entered into a credit agreement with General Electric Capital Corporation (“GECC”) to provide it with up to $40 million of borrowings to fund capital expenditures related to VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit sublimit of $3.0 million for total availability of $40 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Interest of $357 was paid on the credit agreement for the year ended December 31, 2007. Borrowings under this credit agreement are collateralized by all of AER’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. As of December 31, 2007, there was $4,437 of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $34.2 million.

On June 10, 2005, the Company entered into a $4,000 subordinated convertible debt agreement (“Convertible Debt”) with a U.S.-based lender with a maturity date of June 2010. The Convertible Debt bears interest at three percent plus the three-month LIBOR rate. The Convertible Debt requires payment of interest only provided that the Company meets or exceeds certain pro forma revenue targets calculated on a quarterly basis during the term. If the Company does not meet or exceed such revenue targets, at the option of the lender, the Convertible Debt will amortize ratably over a two-year period or such lesser period as remains until the maturity date. No principal payments have been required to date and none are expected to be paid during 2008. On April 4, 2007, the Company amended the agreement to allow the holder of the Convertible Debt to convert a portion of the principal, or the principal as originally provided in the agreement, into the Company’s common stock at a price of $7.24 per share at any time during its term. Subsequent to the amendment, the holder of the Convertible Debt converted a principal balance of $2,100 to 290,054 shares during 2007. The principal amount of the Convertible Debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the Convertible Debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the results to the repayment date at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender has been provided a non-detachable warrant to purchase shares of common stock calculated by dividing the outstanding principal balance by a price per share of $7.24, or 262,430 shares as of December 31, 2007. The Convertible Debt is collateralized by a second lien on substantially all of the assets of the Company and is subordinated in right of payment to the senior loan agreement. In conjunction with the entering into the GE Credit Facility, the Company entered into an amendment whereby the lender of the Convertible Debt agreed to subordinate its liens against AER assets to the liens of the credit agreement with GECC. As of December 31, 2007, the outstanding balance was $1,900.

In connection with the acquisition of Enerwise, the Company issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bear interest at a rate of 5.5% per annum and mature on April 1, 2009. Interest payments on the notes will be made quarterly. The notes are convertible into shares of common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $33.44 which represents 125% of the average closing price of common stock for the 20 trading days immediately prior to the execution of the Enerwise purchase agreement. Based on the note conversion price of $33.44 per share, the notes are convertible into an aggregate of up to 508,373 shares of our common stock.

In connection with the acquisition of PES, the Company issued a series of subordinated convertible promissory notes in the aggregate principal amount of $3.0 million. The notes bear interest at a rate of 5.5% per annum and will mature on March 29, 2009. Interest payments on the notes will be made quarterly. The notes are convertible into 74,386 shares of common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $40.33, which is equal to 125% of the average closing price of common stock for the trading days commencing September 18, 2007, and ending October 12, 2007.

Long-term debt as of December 31, 2006 and 2007 consisted of the following:

	2006	2007
Senior loan agreement with a U.S. bank, collateralized by substantially all of the Company’s assets not related to AER, maturing in March 2008, interest payable at a variable rate (9.50% as of December 31, 2007)	$1,000	$—
Credit agreement with a U.S. corporation, collateralized by all of Alternative Energy Resources, Inc.’s assets, expiring January 2014, interest payable at a variable rate (7.45% as of December 31, 2007)	—	4,437
Subordinated convertible debt, collateralized by a second lien on substantially all of the Company’s assets not related to AER, maturing in June 2010, interest payable monthly at a variable rate of interest (8.37% and 7.70% as of December 31, 2006 and 2007, respectively)	4,000	1,900
Subordinated convertible promissory notes, maturing in March and April 2009, interest payable quarterly at 5.5% per annum issued in connection with the acquisitions of Enerwise and PES	—	20,000

Total debt	$5,000	$26,337

15.	Income Taxes

Income tax expense attributable to loss from continuing operations at December 31, 2007 consists of the following:

	Current	Deferred	Total
U.S. Federal	$—	$56	$56
State and local	83	8	91
Foreign jurisdiction	—	—	—

Total	$83	$64	$147

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2005	2006	2007
Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense (net of federal benefit)	3.7%	(0.9)%	(0.8)%
Other	(1.3)%	(3.2)%	(3.0)%
Valuation allowance	(36.4)%	(30.7)%	(32.1)%

Effective tax rate	0.0%	(0.8)%	(1.9)%

Deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2005	2006	2007
Deferred tax assets:
Net operating loss carryforwards	$14,014	$13,202	$28,712
Other	795	874	2,388

Gross deferred income tax assets	14,809	14,076	31,100
Less: valuation allowance for deferred income tax assets	(14,080)	(13,169)	(26,693)

	729	907	4,407
Deferred tax liabilities:
Intangible amortization	—	—	(5,007)
Other	(729)	(953)	(558)

Net deferred income tax liabilities	$—	$(46)	$(1,157)

As of December 31, 2007, the company had a net deferred tax liability of $1,157 including a deferred tax liability of $5,127 related to nondeductible intangible assets acquired as a part of the Enerwise acquisition. For the year ended December 31, 2007, the company recorded deferred tax expense of $64 related to the amortization of tax deductible intangible assets of $6,560.

As of December 31, 2007, the company had provided a valuation allowance of $26,693 on its net deferred tax assets excluding the deferred tax liability related to nondeductible indefinite-lived intangible assets and tax deductible intangible assets because the realization of future tax benefits, in the judgment of management, are not more likely than not to be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Based on the level of historical taxable income and projections of future taxable income over the periods for which the deferred tax assets are deductible, management believes that it is more likely than not that the company will realize the benefits of these deductible differences, net of the valuation allowance as of December 31, 2007. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced during the carryforward period.

The Company’s net operating carryforwards at December 31, 2007 included $13.6 million in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital as realized.

The Company has federal, state, and foreign net operating loss carryforwards of approximately $74,042, $59,245 and $3,722, respectively, as of December 31, 2007. The federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards began expiring in 2007. The above net operating losses reflect a limitation set forth by section 382 of the Internal Revenue Code due to prior ownership changes.

As of January 1, 2007 and December 31, 2007, the Company had determined no liabilities for uncertain tax positions should be recorded. The tax years ended December 31, 2004, 2005, and 2006 remain open for audit based on the statute of limitations.

16.	Commitments and Contingencies

Operating Leases

Rental lease expenses for the years ended December 31, 2005, 2006 and 2007 were $751, $689 and $1,014, respectively. Estimated future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2007 were as follows:

Year Ended December 31,
2008	$1,445
2009	1,203
2010	777
2011	699
2012	396
Thereafter	4

Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2005, 2006 or 2007.

Royalties

The Company’s subsidiary, Comverge Control Systems Ltd., was obligated to pay royalties to the Government of Israel on proceeds from the sale of certain products that incorporate intellectual property developed in whole or in part through grants from the Chief Scientist of the State of Israel (“Chief Scientist”). Royalties are payable at a rate of 4.5 percent of the annual sales of such products. Royalties payable under this arrangement are not to exceed the original amount of the grants, which was $595. As of December 31, 2007, the maximum amount payable on the future sale of products, if any, was approximately $386. As the Company has ceased operations, plans to close the subsidiary and does not expect any revenue from the sale of such products, the Company intends to notify the Chief Scientist that it does not foresee paying any additional royalties under the grant.

Guarantees

The Company typically grants customers a limited warranty that guarantees that its products will substantially conform to its current specifications for 90 days related to software products and one year related to hardware products from the delivery date. The Company also indemnifies its customers from third-party claims of intellectual property infringement relating to the intended use of its products. Standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, the Company indemnifies and agrees to pay any judgment or settlement relating to a claim. The Company accounts for these clauses under FASB Staff Position FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. There were no liabilities recorded for these agreements as of December 31, 2006 and 2007.

The Company has guaranteed the electrical capacity it has committed to deliver pursuant to certain long-term contracts of its Alternative Energy Resources Group. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees collateralized during the year ended December 31, 2006 and 2007 were $0 and $2.1 million, respectively.

17.	Stockholders’ Equity

Public Offerings

In April 2007, the Company completed an initial public offering of 5,300,000 shares of common stock. Aggregate proceeds from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In December 2007, the Company completed a secondary public offering of 4,000,000 shares of common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by selling stockholders. Aggregate proceeds from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses.

Common Stock

Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors. The holders of common stock, voting as a separate class, are entitled to elect two members of the Board of Directors, one of whom shall serve as the Chief Executive Officer of the Company, at each meeting or pursuant to each consent of the Company’s stockholders for the election of directors, and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors.

Convertible Preferred Stock

Prior to 2006, the Company sold to investors (i) 5,200,573 shares of its Series A convertible preferred stock (“Series A Preferred”) for $21,438, (ii) 18,038 shares of its Series A-2 convertible preferred stock (“Series A-2 Preferred”) for $100, and (iii) 2,820,439 shares of its Series B convertible preferred stock (“Series B Preferred”) for $13,602.

In March 2006, the Company sold to investors 550,000 shares of Series C convertible preferred stock (“Series C Preferred”) for $5,411, net of issuance costs of $89.

Concurrent with the closing of the initial public offering on April 18, 2007, all of the Company’s then outstanding Series A preferred stock, Series B preferred stock, Series C preferred stock and Series A-2 preferred stock (collectively, the “Preferred Stock”) converted on a one share for one share basis to common stock. The number of shares converted was 5,200,573, 2,820,439, 550,000 and 18,038 of Series A, Series B, Series C and Series A-2 preferred stock, respectively.

Prior to the conversion, the Preferred Stock was convertible into the Company’s common stock on a one-for-one basis subject to certain adjustments to affect anti-dilution rights. In any election of directors, the holders of Preferred Stock, voting as a separate class, were entitled to elect three members of the Board of Directors and to remove from office such directors and to fill any vacancy caused by the resignation, death or removal of such directors. In the event the Company declared and paid any dividend on its common stock other than stock or other dividends payable solely in shares of common stock, the Company would have also paid to the holders of Preferred Stock the dividends that would have been payable had all of the outstanding Preferred Stock been converted to common stock immediately prior to the record date of the dividend. In the event of a liquidation, dissolution or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any Preferred Stock at the time outstanding would be entitled to be paid a preferential amount per share to any payment to holders of common stock.

Stock Warrants

In June 2005, in conjunction with the Convertible Debt financing, the Company issued a warrant to the lender equal to the outstanding principal balance converted to Series B Preferred based on a price of $7.24 per share. Upon the initial public offering, the warrant became convertible into common stock at the same conversion price. The warrant is exercisable only if the Company prepays the principal amount of the Convertible Debt. As a result, the warrant is not detachable from the Convertible Debt. In accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the securities are substantially equivalent and not accounted for separately. The warrant will expire in June 2010 or earlier upon the conversion of any portion of the principal amount of the Convertible Debt into shares of the Company. As of December 31, 2007, 262,430 shares remain convertible if the Company were to prepay the outstanding balance of the debt.

In February 2006, a significant investor in the Series C Preferred entered into a strategic marketing and development agreement with the Company (“Agreement”). As part of the Agreement, the investor was given a warrant to purchase 250,000 shares of Series C Preferred for $15.00 per share. The warrant is exercisable only if the investor meets defined performance milestones. Since there are no disincentives for nonperformance for the investor, in accordance with EITF No. 96-18, the warrant is not measured until such time as performance is complete. The performance milestones have not been attained. Accordingly, the Company has recorded no amounts related to the warrant as of December 31, 2007. The warrant was amended in April 2007 to provide for conversion of the shares into common stock at the same conversion price per share.

18.	Stock-Based Compensation

The Company’s 2006 Long-Term Incentive Plan (“2006 LTIP”), as amended September 2007, provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than ten years. The purchase price must be paid in cash. Stock awards are granted with service vesting requirements, performance vesting conditions, or both. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 4,156,037. As of December 31, 2007, the Company had 1,799,852 issued and outstanding options. Options expire between five and ten years from the date of grant. The options generally vest over a one to four-year period from the date of grant. As of December 31, 2007, 990,422 options were available for grant under the 2006 LTIP.

The expense related to stock options recognized under SFAS No. 123(R) for the year ended December 31, 2007 was $2,254. Of such amount, $2,242 related to stock option grants made to employees and members of the Board of Directors. The remaining $12 related to stock option grants made to non-employee service providers. A summary of the Company’s stock option activity for the years ended December 31, 2005, 2006 and 2007, as well as changes during the year then ended, is presented below:

	2005		2006		2007
	Number of Options (in Shares)	Weighted Average Exercise Price	Number of Options (in Shares)	Weighted Average Exercise Price	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at beginning of year	1,300,497	$1.90	1,710,756	$1.60	1,991,105	$2.10	$0.58 – $10.88
Granted	467,253	0.74	771,408	3.04	975,986	23.59	$11.24 – $34.23
Exercised	(387)	2.04	(408,867)	1.54	(1,022,738)	1.98	$0.58 – $18.00
Cancelled	—	—	(28,643)	4.82	(526)	4.66	$0.82 – $18.00
Forfeited	(56,607)	1.08	(53,549)	2.04	(143,975)	9.66	$0.74 – $34.23

Outstanding at end of year	1,710,756	1.60	1,991,105	2.10	1,799,852	13.44	$0.58 - $ 34.23

Exercisable at end of year	954,490	$1.96	926,680	$1.96	439,297	$5.86	$0.58 - $ 33.72

At December 31, 2007, the intrinsic value of outstanding and exercisable options is approximately $32,126 and $11,259, respectively. The intrinsic value of outstanding options approximates the intrinsic value of options expected to vest.

	Outstanding as of December 31, 2007			Exercisable as of December 31, 2007
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)
$0.58 - $0.82	562,616	4.4	$0.74	209,884	$0.68
$2.40 - $3.18	120,544	3.5	2.73	87,356	2.56
$4.00	71,209	5.1	4.00	34,428	4.00
$8.00	45,564	5.8	8.00	11,345	8.00
$10.34 - $11.24	64,710	5.6	10.73	11,906	10.73
$14.10	18,250	6.2	14.10	—	14.10
$18.00	540,996	6.1	18.00	58,093	18.00
$23.54 - $34.23	375,963	6.3	32.23	26,285	30.12

	1,779,852	5.4	$13.44	439,297	$5.86

Of the stock options outstanding as of December 31, 2007, 1,630,652 options were held by employees, 73,513 options were held by members of the Board of Directors and 75,687 options were held by non-employee service providers. During the year ended December 31, 2007, proceeds received from the exercise of 1,022,738 options was $1,319. The intrinsic value of options exercised during December 31, 2007 was approximately $20.3 million. For the year ended December 31, 2007, stock options were granted with exercise prices ranging from $11.24 per share to $34.23 per share.

The Company utilized the Black-Scholes option pricing model to estimate fair value. The weighted average grant date fair value for option grants awarded during the year was $1.05 and $13.84 for the years ended December 31, 2006 and 2007, respectively. We utilized the following assumptions for the respective years (weighted averages based on grants during the period):

	2006	2007
Risk-free interest rate	4.63%	4.59%
Expected term of options, in years	4.5	4.5
Expected annual volatility	90.0%	70.0%
Expected dividend yield	0.0%	0.0%

Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Because we do not have a sufficient history to estimate the expected term, the Company uses SAB No. 107’s simplified method for estimating expected term. The simplified method is based on vesting-tranches and the contractual life of each grant. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

During 2006, the Company granted 3,868 shares of restricted common stock to a member of the Board of Directors. The award vests quarterly over four years. The fair value of the shares on the date of issuance was $40. During 2007, the Company granted 100,135 shares of restricted common stock to employees and members of the Board of Directors. Of the 100,135 awards granted during 2007, 97,905 shares were outstanding as of December 31, 2007. The awards vest over a three to four-year period, depending on the terms of the award. The fair value of the shares on the date of issuance was $2,460. The Company recorded $298 of compensation expense related to restricted stock awards. Of the 2006 and 2007 restricted common stock awards, approximately 3,000 shares were vested as of December 31, 2007. The intrinsic value of vested restricted common stock awards was approximately $130 as of December 31, 2007.

The Company recorded $2,552 of stock-based compensation expense related to vested stock-based incentive awards to employees, directors and non-employees in the year ended December 31, 2007. The remaining amount of $14,565 to be recognized as compensation expense for such unvested stock options as of December 31, 2007 is as follows:

Twelve Months Ending December 31,
2008	$4,978
2009	4,007
2010	3,745
2011	1,835

$14,565

19.	Segment Information

As of December 31, 2007, the Company has three operating and reportable segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities under long-term contracts, either through demand response or base load efficiency. The Alternative Energy Resources Group also provides utilities program management and marketing services on an outsourced basis. The Enerwise Group provides energy infrastructure management, demand response and renewable energy services and technologies that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs. Only operations of the historical Enerwise entity are included in the Enerwise Group segment, from the date of acquisition by the Company.

Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Alternative Energy Resources Group purchases demand response hardware and software from the Smart Grid Solutions Group. All inter-operating segment revenues are eliminated in consolidation. Substantially all of our revenues are generated with domestic customers. Smart Grid Solutions Group product and service cost of revenue include materials, labor and overhead. Within the Alternative Energy Resources Group, cost of revenue is based on operating costs of the demand response networks, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network, and build-out costs of the base load efficiency networks, primarily lighting costs and installation services related to energy efficiency upgrades . Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

Corporate operating expenses, interest income, interest expense and other income (expense) are not allocated to the operating segments nor included in the measure of segment profit or loss. The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

The following tables show operating results for each of the Company’s operating segments:

	Year Ended December 31, 2005
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$17,650	$8,778	$—	$—	$(3,077)	$23,351
Cost of revenue	12,298	2,414	—	—	(2,823)	11,889

Gross profit	5,352	6,364	—	—	(254)	11,462
Operating expenses
General and administrative expenses	5,435	3,842	—	2,067	—	11,344
Marketing and selling expenses	1,892	4,121	—	914	—	6,927
Research and development expenses	1,094	—	—	—	—	1,094
Amortization of intangible assets	—	—	—	24	—	24

Total operating expenses	8,421	7,963	—	3,005	—	19,389

Operating loss	(3,069)	(1,599)	—	(3,005)	(254)	(7,927)
Other/interest expense (income), net	—	—	—	54	—	54

Loss before income taxes	$(3,069)	$(1,599)	$—	$(3,059)	$(254)	$(7,981)

	Year Ended December 31, 2006
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$17,958	$17,557	$—	$—	$(1,642)	$33,873
Cost of revenue	11,339	6,958	—	—	(1,400)	16,897

Gross profit	6,619	10,599	—	—	(242)	16,976
Operating expenses
General and administrative expenses	4,490	4,889	—	4,531	—	13,910
Marketing and selling expenses	2,213	4,619	—	1,080	—	7,912
Research and development expenses	790	—	—	—	—	790
Amortization of intangible assets	—	—	—	24	—	24

Total operating expenses	7,493	9,508	—	5,635	—	22,636

Operating loss	(874)	1,091	—	(5,635)	(242)	(5,660)
Other/interest expense (income), net	—	—	—	454	—	454

Loss before income taxes	$(874)	$1,091	$—	$(6,089)	$(242)	$(6,114)

	Year Ended December 31, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$20,673	$27,956	$8,746	$—	$(2,213)	$55,162
Cost of revenue	12,440	11,632	6,415	—	(1,669)	28,818

Gross profit	8,233	16,324	2,331	—	(544)	26,344
Operating expenses
General and administrative expenses	5,330	7,420	1,932	7,390	—	22,072
Marketing and selling expenses	2,200	5,080	574	1,977	—	9,831
Research and development expenses	997	—	—	—	—	997
Amortization of intangible assets	—	279	658	36	—	973

Total operating expenses	8,527	12,779	3,164	9,403	—	33,873

Operating (loss) income	(294)	3,545	(833)	(9,403)	(544)	(7,529)
Other/interest expense (income), net	20	546	(47)	(1,591)	—	(1,072)

(Loss) income before income taxes	$(314)	$2,999	$(786)	$(7,812)	$(544)	$(6,457)

20.	Related Party Transactions

An affiliate of AEI charged the Company’s Israeli subsidiary, Comverge Control Systems Ltd., $138, $112, and $75, respectively, in the years ended December 31, 2005, 2006 and 2007. Such charges were in consideration of providing office space and certain accounting and administrative services, which amounts are included in general and administrative expense. With the significant headcount reductions completed as of December 31, 2006, the Company utilized less office space and renegotiated the cost sharing terms under which AEI provided such services, effective July 1, 2006. As of December 31, 2007, the Company has ceased operations of Comverge Control Systems Ltd.

The Company entered into a restated communicating thermostat co-development and supply agreement dated as of June 1, 2005 with a holder of the Company’s Series A Preferred and Series B Preferred, or common stock subsequent to the conversion of all outstanding preferred stock upon completion of the initial public offering in April 2007. Pursuant to the agreement, such stockholder has agreed to develop one or more customized thermostats to be combined with the Company’s communication interfaces. The Company has agreed to pay such stockholder a specified amount for co-development expenses with respect to each customized thermostat model and a specified price for each unit produced. For the years ended December 31, 2005, 2006, and 2007, the Company paid such stockholder $1,308, $2,150, and $2,561, respectively.

In February 2006, a significant investor in the Series C Preferred entered into a strategic marketing and development agreement with the Company (“Agreement”). As part of the Agreement, the investor was given a warrant to purchase 250,000 shares of Series C Preferred for $15.00 per share. Effective with the close of the initial public offering in April 2007, the warrant became exercisable for shares of our common stock on a one share for one share basis. The warrant is exercisable only if the investor meets defined performance milestones as specified in the warrant. To date, the performance milestones have not been met. The warrant expires upon the earliest August 12, 2008 or, upon a change of control as defined in the warrant.

The lender of the Convertible Debt became a stockholder of the Company in March 2006 by investing in the Series C Preferred. Effective with the closing of the initial public offering in April 2007, all outstanding shares of preferred stock were converted on a one share for one share basis to common stock. For the years ended December 31, 2006 and 2007, the Company made interest payments on the Convertible Debt of $326 and $290, respectively.

An executive officer of the Company held approximately 4% of the subordinated convertible promissory notes outstanding balance as of December 31, 2007.

21.	Subsequent Events

In February 2008, the Company executed an additional long-term base load contract with an existing customer. In conjunction with the contract, three prior contracts were amended to provide for a lower rate of liquidating damages, should the Company fail to maintain certain committed capacity as outlined in each contract.

On March 14, 2008, the holder of the subordinated convertible debt converted the remaining $1.9 million outstanding balance for 262,430 shares of common stock. The non-detachable warrant related thereto terminated pursuant to its terms.

22.	Quarterly Financial Information (Unaudited)

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2006 and 2007. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended in 2006				Quarter Ended in 2007
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	(in thousands, except per share amounts)
Quarterly Statement of Operations Data:
Total revenues	$5,867	$3,671	$3,213	$21,122	$5,735	$4,619	$10,008	$34,800
Cost of revenues	3,236	2,167	2,168	9,326	3,594	2,546	6,880	15,798

Gross profit	2,631	1,504	1,045	11,796	2,141	2,073	3,128	19,002
General and administrative expenses	3,153	3,860	3,496	3,401	4,222	4,513	5,722	7,615
Marketing and selling expenses	1,961	2,394	1,734	1,823	1,899	2,163	2,687	3,082
Research and development expenses	213	258	166	153	273	356	190	178
Amortization of intangible assets	12	4	4	4	23	5	280	665

Operating profit (loss)	(2,708)	(5,012)	(4,355)	6,415	(4,276)	(4,964)	(5,751)	7,462
Interest and other expense (income), net	75	105	157	117	232	(600)	(462)	(242)

Earnings (loss) before income taxes	(2,783)	(5,117)	(4,512)	6,298	(4,508)	(4,364)	(5,289)	7,704
Provision for income taxes	—	33	—	13	7	7	7	126

Net income (loss)	$(2,783)	$(5,150)	$(4,512)	$6,285	$(4,515)	$(4,371)	$(5,296)	$7,578

Net income (loss) per share (basic)	$(0.89)	$(1.61)	$(1.39)	$1.82	$(1.25)	$(0.29)	$(0.28)	$0.38

Net income (loss) per share (diluted)	$(0.89)	$(1.61)	$(1.39)	$0.46	$(1.25)	$(0.29)	$(0.28)	$0.36

Schedule II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Deducted from asset accounts
Year ended December 31, 2005
Allowance for doubtful accounts	$—	$60	$—	$—	$60
Allowance for inventory obsolescence	45	355	—	—	400
Valuation allowance on net deferred tax assets	11,273	—	2,807	—	14,080

	$11,318	$415	$2,807	$—	$14,540

Deducted from asset accounts
Year ended December 31, 2006
Allowance for doubtful accounts	$60	$133	$—	$80	$113
Allowance for inventory obsolescence	400	94	—	210	284
Valuation allowance on net deferred tax assets	14,080	—	—	911	13,169

	$14,540	$227	$—	$1,201	$13,566

Deducted from asset accounts
Year ended December 31, 2007
Allowance for doubtful accounts	$113	$125	$86	$—	$324
Allowance for inventory obsolescence	284	(135)	—	—	149
Valuation allowance on net deferred tax assets	13,169	—	13,140	—	26,309

	$13,566	$(10)	$13,226	$—	$26,782

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this Annual Report on Form 10-K. Except for the information set forth in “Executive Officers” of the end of Part I, Item 1, the information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report of Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2008.

Comverge Inc.

By:	/S/ ROBERT M. CHISTE
Robert M. Chiste
Chairman of the Board of Directors, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert M. Chiste and Michael D. Picchi, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERT M. CHISTE Robert M. Chiste	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 25, 2008

/S/ MICHAEL D. PICCHI Michael D. Picchi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2008

/S/ WILLIAM J. GREALIS William J. Grealis	Director	March 25, 2008

/S/ ROBERT F. MCCULLOUGH Robert F. McCullough	Director	March 25, 2008

/S/ R. BLAKE YOUNG R. Blake Young	Director	March 25, 2008

/S/ NORA MEAD BROWNELL Nora Mead Brownell	Director	March 25, 2008

/S/ ALEC G. DREYER Alec G. Dreyer	Director	March 25, 2008

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
2.1		Agreement and Plan of Merger by and among the Company, Comverge Eagle Inc., Enerwise Global Technologies, Inc. and Stockholders’ Representatives as defined therein, dated June 27, 2007	Current Report on Form 8-K (File No. 001-33399)	June 27, 2007

2.2		Equity Purchase Agreement between Comverge, Inc. and Keith and Lori Hartman, dated September 29, 2007	Current Report on Form 8-K (File No. 001-33399)	October 4, 2007

3.1		Fifth Amended & Restated Certificate of Incorporation of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007

3.2		Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007

3.3		Amendment No. 1 to Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	January 4, 2008

4.1		Specimen Common Stock Certificate	Registration Statement on Form S-1 (File No. 137813)	February 8, 2007

4.2		Amended and Restated Registration Rights Agreement, dated October 16, 2007	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

4.3		Amended and Restated Warrant between the Company and Partners for Growth, L.P. dated April 4, 2007	Registration Statement on Form S-1 (File No. 333-137813)	April 5, 2007

4.5		Amended and Restated Warrant to Purchase Series C Preferred Stock, between the Company and Air Products and Chemicals, Inc., effective April 4, 2007	Registration Statement on Form S-1 (File No. 333-146837)	April 9, 2007

10.1	†	Advanced Energy Management Agreement between the Company and Gulf Power Company, dated September 16, 1996	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.2	†	Contract between the Company and PacifiCorp dated March 26, 2003.	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.3	†	Demand Response Capacity Agreement between the Company and San Diego Gas & Electric Company, dated October 6, 2003	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.4	†	Agreement for Supplemental Installed Capacity—Southwest Connecticut between the Company and ISO New England, Inc., dated April 13, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.5	†	Agreement for Supplemental Installed Capacity—Southwest Connecticut between the Company and Pinpoint Power LLC, effective June 1, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.6	†	Purchased Contract between the Company and the City of Austin, TX dated November 16, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.7		Loan and Security Agreement between the Company, its wholly owned subsidiary, 6D Comverge, Inc. and Partners for Growth LLP, dated June 8, 2005	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.8	†	Strategic Development and Marketing Agreement between the Company and Air Products and Chemicals, Inc., dated February 14, 2006	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.9	†	Supply Agreement between the Company and Telco Solutions III, LLC, effective September 27, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.10	†	Restated Communicating Thermostat Co-Development and Supply Agreement between the Company and White-Rodgers Division of Emerson Electric Co., effective March 8, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.11	©	Form of Stock Option Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.12	©	Form of Notice of Stock Option Grant	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.13	©	Notice of Anti-Dilution Stock Option Grant, Frank A. Magnotti, dated 11/13/2001	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.14	©	Option Agreement, Robert M. Chiste, dated 9/1/2001	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.15	©	Form of Stock Issuance Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.16	©	Form of Non-qualified Stock Option Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.17	©	Form of Restricted Stock Grant Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.18		Form of Indemnification Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

10.19		Sixth Amendment to Loan and Security Agreement between the Company and Silicon Valley Bank, dated 1/11/2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

10.20		Letter Agreement between the Company and Partners for Growth, L.P., dated January 10, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

10.21		Credit Agreement between the Company, its wholly-owned subsidiaries and General Electric Capital Corporation, dated January 18, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

10.22		2007 Non-employee Director Compensation Plan	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

10.23		Second Amendment to Demand Response Capacity Delivery Agreement between the Company and San Diego Gas & Electric Company, effective January 19, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

10.24	†	Demand Response Capacity Delivery Agreement between the Company and Public Service Company of New Mexico, dated January 31, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	April 5, 2007

10.25	†	Demand Response Capacity Delivery Agreement between the Company and Pacific Gas and Electric Company, dated February 25, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	March 5, 2007

10.26		Loan Modification Agreement between the Company and Partners for Growth, L.P., dated April 4, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	April 5, 2007

10.27		Amendment No. 1 to Strategic Development and Marketing Agreement between the Company and Air Products and Chemicals, Inc., dated April 4, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	April 9, 2007

10.28		Delivered Demand Reduction Agreement between the Company and Nevada Power Company, dated May 2, 2007	Quarterly Report on Form 10-Q (File No. 001-33399)	August 14, 2007

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.29	†	Demand Response Resource Purchase Agreement between Southern California Edison and the Company’s subsidiary, Alternative Energy Resources, Inc., dated October 16, 2007	Current Report on Form 8-K (File No. 001-33399)	October 22,2007

10.30	†	Direct Load Control Agreement between The Connecticut Light and Power Company and the Company’s subsidiary, Alternative Energy Resources, Inc., dated October 4, 2007	Current Report on Form 8-K (File No. 001-33399)	October 22, 2007

10.31	©	Executive Employment Agreement, Frank A. Magnotti, dated October 11, 2007	Registration Statement on Form S-1 (File No. 001-33399	October 22, 2007

10.32	©	Executive Employment Agreement, Edward G. Myszka, dated October 11, 2007	Registration Statement on Form S-1 (file No. 001-33399)	October 22, 2007

10.33	©	Executive Employment Agreement, Michael D. Picchi, dated October 11, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007

10.34	©	Executive Employment Agreement, T. Wayne Wren, dated October 11, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007

10.35	©	Amended and Restated Comverge, Inc. 2006 Long Term Incentive Plan, effective September 24, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007

10.36		Amended and Restated Registration Rights Agreement, dated October 16, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007

10.37		Form of Subordinated Convertible Promissory Note, July 23, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007

10.38		Form of Subordinated Convertible Promissory Note, September 29, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007

10.39	†	Direct Load Control Delivery Agreement between The Connecticut Light and Power Company and the Company’s subsidiary, Alternative Energy Resources, Inc., dated October 4, 2007	Current Report on Form 8-K (File No. 001-33399)	October 31, 2007

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.40	†	Amendment No. 1 to Direct Load Control Delivery Agreement between The Connecticut Light and Power Company and the Company’s subsidiary, Alternative Energy Resources, Inc., dated December 5, 2007	Current Report on Form 8-K (File No. 001-33399)	December 6, 2007

10.41	©	Executive Employment Agreement, Dean Musser, dated June 27, 2007	Registration Statement on Form S-1 (File No. 001-33399)	November 6, 2007

10.42	©	Executive Employment Agreement, Robert M. Chiste, dated February 18, 2008	Current Report on Form 8-K (File No. 001-33399)	February 19, 2008

21	*	List of subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.