Form 10-Q
period 2008-03-31
Comverge, Inc.
filed 2008-05-13
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

There were 21,819,004 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on May 5, 2008.

Comverge, Inc.

PART I – FINANCIAL INFORMATION

Item 1:	Financial Statements

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$34,560	$39,755
Restricted cash	5,073	2,151
Marketable securities	26,937	33,174
Accounts receivable, net	14,250	12,194
Inventory, net	2,769	2,988
Deferred costs	3,007	1,615
Other current assets	2,956	2,841

Total current assets	89,552	94,718
Restricted cash	214	214
Property and equipment, net	15,839	14,011
Intangible assets, net	18,180	18,828
Goodwill	74,369	74,369
Other assets	958	1,005

Total assets	$199,112	$203,145

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,107	$4,571
Deferred revenue	9,198	4,340
Accrued expenses	3,929	3,976
Current portion of long-term debt	3,000	—
Other current liabilities	4,988	7,131

Total current liabilities	24,222	20,018
Long-term liabilities
Deferred revenue	1,019	1,697
Long-term debt	23,323	26,337
Other liabilities	2,717	2,462

Total long-term liabilities	27,059	30,496
Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 15,000,000 shares; no shares issued and outstanding as of March 31, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 21,819,031 and outstanding 21,818,789 shares as of March 31, 2008 and 20,893,336 issued and outstanding shares as of December 31, 2007	22	21
Additional paid-in capital	215,396	211,403
Common stock held in treasury, at cost, 242 and no shares as of March 31, 2008 and December 31, 2007, respectively	(3)	—
Accumulated deficit	(67,647)	(58,824)
Accumulated other comprehensive income	63	31

Total stockholders’ equity	147,831	152,631

Total liabilities and stockholders’ equity	$199,112	$203,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue
Product	$3,202	$4,079
Service	7,251	1,656

Total revenue	10,453	5,735
Cost of revenue
Product	2,040	2,777
Service	4,005	817

Total cost of revenue	6,045	3,594

Gross profit	4,408	2,141
Operating expenses
General and administrative expenses	8,326	4,222
Marketing and selling expenses	4,000	1,899
Research and development expenses	368	273
Amortization of intangible assets	656	23

Operating loss	(8,942)	(4,276)
Interest and other expense (income), net	(211)	232

Loss before income taxes	(8,731)	(4,508)
Provision for income taxes	92	7

Net loss	$(8,823)	$(4,515)

Net loss per share
Basic and diluted	$(0.42)	$(1.25)

Weighted average number of shares used in computation	20,873,479	3,602,912

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net loss	$(8,823)	$(4,515)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	175	118
Amortization of intangible assets	656	23
Stock-based compensation	1,853	125
Amortization of debt issuance costs	47	56
Accretion of marketable securities	(131)	—
Other	169	—
Changes in operating assets and liabilities
Accounts receivable, net	(2,224)	(1,305)
Inventory, net	(888)	(155)
Prepaid expenses, deferred costs and other assets	(700)	(1,848)
Accounts payable	(1,464)	91
Accrued expenses and other liabilities	(2,055)	1,225
Deferred revenue	4,180	3,692

Net cash used in operating activities	(9,205)	(2,493)
Cash flows from investing activities
Change in restricted cash	(2,922)	—
Purchases of marketable securities	(10,380)	—
Maturities of marketable securities	16,780	—
Purchases of property and equipment	(1,439)	(800)

Net cash provided by (used in) investing activities	2,039	(800)
Cash flows from financing activities
Proceeds from exercises of stock options	189	154
Borrowings under credit agreement	1,886	1,831
Payment of public offering costs	(104)	(1,008)
Payment of debt issuance costs	—	(840)

Net cash provided by financing activities	1,971	137
Decrease in cash and cash equivalents	(5,195)	(3,156)
Cash and cash equivalents at beginning of period	39,755	3,774

Cash and cash equivalents at end of period	$34,560	$618

Cash paid for interest	$479	$137
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$219	$(9)
Increase in fixed assets resulting from transfer of inventory	$1,104	$275
Subordinated convertible debt converted into common stock	$1,900	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) smart grid solutions to utilities and other energy customers consisting of demand response systems comprised of hardware, software and installation services (“Smart Grid Solutions Group”), (ii) electric capacity to utility customers during periods of peak energy demand as well as base load reduction (“Alternative Energy Resources Group”), and (iii) energy management and demand response solutions for large commercial and industrial consumers (“Enerwise Group”).

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2008 and the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed on Form 10-K filed on March 25, 2008.

The condensed consolidated balance sheet as of December 31, 2007, was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

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

The Company enters into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on the Company’s ability to achieve committed capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21 since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

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

The Smart Grid Solutions Group sells hardware products directly to utilities for use and deployment by the utility. In addition, it provides installation services under a long-term service contract with one of the Company’s customers. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and all other criteria of SAB 104 have been met.

The current deferred revenue and deferred cost of revenue as of March 31, 2008 and December 31, 2007 are provided below:

	March 31, 2008	December 31, 2007
Deferred revenue:
VPC contract related	$7,657	$2,433
Other	1,541	1,907

Current deferred revenue	$9,198	$4,340

	March 31, 2008	December 31, 2007
Deferred cost of revenue:
VPC contract related	$1,613	$640
Other	1,394	975

Current deferred cost of revenue	$3,007	$1,615

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

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2008	2007
Net loss	$(8,823)	$(4,515)
Unrealized gain on marketable securities	32	—

Comprehensive loss	$(8,791)	$(4,515)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three months ended March 31, 2008, the Company had one customer which accounted for 23% of the Company’s revenue, in the aggregate. The total accounts receivable from this customer was $1,050 as of March 31, 2008, or 7% of net accounts receivable outstanding. During the three months ended March 31, 2007, the Company had three customers which accounted for 38% of the Company’s revenue, in the aggregate. The total accounts receivable from these customers were $1.0 million as of March 31, 2007, or 14% of net accounts receivable outstanding. No other customer accounted for more than 10% of the Company’s total revenue during the three months ended March 31, 2008 and 2007.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”)157-2, to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company adopted SFAS No. 157 as it applies to its financial assets and liabilities effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on its condensed consolidated financial statements. The Company is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161 Disclosures about Derivative Instruments and Hedges, which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS No. 161 requires an entity to disclose (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company believes that SFAS No. 161 will not have a material impact on its consolidated financial statements.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three month periods ended March 31, 2008 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	March 31, 2008	March 31, 2007
Series A convertible preferred stock	—	5,200,573
Series B convertible preferred stock	—	2,820,439
Series C convertible preferred stock	—	550,000
Series A-2 convertible preferred stock	—	18,038
Subordinated debt convertible to common stock	582,759	551,693
Contingently issuable shares	11,945	—
Unvested restricted stock awards	646,129	242
Outstanding options	1,939,206	1,760,326
Outstanding warrant	250,000	250,000

Total	3,430,039	11,151,311

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2008 were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Marketable Securities
Money market funds	$26,167	$—	$—	$26,167	$26,167	$—
Commercial paper	10,354	1	—	10,355	3,887	6,468
Corporate debentures/bonds	20,407	85	(23)	20,469	—	20,469

Total	$56,928	$86	$(23)	$56,991	$30,054	$26,937

Realized gains and losses to date have not been material. Interest income for the three months ended March 31, 2008 and 2007 was $734 and $3, respectively. The Company held no marketable securities as of March 31, 2007.

5.	Inventory, net

Inventory as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials and supplies	$589	$507
Finished goods	2,180	2,481

Total inventory, net	$2,769	$2,988

As of March 31, 2008 and December 31, 2007, there were provisions of $142 and $149, respectively, for inventory identified as slow-moving, obsolete or unusable.

6.	Long-Term Debt

The Company’s senior loan agreement matured, according to its terms, during the three months ended March 31, 2008. The Company did not renew or extend the senior loan agreement and there were no borrowings under the senior loan agreement at the time of its maturity.

On March 14, 2008, the Company converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

Long-term debt as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31, 2008	December 31, 2007
Credit agreement with a U.S. corporation, collateralized by all of Alternative Energy Resources, Inc.’s assets, expiring January 2014, interest payable at a variable rate (5.44% and 7.45% as of March 31, 2008 and December 31, 2007)	$6,323	$4,437
Subordinated convertible debt, collateralized by a second lien on substantially all of the Company’s assets not related to Alternative Energy Resources, Inc., maturing in June 2010, converted to equity and terminated in March 2008, interest payable monthly at a variable rate of interest (7.70% as of December 31, 2007)	N/A	1,900
Subordinated convertible promissory notes, maturing in March and April 2009, interest payable quarterly at 5.5% per annum issued in connection with the acquisitions of Enerwise Global Technologies, Inc. and Public Energy Solutions	20,000	20,000

Total debt	26,323	26,337

	March 31, 2008	December 31, 2007
Less: Current portion of long-term debt	(3,000)	—

Total long-term debt	$23,323	$26,337

7.	Stock-Based Compensation

The Company’s 2006 Long-Term Incentive Plan (“2006 LTIP”) provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than ten years. The purchase price must be paid in cash. Stock awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 4,156,037. As of March 31, 2008, the Company had 1,939,206 issued and outstanding options. Options expire between five and ten years from the date of grant. The options generally vest over a one to four-year period from the date of grant. As of March 31, 2008, 176,952 options were available for grant under the 2006 LTIP.

The expense related to stock options recognized under SFAS No. 123(R) for the three months ended March 31, 2008 was $1,853. A summary of the Company’s stock option activity for the three months ended March 31, 2008 is presented below:

	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding as of December 31, 2007	1,799,852	$13.44	$0.58 - $34.23
Granted	272,328	$13.54	$12.40 - $19.46
Exercised	(105,876)	$1.96	$0.58 - $10.34
Cancelled	—	$—	$0.00 - $0.00
Forfeited	(27,098)	$19.31	$0.74 - $32.96

Outstanding as of March 31, 2008	1,939,206	$14.00	$0.58 - $34.23

Exercisable at end of period	471,996	$8.39	$0.58 - $34.23

	Outstanding as of March 31, 2008			Exercisable as of March 31, 2008
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)
$0.58 - $0.82	509,040	4.1	$0.73	208,101	$0.68
$2.40 - $3.18	74,731	3.7	$2.80	47,031	$2.58
$4.00	67,139	4.7	$4.00	41,381	$4.00
$8.00	44,158	5.6	$8.00	13,415	$8.00
$10.34 - $14.09	291,704	6.6	$12.12	17,223	$10.78
$14.10	18,250	6.0	$14.10	4,563	$14.10
$18.00 - $23.53	563,397	5.8	$18.10	92,039	$18.00
$23.54	22,507	4.2	$23.54	9,983	$23.54

	Outstanding as of March 31, 2008			Exercisable as of March 31, 2008
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)
$23.55 - $36.00	348,280	6.1	$32.82	38,260	$33.56

	1,939,206	5.4	$14.00	471,996	$8.39

The weighted average grant-date fair value of 272,328 options granted during the three month period ended March 31, 2008 was $7.73. The Company utilized the Black-Scholes option pricing model to estimate fair value of options issued in the first quarter of 2008, utilizing the following assumptions (weighted averages based on grants during the period):

Three Months Ended March 31, 2008
Risk-free interest rate	2.43%
Expected term of options, in years	4.6
Expected annual volatility	70%
Expected dividend yield	0%

During the quarter, the Company granted 558,196 restricted stock awards. Of these awards, 525,000 shares were granted with service and market conditions. For awards with market conditions, the Company utilized a lattice model to estimate the award fair value and the derived service period.

Each of the grants with service and market conditions include three components: (a) a performance incentive, representing 60% of the total value of each grant, that measures the performance of Comverge’s stock against the performance of a peer group over a three-year period; (b) a retention incentive, representing 20% of the total value of each grant, to encourage recipients to continue their service with Comverge; and (c) a stock price incentive, representing 20% of the total value of each grant, tied to Comverge’s stock price achieving certain target prices over time (the “Price Grant”). The portion of a recipient’s grant represented by the Price Grant will vest in equal increments upon Comverge sustaining a stock price equal to or greater than $30, $35, $40 and $45 per share, each for a separate continuous 30-day period prior to February 12, 2012.

8.	Segment Information

As of March 31, 2008, the Company had three operating and reportable segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities under long-term contracts, either through demand response or base load efficiency. The Alternative Energy Resources Group also provides utilities with program management and marketing services on an outsourced basis. The Enerwise Group provides energy infrastructure management, demand response and renewable energy services and technologies that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Alternative Energy Resources Group purchases demand response hardware and software from the Smart Grid Solutions Group. All inter-operating segment revenues are eliminated in consolidation. Substantially all of our revenues are generated with domestic customers. The Smart Grid Solutions Group’s product and service cost of revenue include materials, labor and overhead. Within the Alternative Energy Resources Group, cost of revenue is based on operating costs of the demand response networks, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network, and build-out costs of the base load efficiency networks, primarily lighting costs and installation services related to energy efficiency upgrades. Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

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

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended March 31, 2008
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$4,351	$3,326	$3,181	$—	$(405)	$10,453
Cost of revenue	2,634	1,546	2,155	—	(290)	6,045

Gross profit	1,717	1,780	1,026	—	(115)	4,408
Operating expenses
General and administrative expenses	1,434	2,786	1,086	3,020	—	8,326
Marketing and selling expenses	675	1,423	785	1,117	—	4,000
Research and development expenses	368	—	—	—	—	368
Amortization of intangible assets	—	279	372	5	—	656

Total operating expenses	2,477	4,488	2,243	4,142	—	13,350

Operating loss	(760)	(2,708)	(1,217)	(4,142)	(115)	(8,942)
Other/interest expense (income), net	—	204	(12)	(403)	—	(211)

Loss before income taxes	$(760)	$(2,912)	$(1,205)	$(3,739)	$(115)	$(8,731)

	Three Months Ended March 31, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$5,272	$823	$—	$—	$(360)	$5,735
Cost of revenue	3,346	526	—	—	(278)	3,594

Gross profit	1,926	297	—	—	(82)	2,141
Operating expenses
General and administrative expenses	1,171	1,282	—	1,769	—	4,222
Marketing and selling expenses	516	965	—	418	—	1,899
Research and development expenses	273	—	—	—	—	273
Amortization of intangible assets	—	—	—	23	—	23

Total operating expenses	1,960	2,247	—	2,210	—	6,417

Operating loss	(34)	(1,950)	—	(2,210)	(82)	(4,276)

	Three Months Ended March 31, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Other/interest expense, net	3	109	—	120	—	232

Loss before income taxes	$(37)	$(2,059)	$—	$(2,330)	$(82)	$(4,508)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 25, 2008, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q to be filed in 2008. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 25, 2008 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

•

Our Smart Grid Solutions Group develops and delivers state-of-the-art demand response, smart metering, advanced metering initiative, advanced meter reading and other monitoring and control hardware and software, which allow our utility customers to measure, manage, shift and reduce energy consumption in real-time.

•

Our Alternative Energy Resources Group offers our residential and small commercial Virtual Peaking Capacity, or VPC, programs and our long-term energy efficiency programs. Through these VPC programs, we provide electric capacity to our utility customers during periods of peak energy demand by remotely operating high energy-consuming devices, such as central air conditioners, water heaters and pool pumps. We provide this capacity by developing, owning and operating energy load management systems through long-term, pay-for-performance contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatt hours of capacity that we provide. Through our energy efficiency programs, we provide long-term base load capacity reduction for our utility customers.

•

Our Enerwise Group provides energy management and demand response solutions for large commercial and industrial consumers. These programs allow our consumers to participate in (i) regional demand response capacity programs offered by various utilities and Independent System Operators, (ii) energy efficiency upgrades and (iii) energy management solutions.

We first introduced our VPC programs in 2003. Growth and acceptance of our VPC programs have expanded the growth of our business as a whole. Our total revenues grew from $23.4 million for the year ended December 31,

2005 to $55.2 million for the year ended December 31, 2007. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $67.6 million as of March 31, 2008. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs. We plan to continue the expansion and development of our capacity programs to grow our revenues and customer base, which will include increased marketing and operating expenses.

As of March 31, 2008, we owned 641 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 527 megawatts and our base load capacity represented contracted capacity of 114 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned under Long-Term Capacity Contracts (1)
As of December 31, 2007	479
New VPC megawatts awarded during the three months ended March 31, 2008:
Southern Maryland Electric Cooperative VPC contract	75
Expansion of Nevada Power Company VPC program	20

Total new VPC megawatts awarded	95
New base load capacity program megawatts	67

As of March 31, 2008	641

(1)	This table does not include megawatts of contracted capacity for VPC contracts that have been initially denied regulatory approval, whether the notification of initial denial occurred as of March 31, 2008 or subsequent to that report date, up to the date of filing this quarterly report. Specifically, the table does not include 130 megawatts of contracted capacity for the VPC contracts with The Connecticut Light and Power Company. As of the date of the filing of this quarterly report, we had received notification of initial denial for this contract. On March 3, 2008, we resubmitted the VPC contract with The Connecticut Light and Power Company to the Connecticut Department of Public Utility Control.

Cumulatively, we have installed capacity of 227 megawatts as of March 31, 2008 compared to 193 megawatts as of December 31, 2007, an increase of 34 megawatts. These amounts exclude approximately 40 megawatts of available capacity built out under our program with ISO New England, Inc. that we intend to contribute to our new VPC contract with The Connecticut Light and Power Company once, and if, regulatory approval is obtained. The main components of the change are an increase of 2 megawatts from the base load capacity program during the three months ended March 31, 2008 and an increase of 32 megawatts built out during the three months ended March 31, 2008 in our existing VPC programs. The table below presents contracted capacity, installed capacity, and available capacity as of March 31, 2008 and December 31, 2007, respectively.

	As of March 31, 2008	As of December 31, 2007
Contracted capacity	641	479
Installed capacity (1)	227	193
Available capacity (2)	207	169

(1)	Installed capacity generally refers to the number of devices installed multiplied by the historically highest demonstrated available capacity provided per device for the applicable service territory.
(2)

Available capacity represents the amount of electric capacity that we have made available to our customers during each contract year based on the results of our measurement and verification process. We have used the most recent measurement and verification results for contract year 2007 to present available capacity for each period presented. Available capacity is typically measured during the fourth quarter of each year.

Recent Developments

In February 2008, we executed a new long-term pay-for-performance VPC contract with Southern Maryland Electric Cooperative to provide up to 75 megawatts of contracted capacity over ten years. On April 15, 2008, we received regulatory approval for the contract.

During the first quarter of 2008, PJM Interconnection, or PJM, has been working with the Federal Energy Regulatory Commission, or FERC, on tariff and business rule changes to the Economic Demand Response Program, or economic program, in PJM’s service area. Interim rules were in effect based on sunset clauses in the original PJM tariff for the economic program during the first quarter and will continue to be effective until the new rules are approved. These interim rules reduced the price of each megawatt hour by the demand response participant’s retail rate. While our end users may respond during the summer peak season and off-season shoulder months, they have less incentive to do so during the shoulder months, when the rates are lower. To quantify the impact of the interim rules, economic demand response revenue for the Enerwise Group, or Enerwise, included $0.1 million in revenue for the first quarter of 2008 related to economic programs supported by PJM. This amount was significantly less than the $2.8 million Enerwise received from such economic programs in the first quarter of 2007, prior to the acquisition of Enerwise by Comverge.

In April 2008, PJM formally filed proposed changes to the tariff and operating agreement. We believe the proposed changes are similar to the interim rules, in that there is less incentive for our commercial and industrial end users to participate in the programs during the shoulder months. This change, which is being reviewed by the FERC, is being opposed by a variety of industrial groups and curtailment service providers. If the new rules become permanent in the PJM service area, Enerwise will predominantly generate revenue in the summer months with minimal revenue in the shoulder months for the economic program. We will continue to work through the regulatory process in an effort to effectuate a more favorable result and evaluate possible bilateral relationships whereby we may be able to sell these same megawatts at a more favorable rate to other parties during the shoulder months.

Management’s 2008 Outlook

We continue to expect our full-year fiscal 2008 revenues to be in a range from $95 million to $105 million.

Operating Segments

We operate through three operating segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group.

Smart Grid Solutions Group

Our Smart Grid Solutions Group offers a broad range of products from basic one-way load control switches to smart thermostats to comprehensive two-way data collection and control systems. The most widely-deployed products offered by our Smart Grid Solutions Group are our digital control unit, an intelligent, microprocessor-driven solution for load management control, which is installed on large energy-consuming devices and controls the cycling and operation of the device, and our SuperStat ®, an advanced, programmable thermostat solution with embedded communications to control air conditioning and heating loads.

Alternative Energy Resources Group

Our Alternative Energy Resources Group primarily offers peak and base load reduction programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. As of March 31, 2008, we had begun build-out of four residential and small commercial VPC programs, one with each of PacifiCorp, Public Service Company of New Mexico, San Diego Gas & Electric Company and Nevada Power Company. In addition to VPC programs, our Alternative Energy Resources Group provides permanent base load reduction programs. Our Alternative Energy Resources Group provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset. The Alternative Energy Resources Group also provides utilities marketing services on an outsourced basis.

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

Our base load reduction contracts are similar to the VPC contracts in that we have to recruit and enroll participants into the program. The participant acquisition costs are expensed as incurred. Unlike the majority of our VPC programs, we do not own the underlying assets.

Enerwise Group

Our Enerwise Group offers energy-related services for commercial and industrial end users comprising two principal offerings: demand response and energy and capacity services. The demand response services include the assessment of market opportunities in deregulated and unregulated markets, the performance of energy auditing and implementation strategies, and the management of our commercial and industrial VPC program with Pacific Gas & Electric. These demand response services provide commercial and industrial customers with an ability to participate in demand response programs offered in their area by grid operators such as PJM Interconnection or by utilities. The energy and capacity services include the upgrade and maintenance of power systems such as the implementation of power system distribution analysis, testing, maintenance, replacement or repair, engineering design and consulting, meter and sub-meter operations, and data management and analysis.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with twelve of our utility customers in our Smart Grid Solutions Group, our Alternative Energy Resources Group, and our Enerwise Group. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts and base load contracts. We have not included payments that our Enerwise Group will receive from selling capacity in power pool programs because such contracts are not long-term contractual arrangements. As of March 31, 2008, we estimated that our total payments to be received through 2018 were approximately $324 million. Of this amount, we expect payments of $43 million from our Smart Grid Solutions Group’s contracts, $266 million from our Alternative Energy Resources Group’s contracts, and $15 million from our Enerwise Group’s contracts. While we have resubmitted an amended and restated contract to the Connecticut Department of Public Utility Control for approval and are currently working with Southern California Edison to resubmit an amended and restated contract to the California Public Utilities Commission, we have excluded any estimated payments from these contracts in light of the initial denials.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risk Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenue from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual payments and should not be relied upon” in our Annual Report on Form 10-K, filed with the SEC on March 25, 2008. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of March 31, 2008 represented contracted capacity of 527 megawatts, an increase of 95 megawatts compared to contracted capacity of 432 megawatts as of December 31, 2007. As of March 31, 2008, we had installed 205 megawatts of capacity. In calculating estimated $175 million of payments from our VPC contracts as of March 31, 2008, we have assumed that we will complete the build out of our remaining 322 megawatts by the end of 2012, reaching the full 527 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

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

•

Payments from long-term contracts include $23 million that we expect to recognize as revenue over the next nine months, which we include in backlog. Payments from long-term contracts exclude $0.2 million of payments, which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next nine months.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of March 31, 2008 represent potential base load contracted capacity of 114 megawatts. In calculating the estimated $103 million in payments from these contracts, we have assumed we will complete timely build-out of the entire megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term. Our expectations regarding the build out under our energy efficiency contracts is based on our experience to date.

Smart Grid Solutions Group Contracts:

•

$33 million in payments expected to be received over the next eight years under a contract with Gulf Power Company to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	An estimated $4 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.

•	$6 million in payments expected to be received over the next three years under a contract with Tampa Electric Company to provide products and services.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2006 and 2007 was $6.2 million and $6.6 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future” in our Annual Report on Form 10-K, filed with the SEC on March 25, 2008.

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of March 31, 2008, we had contractual backlog of $72 million, with approximately 82% or $59 million to be fulfilled by December 31, 2008. As of March 31, 2007, we had contractual backlog of $32 million.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue

The following table summarizes our revenues for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,		Percent Change
	2008	2007
Segment Revenue:
Smart Grid Solutions Group	$3,946	$4,912	(20)%
Alternative Energy Resources Group	3,326	823	304%
Enerwise Group	3,181	—	*

Total	$10,453	$5,735	82%

	March 31, 2008	December 31, 2007	Percent Change
Current Deferred Revenue	9,198	4,340	112%

*	- Not meaningful.

For the three months ended March 31, 2008, we had revenues of $10.5 million compared to $5.7 million for the three months ended March 31, 2007, an increase of $4.7 million, or 82%. Revenues for the three months ended March 31, 2008 included revenues of $5.8 million from our two acquisitions completed during the year ended December 31, 2007. Revenue for both three month periods exclude VPC contract revenues because such revenues are deferred until they are made fixed and determinable through a measurement and verification test, generally in our fourth fiscal quarter.

Smart Grid Solutions Group Revenue

Our Smart Grid Solutions Group had revenues of $3.9 million for the three months ended March 31, 2008 compared to $4.9 million for the three months ended March 31, 2007, a decrease of $1.0 million, or 20%. The decrease in revenue was due to the timing of receiving and fulfilling orders comprised of a $0.3 million decrease in digital control unit revenue, a $0.5 million decrease in SuperStat revenue, and a $0.2 million decrease in other products and services revenue.

Alternative Energy Resources Group Revenue

Our Alternative Energy Resources Group had revenues of $3.3 million for the three months ended March 31, 2008 compared to $0.8 million for the three months ended March 31, 2007, an increase of $2.5 million, or 304%. The revenues for the three months ended March 31, 2008 included $2.6 million in revenues from our base load energy efficiency programs, which were acquired as part of the Public Energy Solutions, or PES, acquisition in September 2007. PES executed an additional long-term base load contract with an existing customer in February 2008. In conjunction with the contract, three prior contracts were amended to provide for a lower rate of liquidating damages, should we fail to maintain certain committed capacity as outlined in each contract. The reduction in the rate of liquidating damages allowed us to recognize $0.9 million in revenue that had previously been deferred and presented as long-term deferred revenue as of December 31, 2007 in accordance with our revenue recognition policy. Of the $2.6 million of revenue generated from our base load energy efficiency programs, $0.9 million of revenue and gross profit was a one-time benefit that will not recur in future periods. In addition, program management services were $0.7 million in revenue for the three months ended March 31, 2008 compared to $0.8 million in revenue for the three months ended March 31, 2007.

As discussed above, we defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. No VPC contract revenues were recognized in the three months ended March 31, 2008 and 2007 due to the timing of the measurement and verification tests. Accordingly, deferred revenue related to VPC contracts increased from $2.4 million as of December 31, 2007 to $7.7 million as of March 31, 2008, and deferred costs of revenue increased from $0.6 million as of December 31, 2007 to $1.6 million as of March 31, 2008. Deferred revenue related to VPC contracts increased from $4.6 million as of December 31, 2006 to $9.1 million as of March 31, 2007, and deferred costs of revenue increased from $1.5 million as of December 31, 2006 to $3.3 million as of March 31, 2007.

Enerwise Group Revenue

During the three months ended March 31, 2008, the Enerwise Group had revenue of $3.2 million, consisting of $1.4 million of demand response services and $1.8 million of energy and capacity services. Energy and capacity services relate to the upgrade, maintenance and monitoring of power systems. The Enerwise Group increased megawatts provided for sale in open market programs and managed for a fee on a pay-for-performance basis by 395 megawatts during the first quarter of 2008.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin:
Smart Grid Solutions Group	$1,602	41%	$1,844	38%
Alternative Energy Resources Group	1,780	54%	297	36%
Enerwise Group	1,026	32%	—	—%

	$4,408	42%	$2,141	37%

As a percentage of revenues, total gross margin for the three months ended March 31, 2008 increased to 42% from 37% for the three months ended March 31, 2007. The increase was primarily due to the gross margin contributed from our base load energy efficiency programs in the Alternative Energy Resources Group.

Smart Grid Solutions Group Gross Profit and Gross Margin

Gross profit for our Smart Grid Solutions Group was $1.6 million for the three months ended March 31, 2008 compared to $1.8 million for the three months ended March 31, 2007, a decrease of $0.2 million, or 13%. Decreased revenue, mainly due to volume of product shipment, reduced gross profit by $0.3 million. For the three months ended March 31, 2008, we shipped approximately 26,000 units compared to approximately 33,000 for the three months ended March 31, 2007. An increased gross margin resulting from higher margin product revenue contributed $0.1 million in gross profit.

Alternative Energy Resources Group Gross Profit and Gross Margin

Gross profit for our Alternative Energy Resources Group was $1.8 million for the three months ended March 31, 2008 compared to $0.3 for the three months ended March 31, 2007, an increase of $1.5 million, or 499%. The increase of $1.5 million is mainly attributable to the base load energy efficiency programs operated by PES. As discussed above, we recognized $0.9 million in revenue during the three months ended March 31, 2008 related to a reduction of future liquidating damages in our base load energy efficiency programs. The $0.9 million in revenue was recognized at 100% gross margin, as there were no associated costs deferred. Operations of the base load energy efficiency programs contributed $0.7 million in gross profit. Gross margin for the operations of the base load energy programs, excluding the one-time benefit of the contract amendment, was approximately 40% in the first quarter of 2008. The gross margin of the base load energy efficiency programs vary depending on the nature of the project completed, which includes a range of lighting upgrades. The remaining variance in gross profit for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is attributed to our program management services.

Enerwise Group Gross Profit and Gross Margin

During the three months ended March 31, 2008, our Enerwise Group’s gross profit was $1.0 million, consisting of $0.3 million of demand response services and $0.7 million of energy and capacity services. Our Enerwise Group’s gross margin for its demand response services was approximately 20%. It is typical for commercial and industrial demand response programs to maintain lower gross margins due to the financial incentive paid to the participating businesses. Our Enerwise Group’s gross margin for its energy and capacity services was approximately 40%. The gross margin for these services varies based on the nature of the project. For example, monitoring and analyzing meter data typically generates a higher gross margin than design and installation of an electrical generator.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended March 31,		Percent Change
	2008	2007
Operating Expenses:
General and administrative expenses	$8,326	$4,222	97%
Marketing and selling expenses	4,000	1,899	111%
Research and development expenses	368	273	35%
Amortization of intangible assets	656	23	*

Total	$13,350	$6,417	108%

*	- Not meaningful.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended March 31, 2008 compared to $4.2 million for the three months ended March 31, 2007, an increase of $4.1 million, or 97%. The increase of $4.1 million was comprised of $1.6 million in expenses arising from the operations of our prior year acquisitions as well as an increase of $1.1 million in non-cash stock based compensation due to an increased number of award grants and an increase of $0.1 million in salaries and benefits, both excluding the increases associated with the acquisitions. The remaining increase was comprised of an increase of $0.5 million in administration expenses related to the build-out of our VPC programs, an increase of $0.3 million in legal and accounting professional fees, an increase of $0.1 million in travel expenses, and an increase of $0.2 million in insurance expense. For the duration of 2008, the year over year comparisons for non-cash stock compensation expense will exhibit similar increases.

Marketing and Selling Expenses

Marketing and selling expenses were $4.0 million for the three months ended March 31, 2008 compared to $1.9 million for the three months ended March 31, 2007, an increase of $2.1 million, or 111%. The increase of $2.1 million was due to $0.7 million in expenses arising from the operations of our prior year acquisitions. In addition, there was an increase of $0.2 million in non-cash stock based compensation due to an increased number of award grants and an increase of $0.2 million in salaries and benefits, both excluding the increases associated with the acquisitions. The remaining increase was due to an increase of $0.6 million in new customer acquisition expenses for our VPC programs and $0.4 million in marketing and advertising expense.

Marketing costs related to end user acquisitions for our VPC programs were $1.0 million for the three months ended March 31, 2008 compared to $0.4 million for the three months ended March 31, 2007. Notwithstanding the deferral of VPC contract revenue, we expense these acquisition costs as incurred.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new Smart Grid products, specifically the development of products to support utility Advanced Metering Infrastructure. Research and development expenses were $0.4 million and $0.3 million for the three months ended March 31, 2008 and 2007, respectively.

Amortization of Intangible Assets

For the three months ended March 31, 2007 and 2008, amortization of intangible assets increased from $23,000 to $0.7 million. The increase in amortization of intangible assets through the three months ended March 31, 2008 was due to the acquisitions of Enerwise Global Technologies, Inc., or Enerwise, and PES during the year ended December 31, 2007, which resulted in the addition of $16.4 million of finite-lived intangible assets.

Interest and Other Expense (Income), Net

Net interest expense (income) increased to income of $0.2 million for the three months ended March 31, 2008 from an expense of $0.2 million for the three months ended March 31, 2007 due to interest earned on proceeds of our public offerings, partially offset by interest expense related to our debt.

Income Taxes

For the three months ended March 31, 2008, a provision of $0.1 million was recorded related to a deferred tax liability and state income taxes for the legal entity of PES. A provision of $7,000 was recorded for the three months ended March 31, 2007 related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2008 or March 31, 2007.

Liquidity and Capital Resources

Since April 2003, when we ceased being a wholly owned subsidiary of Acorn Energy, until our initial public offering in April 2007, we funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our senior loan agreement and General Electric Capital Corporation credit facility. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and participant incentive payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 shares of our common stock. Aggregate proceeds to us from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our initial public offering, the holder of our then only outstanding subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. In December 2007, we completed a secondary public offering of 4,000,000 shares of our common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by selling stockholders. Aggregate proceeds to us from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our secondary offering, the holder of our subordinated convertible debt converted $1.1 million of the principal balance into 151,933 shares of common stock. Management believes that available cash and cash equivalents, marketable securities and borrowings available under our credit agreement will be sufficient to meet our capital needs for at least the next 12 months.

The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three months ended March 31,
	2008	2007
Operating activities	$(9,205)	$(2,493)
Investing activities	2,039	(800)
Financing activities	1,971	137

Decrease in cash and cash equivalents	$(5,195)	$(3,156)

Cash Flows Used in Operating Activities

Cash used in operating activities of $9.2 million for the three months ended March 31, 2008 included the effects of:

•	our net loss of $8.8 million;

•	stock-based compensation expense of $1.9 million;

•	an increase of $2.2 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from VPC customers;

•

an increase of $4.2 million in deferred revenue due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

•

a decrease in accounts payable, accrued expenses, and other liabilities of $3.5 million due to the payment of $1.8 million to one of our VPC customers for the annual settlement for contract year 2007. The amount was recorded in other current liabilities as of December 31, 2007. The remainder of the decrease relates to timing of payments to our vendors.

Cash used in operating activities of $2.5 million for the three months ended March 31, 2007 included the effects of:

•	our net loss of $4.5 million;

•	stock-based compensation expense of $0.1 million;

•	an increase of $1.3 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from VPC customers; and

•

an increase of $3.7 million in deferred revenue due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter).

Cash Flows Provided By (Used In) Investing Activities

Cash provided by and used in investing activities was $2.0 million and $0.8 million for the three month periods ended March 31, 2008 and 2007, respectively. Cash flows provided by (used in) investing activities consisted of the following:

•	capital expenditures of $1.4 million and $0.8 million for the three months periods ended March 31, 2008 and 2007, respectively;

•	purchases of marketable securities of $10.4 million and maturities of marketable securities of $16.8 million for the three month period ended March 31, 2008; and

•	an increase of $2.9 million in restricted cash due to $3 million in payment of financial assurance required by one of our utility customers.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. Our Alternative Energy Resources Group purchases demand response equipment from our Smart Grid Solutions Group. These assets are initially classified as inventory when purchased by the Smart Grid Solutions Group. When transferred to the Alternative Energy Resources Group, they remain classified as inventory until they are deployed to service for a VPC program, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $1.1 million and $0.3 million for the three month periods ended March 31, 2008 and 2007, respectively.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $2.0 million and $0.1 million for the three month periods ended March 31, 2008 and 2007, respectively. Cash flows provided by financing activities consisted of the following:

•	cash of $0.2 million from the exercise of stock-based awards during the periods ended March 31, 2008 and 2007;

•	cash of $1.9 and $1.8 million from borrowings under our debt facilities during the periods ended March 31, 2008 and 2007, respectively;

•	payment of $0.1 and $1.0 million of offering costs during the periods ended March 31, 2008 and 2007; and

•	payment of $0.8 million of debt issuance costs during the period ended March 31, 2007.

Indebtedness

Our senior loan agreement matured, according to its terms, during the three months ended March 31, 2008 and we elected to not renew or extend its terms. We had no borrowings under the senior loan agreement at the time of its maturity.

On March 14, 2008, we converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock. The non-detachable warrant related thereto terminated pursuant to its terms.

Letters of Credit

Our credit agreement provides for the total issuance of up to $3.0 million of letters of credit. As of March 31, 2008, we had $1.9 million face value of irrevocable letters of credit outstanding.

Capital Spending

As of March 31, 2008, our VPC programs had installed capacity of 205 megawatts, which excludes capacity built out under the ISO New England, Inc. contracts that are not included herein as we have not yet received final regulatory approval for the Connecticut Light and Power VPC contract. We believe we will be able to apply a portion of these megawatts to the Connecticut Light and Power VPC contract. Our existing VPC contracts as of March 31, 2008 provided for a potential capacity of 527 megawatts. We expect to incur approximately $26 million in capital expenditures over the next five years to build out the remaining 322 megawatts under our existing VPC programs as of March 31, 2008, of which $7 million is anticipated to be incurred through December 31, 2008. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, is defined as net loss before net interest expense, income tax expense, and depreciation and amortization. EBITDA is a non-GAAP financial measure and is not a substitute for other GAAP financial measures such as net loss, operating loss or cash flows from operating activities as calculated and presented in accordance with accounting principles generally accepted in the U.S., or GAAP. In addition, our calculation of EBITDA and Adjusted EBITDA may or may not be consistent with that of other companies. We urge you to review the GAAP financial measures included in this quarterly report and our condensed consolidated financial statements, including the notes thereto, and the other financial information contained in this quarterly report, and to not rely on any single financial measure to evaluate our business.

EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to assess operating performance for companies in our industry. Depreciation is a necessary element of our costs and our ability to generate revenue. We do not believe that this expense is indicative of our core operating performance because the depreciable lives of assets vary greatly depending on the maturity terms of our VPC contracts, which range from three to thirteen years. The clean energy sector has experienced recent trends of increased growth and new company development, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense). Management views interest expense as a by-product of capital structure decisions and, therefore, it is not indicative of our core operating performance. Our internal budgets are based on EBITDA, and we use EBITDA as one of several criteria to determine performance-based cash compensation.

We define Adjusted EBITDA as EBITDA before stock-based compensation expense. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is the result of restricted stock and stock option grants which require a noncash expense to be recorded in the financial statements in accordance with SFAS No. 123(R).

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the three month periods indicated is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(8,823)	$(4,515)
Depreciation and amortization	831	141
Interest expense (income), net	(208)	229
Provision for income taxes	92	7

EBITDA	(8,108)	(4,138)
Non-cash stock compensation expense	1,853	125

Adjusted EBITDA	$(6,255)	$(4,013)

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue arises in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of March 31, 2008, there were no material contingencies requiring accrual or disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

For a complete discussion of our critical accounting policies, refer to the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included elsewhere in this report.

Item 3:	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that there have been no significant changes from December 31, 2007 during the three months ended March 31, 2008.

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

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of March 31, 2008, there were no material contingencies arising from legal proceedings requiring accrual or disclosure.

Item 1A:	Risk Factors

Except as noted below, during the three months ended March 31, 2008, there were no material changes to the Risk Factors relevant to our operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 25, 2008.

You should carefully consider the risks described in the risk-factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 25, 2008, and the additional risk factor below before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Annual Report on Form 10-K or the additional risk factor below could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

Our business may be subject to additional obligations to collect and remit sales, use or other tax and, any successful action by state, foreign or other authorities to collect additional sales, use or other tax could adversely harm our business.

We file sales and/or use tax returns in certain states within the U.S. as required by law and certain client contracts for a portion of the hardware, software and services that we provide. We do not collect sales or other similar taxes in other states and many of the states do not apply sales or similar taxes to the vast majority of the services that we provide. However, one or more states could seek to impose additional sales or use tax collection and record-keeping obligations on us. Any successful action by state, foreign or other authorities to compel us to collect and remit sales or use tax, either retroactively, prospectively or both, could adversely affect our results of operations and business.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported on the Current Report on Form 8-K filed with the SEC on March 19, 2008, there were no unregistered sales of equity securities during the first quarter of 2008.

During the fiscal year 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007(Registration No. 333-146837). Net proceeds to us from both offerings were $110 million. We utilized $34 million for our two acquisitions completed during 2007, $5 million as cash collateral for certain performance guarantees, $1 million to pay the then outstanding balance on our senior loan agreement, $3 million for payment of employee taxes due to net settlement of stock option exercises, $1 million for non-financed capital expenditures, and $5 million for general corporate purposes. We plan to use the remaining proceeds to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions, and for other general corporate purposes. We have invested the majority of remaining proceeds in marketable securities, pending their use.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 – January 31, 2008	—	—
February 1 – February 28, 2008	—	—
March 1 – March 31, 2008	242	$13.13

(1)	Represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock pursuant to the 2006 Long-Term Incentive Plan.

Item 6:	Exhibits

The following documents are filed as exhibits to this report:

10.1+	Amended and Restated Agreement by and between Connecticut Light & Power and Alternative Energy Resources, Inc., a wholly-owned subsidiary of the Company, dated February 27, 2008

10.2+	Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-owned subsidiary of the Company, dated February 6, 2008

31.1	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

+	Confidential treatment has been requested for portions of this exhibit.

Item 7:	Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

May 13, 2008	/s/ Robert M. Chiste
(Date)	Robert M. Chiste
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2008	/s/ Michael D. Picchi
(Date)	Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)