Form 10-Q
period 2008-06-30
Comverge, Inc.
filed 2008-08-12
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

There were 21,869,313 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on August 5, 2008.

Comverge, Inc.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$28,054	$39,755
Restricted cash	4,660	2,151
Marketable securities	26,668	33,174
Accounts receivable, net	15,367	12,194
Inventory, net	2,719	2,988
Deferred costs	6,225	1,615
Other current assets	3,348	2,841

Total current assets	87,041	94,718
Restricted cash	217	214
Property and equipment, net	17,371	14,011
Intangible assets, net	17,532	18,828
Goodwill	74,369	74,369
Other assets	884	1,005

Total assets	$197,414	$203,145

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	1,568	$4,571
Deferred revenue	16,615	4,340
Accrued expenses	3,387	3,976
Current portion of long-term debt	20,129	—
Other current liabilities	3,347	7,131

Total current liabilities	45,046	20,018
Long-term liabilities
Deferred revenue	1,117	1,697
Long-term debt	8,002	26,337
Other liabilities	3,176	2,462

Total long-term liabilities	12,295	30,496
Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 15,000,000 shares; no shares issued and outstanding as of June 30, 2008 and December 31, 2007	—	—
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 21,846,209 and outstanding 21,843,976 shares as of June 30, 2008 and 20,893,336 issued and outstanding shares as of December 31, 2007	22	21
Additional paid-in capital	217,358	211,403
Common stock held in treasury, at cost, 2,233 and no shares as of June 30, 2008 and December 31, 2007, respectively	(28)	—
Accumulated deficit	(77,261)	(58,824)
Accumulated other comprehensive income (loss)	(18)	31

Total shareholders’ equity	140,073	152,631

Total liabilities and shareholders’ equity	$197,414	$203,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Product	$4,249	$3,058	$7,451	$7,137
Service	5,272	1,561	12,523	3,217

Total revenue	9,521	4,619	19,974	10,354
Cost of revenue
Product	2,659	1,907	4,699	4,684
Service	3,037	639	7,042	1,456

Total cost of revenue	5,696	2,546	11,741	6,140

Gross profit	3,825	2,073	8,233	4,214
Operating expenses
General and administrative expenses	8,615	4,513	16,916	8,735
Marketing and selling expenses	3,856	2,163	7,880	4,062
Research and development expenses	168	356	536	629
Amortization of intangible assets	656	5	1,312	28

Operating loss	(9,470)	(4,964)	(18,411)	(9,240)
Interest expense (income), net	7	(668)	(201)	(439)
Other expense	60	68	57	71

Loss before income taxes	(9,537)	(4,364)	(18,267)	(8,872)
Provision for income taxes	78	7	170	14

Net loss	$(9,615)	$(4,371)	$(18,437)	$(8,886)

Net loss per share
Basic and diluted	$(0.45)	$(0.29)	$(0.88)	$(0.94)

Weighted average shares used in computation	21,175,224	15,267,773	21,022,739	9,466,726

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except share data)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net loss	$(18,437)	$(8,886)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	375	240
Amortization of intangible assets	1,312	28
Stock-based compensation	3,752	677
Amortization of debt issuance costs	113	120
Accretion of marketable securities	(178)	—
Other	97	(84)
Changes in operating assets and liabilities
Accounts receivable, net	(3,263)	96
Inventory, net	(1,718)	(929)
Prepaid expense, deferred costs and other assets	(3,301)	(2,330)
Accounts payable	(3,003)	(519)
Accrued expenses and other liabilities	(3,320)	36
Deferred revenue	11,695	8,283

Net cash used in operating activities	(15,876)	(3,268)
Cash flows from investing activities
Changes in restricted cash	(2,512)	—
Purchases of marketable securities	(22,845)	(64,325)
Maturities of marketable securities	29,480	1,473
Purchases of property and equipment	(3,247)	(1,698)
Payment of acquisition costs	—	(282)

Net cash provided by (used in) investing activities	876	(64,832)
Cash flows from financing activities
Proceeds from exercises of stock options	247	1,158
Borrowings under credit agreement	3,694	1,634
Net proceeds (payments) from issuance of common stock	(614)	86,762
Payment of employee taxes due to net settlement stock option exercises	(28)	—
Payment of debt issuance costs	—	(1,274)

Net cash provided by financing activities	3,299	88,280
Net change in cash and cash equivalents	(11,701)	20,180
Cash and cash equivalents at beginning of period	39,755	3,774

Cash and cash equivalents at end of period	$28,054	$23,954

Cash paid for interest	$898	$328
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$308	$3
Increase in fixed assets resulting from transfer of inventory	$1,983	$358
Subordinated convertible debt converted into common stock	$1,900	$—

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed on Form 10-K filed on March 25, 2008.

The condensed consolidated balance sheet as of December 31, 2007 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition, the Company recognizes revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

In accordance with SAB 104, the Company, through the Alternative Energy Resources Group, defers revenue and associated cost of revenue related to certain residential and small commercial long-term VPC contracts until such time as the annual contract payment is fixed and determinable. Revenue is invoiced on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

The current deferred revenue and deferred cost of revenue as of June 30, 2008 and December 31, 2007 are provided below:

	June 30, 2008	December 31, 2007
Deferred revenue:
VPC contract related	$13,206	$2,433
Other	3,409	1,907

Current deferred revenue	16,615	4,340

Deferred cost of revenue:
VPC contract related	$2,890	$640
Other	3,335	975

Current deferred cost of revenue	$6,225	$1,615

The Company, through the Alternative Energy Resources Group, enters into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on the Company’s ability to achieve committed capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21 since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

The Enerwise Group enters into agreements to provide demand response and capacity event services. The demand response contracts require the Company to provide electric capacity through demand reduction to utility end customers when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

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

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(9,615)	$(4,371)	$(18,437)	$(8,886)
Unrealized loss on marketable securities	(81)	(18)	(49)	(18)

Comprehensive loss	$(9,696)	$(4,389)	$(18,486)	$(8,904)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three and six months ended June 30, 2008, the Company had two and three customers which accounted for 24% and 39% of the Company’s revenue, respectively. The total accounts receivable from these two customers was $1,913 as of June 30, 2008, or 12% of net accounts receivable outstanding. During the three and six months ended June 30, 2007, the Company had three and two customers which accounted for 47% and 26% of the Company’s revenue, respectively. No other customer accounted for more than 10% of the Company’s total revenue during the three and six months ended June 30, 2008 and 2007.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company adopted SFAS No. 157 as it applies to its financial assets and liabilities effective January 1, 2008. The partial adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements. The Company is currently reviewing the adoption requirements related to its nonfinancial assets and liabilities and has not yet determined the impact, if any, on its financial position or results of operations.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The Company does not expect this standard to have a material impact on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162 The Hierarchy of Generally Accepted Accounting Pronouncements, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with the accounting principles generally accepted in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company believes that SFAS No. 162 will not have a material impact on its consolidated financial statements.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and six month periods ended June 30, 2008 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	June 30, 2008	June 30, 2007
Subordinated debt convertible to common stock	582,759	414,365
Contingently issuable shares	11,945	—
Unvested restricted stock awards	649,438	48,654
Outstanding options	1,970,410	1,874,453
Outstanding warrant	250,000	250,000

Total	3,464,552	2,587,472

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Marketable Securities
Money market funds	$23,853	$—	$—	$23,853	$22,503	$1,350
Commercial paper	3,851	—	(7)	3,844	—	3,844
Corporate debentures/bonds	21,485	36	(47)	21,474	—	21,474

Total	$49,189	$36	$(54)	$49,171	$22,503	$26,668

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Marketable Securities
Money market funds	$25,649	$—	$—	$25,649	$25,649	$—
Commercial paper	17,132	6	(1)	17,137	7,881	9,256
Corporate debentures/bonds	23,892	35	(9)	23,918	—	23,918

Total	$66,673	$41	$(10)	$66,704	$33,530	$33,174

Realized gains and losses to date have not been material. Interest income for the three and six months ended June 30, 2008 was $478 and $1,212, respectively.

SFAS No. 157 establishes a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability.

	Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$23,853	$23,853	$—	$—
Commercial paper	3,844	3,844	—	—
Corporate debentures/bonds	21,474	21,474	—	—

Total	$49,171	$49,171	$—	$—

5.	Inventory, net

Inventory as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials and supplies	$508	$507
Finished goods	2,211	2,481

Total inventory, net	$2,719	$2,988

As of June 30, 2008 and December 31, 2007, there were provisions of $139 and $149, respectively, for inventory identified as slow-moving, obsolete or unusable.

6.	Long-Term Debt

The Company’s senior loan agreement matured, according to its terms, during the six months ended June 30, 2008. The Company did not renew or extend the senior loan agreement and there were no borrowings under the senior loan agreement at the time of its maturity.

On March 14, 2008, the holder of our then-outstanding subordinated convertible debt converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

Long-term debt as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30, 2008	December 31, 2007
Credit agreement with a U.S. Corporation, collateralized by all of Alternative Energy Resources, Inc.’s assets, expiring January 2014, interest payable at a variable rate (5.53% and 7.45% as of June 30, 2008 and December 31, 2007)	$8,131	$4,437
Subordinated convertible debt, collateralized by a second lien on substantially all of the Company’s assets not related to Alternative Energy Resources, Inc., maturing in June 2010, converted to equity and terminated in March 2008, interest payable monthly at a variable rate of interest (7.70% as of December 31, 2007)	NA	1,900
Subordinated convertible promissory notes, maturing in March and April 2009, interest payable quarterly at 5.5% per annum, issued in connection with the acquisitions of Enerwise Global Technologies, Inc. and Public Energy Solutions	20,000	20,000

Total debt	28,131	26,337
Less: Current portion of long-term debt	(20,129)	—

Total long-term debt	$8,002	$26,337

7.	Stock-Based Compensation

The Company’s 2006 Long-Term Incentive Plan (“2006 LTIP”), as approved by the Company’s stockholders in May 2008, provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant. As of June 30, 2008, 2,129,421 shares were available for grant under the 2006 LTIP. The expense related to stock options recognized under SFAS No. 123(R) for the three and six months ended June 30, 2008 was $1,899 and $3,752, respectively.

A summary of the Company’s stock option activity for the six months ended June 30, 2008 is presented below:

	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding as of December 31, 2007	1,799,852	$13.44	$0.58 - $34.23
Granted	359,323	$13.62	$12.40 - $19.46
Exercised	(123,359)	$1.89	$0.58 - $10.34
Cancelled	—	NA	NA
Forfeited	(65,406)	$23.54	$0.74 - $34.23

Outstanding as of June 30, 2008	1,970,410	$13.86	$0.58 - $34.23

Exercisable at end of period	602,159	$9.42	$0.58 - $34.23

	Outstanding as of June 30, 2008			Exercisable as of June 30, 2008
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)
$0.58 - $0.82	496,105	4.0	$0.74	247,957	$0.69
$2.40 - $3.18	72,059	3.4	$2.79	50,989	$2.64
$4.00	63,389	4.8	$4.00	47,459	$4.00
$8.00	44,158	5.3	$8.00	16,892	$8.00
$10.34 - $14.09	373,699	6.5	$12.51	32,851	$11.35
$14.10	18,250	5.7	$14.10	5,703	$14.10
$18.00 - $23.53	558,173	5.8	$18.09	126,882	$18.02
$23.54	22,507	5.5	$23.54	15,757	$23.54
$23.55 - $36.00	322,070	6.0	$32.86	57,669	$33.50

	1,970,410	5.4	$13.86	602,159	$9.42

The Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

Six months ended June 30, 2008
Risk-free interest rate	2.55%
Expected term of options, in years	4.5
Expected annual volatility	70%
Expected dividend yield	0%

The weighted average grant-date fair value of 359,323 options granted during the six month period ended June 30, 2008 was $7.76.

A summary of the Company’s restricted stock award activity for the six months ended June 30, 2008 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2007	101,773	$24.02
Granted	570,193	$9.87
Converted	(12,867)	$22.33
Cancelled	—	NA
Forfeited	(3,109)	$27.93

Outstanding as of June 30, 2008	655,990	$11.74

Vested at end of period	6,552	$17.16

During the six months ended June 30, 2008, the Company granted 570,193 restricted stock awards. Of these awards, 525,000 shares were granted with service and market conditions. For awards with market conditions, the Company utilized a lattice model to estimate the award fair value and the derived service period.

Each of the grants with service and market conditions include three components: (a) a performance incentive, representing 60% of the total value of each grant, that measures the performance of Comverge’s stock against the performance of a peer group over a three-year period; (b) a retention incentive, representing 20% of the total value of each grant, to encourage recipients to continue their service with Comverge; and (c) a stock price incentive, representing 20% of the total value of each grant, tied to the Company’s stock price achieving certain target prices over time (the “Price Grant”). The portion of a recipient’s grant represented by the Price Grant will vest in equal increments upon Comverge sustaining a stock price equal to or greater than $30, $35, $40 and $45 per share, each for a separate continuous 30-day period prior to February 12, 2012.

8.	Segment Information

As of June 30, 2008, the Company had three operating and reportable segments: the Smart Grid Solutions Group, the Alternative Energy Resources Group and the Enerwise Group. The Smart Grid Solutions Group sells hardware, software and installation services to utilities that elect to own and operate demand response networks for their own benefit. The Alternative Energy Resources Group sells electric capacity to utilities under long-term contracts, either through demand response or base load efficiency. The Alternative Energy Resources Group also provides utilities with program management and marketing services on an outsourced basis. The Enerwise Group provides energy infrastructure management, demand response and renewable energy services and technologies that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

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

Corporate operating expenses are not allocated to the operating segments nor included in the measure of segment profit or loss. The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

The following tables present operating results for each of the Company’s operating segments:

	Six Months Ended June 30, 2008
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$9,947	$5,104	$5,814	$—	$(891)	$19,974
Cost of revenue	5,901	2,622	3,844	—	(626)	11,741

Gross profit	4,046	2,482	1,970	—	(265)	8,233
Operating expenses
General and administrative expenses	2,883	5,839	2,322	5,872	—	16,916
Marketing and selling expenses	1,318	3,001	1,744	1,817	—	7,880
Research and development expenses	536	—	—	—	—	536
Amortization of intangible assets	—	558	745	9	—	1,312

Total operating expenses	4,737	9,398	4,811	7,698	—	26,644

Operating loss	(691)	(6,916)	(2,841)	(7,698)	(265)	(18,411)
Other/interest expense (income), net	—	398	(16)	(526)	—	(144)

Loss before income taxes	$(691)	$(7,314)	$(2,825)	$(7,172)	$(265)	$(18,267)

	Six Months Ended June 30, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$9,932	$1,486	$—	$—	$(1,064)	$10,354
Cost of revenue	6,042	871	—	—	(773)	6,140

Gross profit	3,890	615	—	—	(291)	4,214
Operating expenses
General and administrative expenses	2,580	2,767	—	3,388	—	8,735
Marketing and selling expenses	1,126	1,988	—	948	—	4,062
Research and development expenses	629	—	—	—	—	629
Amortization of intangible assets	—	—	—	28	—	28

Total operating expenses	4,335	4,755	—	4,364	—	13,454

Operating loss	(445)	(4,140)	—	(4,364)	(291)	(9,240)
Other/interest expense (income), net	—	257	—	(625)	—	(368)

Loss before income taxes	$(445)	$(4,397)	$—	$(3,739)	$(291)	$(8,872)

	Three Months Ended June 30, 2008
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$5,596	$1,778	$2,633	$—	$(486)	$9,521
Cost of revenue	3,267	1,076	1,689	—	(336)	5,696

Gross profit	2,329	702	944	—	(150)	3,825
Operating expenses
General and administrative expenses	1,449	3,053	1,237	2,876	—	8,615
Marketing and selling expenses	643	1,577	959	677	—	3,856
Research and development expenses	168	—	—	—	—	168
Amortization of intangible assets	—	279	372	5	—	656

Total operating expenses	2,260	4,909	2,568	3,558	—	13,295

Operating income (loss)	69	(4,207)	(1,624)	(3,558)	(150)	(9,470)
Other/interest expense (income), net	—	194	(4)	(123)	—	67

Income (loss) before income taxes	$69	$(4,401)	$(1,620)	$(3,435)	$(150)	$(9,537)

	Three Months Ended June 30, 2007
	Smart Grid Solutions Group	Alternative Energy Resources Group	Enerwise Group	Corporate Unallocated Costs	Eliminations	Total
Revenue	$4,660	$663	$—	$—	$(704)	$4,619
Cost of revenue	2,696	345	—	—	(495)	2,546

Gross profit	1,964	318	—	—	(209)	2,073
Operating expenses
General and administrative expenses	1,409	1,485	—	1,619	—	4,513
Marketing and selling expenses	610	1,023	—	530	—	2,163
Research and development expenses	356	—	—	—	—	356
Amortization of intangible assets	—	—	—	5	—	5

Total operating expenses	2,375	2,508	—	2,154	—	7,037

Operating loss	(411)	(2,190)	—	(2,154)	(209)	(4,964)
Other/interest expense (income), net	(3)	148	—	(745)	—	(600)

Loss before income taxes	$(408)	$(2,338)	$—	$(1,409)	$(209)	$(4,364)

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 25, 2008, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q filed or to be filed in 2008. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 25, 2008 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. We provide electric capacity to our customers either through long-term contracts where we actively manage demand or by selling our demand response systems to utilities that operate them. As of June 30, 2008, we owned or managed 2,035 megawatts.

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

regional demand response capacity programs offered by utilities, independent system operators or in structured markets, energy efficiency upgrades and energy management solutions.

Our total revenues grew from $23.4 million for the year ended December 31, 2005 to $55.2 million for the year ended December 31, 2007. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $77.3 million as of June 30, 2008. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs. We plan to continue the expansion and development of our capacity programs to grow our revenues and customer base, which will include increased marketing and operating expenses.

As of June 30, 2008, we owned 701 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 587 megawatts and our base load capacity represented contracted capacity of 114 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned under Long-Term Capacity Contracts (1)
As of December 31, 2007	479
New VPC megawatts awarded during the six months ended June 30, 2008:
Southern Maryland Electric Cooperative VPC contract	75
Expansion of Nevada Power Company VPC program	20
Expansion of VPC program	60

Total new VPC megawatts awarded	155
New base load capacity program megawatts	67

As of June 30, 2008	701

(1)	The above table does not include 40 megawatts of contracted capacity for our VPC contract with Southern California Edison, currently awaiting regulatory approval. As VPC contracts are typically of a longer term, the Parties often supplement the respective programs, which in turn may create fluctuating megawatts on a quarterly basis. The contract with The Connecticut Light and Power Company, or CL&P, terminated pursuant to its terms on May 31, 2008, since regulatory approval was not obtained by that date. The Connecticut Department of Public Utility Control denied the contract on June 19, 2008. While we are currently working on maintaining the inclusion of this contract in the state’s integrated resource plan, those potential megawatts have been excluded from the contracted capacity discussion above. We have also excluded potential megawatts under the expansion of our current VPC contract for the portion of those megawatts that are subject to regulatory approval.

Cumulatively, we have installed capacity of 254 megawatts as of June 30, 2008 compared to 193 megawatts as of December 31, 2007, an increase of 61 megawatts. These amounts exclude approximately 40 megawatts of available capacity build-out originally under our program with ISO New England, Inc. that we have now sold in the ISO New England 2008 forward capacity market (i.e. not in a long-term VPC contract). The main components of the change are an increase of 3 megawatts from the base load capacity program during the six months ended June 30, 2008 and an increase of 58 megawatts built out during the six months ended June 30, 2008 in our existing VPC programs, again, exclusive of the 40 megawatts now enrolled as part of the ISO New England 2008 forward capacity market. The table below presents contracted capacity, installed capacity, and available capacity as of June 30, 2008 and December 31, 2007, respectively.

	June 30, 2008	December 31, 2007
Contracted capacity	701	479
Installed capacity (1)	254	193
Available capacity (2)	221	169

(1)	Installed capacity generally refers to the number of devices installed multiplied by the historically highest demonstrated available capacity provided per device for the applicable service territory.

(2)	Available capacity represents the amount of electric capacity that we have made available to our customers during each contract year based on the results of our measurement and verification process. We have used the most recent measurement and verification results for contract year 2007 to present available capacity for each period presented. Available capacity is typically measured during the fourth quarter of each year.

Recent Developments

In May 2008, we executed a new long-term pay-for-performance VPC contract with Southern California Edison to provide up to 40 megawatts of contracted capacity over four years. We are awaiting regulatory approval; however, if regulatory approval is received, we expect to receive $14 million in payments over the term of the contract.

In June 2008, the CL&P contract was denied approval from the Connecticut Department of Public Utility Control. We are currently working on maintaining the inclusion of this contract in the state’s integrated resource plan.

In June 2008, we entered into an agreement to expand a VPC program beyond what was previously contracted. We believe we will be able to build out in 2009 and 2010 approximately 60 additional megawatts under this program. Portions of the contract amendment are awaiting regulatory approval.

Updated Revenue Outlook

Based on our operating performance and the recent impact of the PJM rule change, we now expect revenue for full year 2008 of $80 million to $90 million. As previously disclosed in our Form 10-Q for quarter ended March 31, 2008, PJM unilaterally effected a regulatory rule change during the first quarter of 2008. As a result, revenues from economic, or voluntary, demand response open market programs in PJM have been negatively impacted during the latter part of the quarter ended June 30, 2008 and will continue to be negatively impacted by the rule change. This rule change did two things: (1) it reduced the economic incentive payable to end-user commercial and industrial or C&I customers and (2) altered the operating procedures for those customers by requiring more work for those customers in the administration process – both of which have resulted in reduced revenue for the Company.

The effects of this rule change are now becoming more apparent through the decreased participation by C&I customers during the summer months of June through September. It is during the summer months when the temperature tends to spike, and in turn, the prices for demand response increase, creating an incentive for those C&I customers to participate in the program. To date, we have not had the expected heat waves in the PJM territory. We previously anticipated those customers would participate at greater levels during the summer months and that the combination of greater program activity with higher prices would sufficiently offset any adverse impacts of the PJM rule change. Those customers are not participating at the same rate as expected. PJM is currently evaluating various proposals in regards to this rule change; however, we do not believe that there will be any 2008 revenue increase resulting from those proposals.

We remain focused on the following three long-term value creation metrics by which the company operates: (i) megawatts owned under long-term contracts, (ii) megawatts managed under open market programs, and (iii) future payments from long-term contracts. On these three measures, we have added significantly to these totals in the first six months of 2008:

•

Megawatts owned under long-term contracts with regulatory approval have increased by 222 megawatts during 2008, an increase of 46%. Our annual goal for megawatt growth is 250 to 300 megawatts added under new or expanded long-term contracts;

•	Megawatts managed in open market programs have increase by 435 megawatts during 2008, an increase of 94%. Our annual goal for megawatt growth is 400 to 500 megawatts added in open market programs; and

•

Future payments from long-term contracts increased by $119 million during 2008, an increase of 49%. Our annual goal for new additions to contracted future payments from long-term contracts is $150 million to $175 million.

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

Alternative Energy Resources Group

Our Alternative Energy Resources Group primarily offers peak and base load reduction programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. Under certain VPC programs, we maintain ownership of the underlying assets, while in others, ownership passes to the utility or the contract contains buy-out provisions at the end of the term. As of June 30, 2008, we had begun build-out of four residential and small commercial VPC programs. In addition to VPC programs, our Alternative Energy Resources Group provides permanent base load reduction programs. Our Alternative Energy Resources Group provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset. The Alternative Energy Resources Group also provides utilities marketing services on an outsourced basis.

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

Enerwise Group

Our Enerwise Group offers energy-related services for commercial and industrial end users comprising two principal offerings: demand response and energy and capacity services. The demand response services include the assessment of market opportunities in deregulated and unregulated markets, the performance of energy auditing and implementation strategies, and the management of our commercial and industrial VPC program with Pacific Gas & Electric. Like our residential VPC programs operated in our Alternative Energy Resources Group, all costs associated with acquiring commercial and industrial participants are expensed as incurred. In addition, the participant may be paid an annual or one-time incentive to enroll or participate in the one of the Enerwise programs. The incentive payments are recognized as a cost of revenue over the annual commitment period. These demand response services provide commercial and industrial consumers with an ability to participate in demand response programs offered in their area by utilities, independent system operators or in structured markets. The energy and capacity services include the upgrade and maintenance of power systems such as the implementation of power system distribution analysis, testing, maintenance, replacement or repair, engineering design and consulting, meter and sub-meter operations, and data management and analysis.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers in our Smart Grid Solutions Group, our Alternative Energy Resources Group, and our Enerwise Group. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts, and open market bidding programs. As of June 30, 2008, we estimated that our total payments to be received through 2018 were approximately $362 million. Of this amount, we expect payments of $41 million from our Smart Grid Solutions Group’s contracts, $274 million from our Alternative Energy Resources Group’s contracts, and $47 million from our Enerwise Group’s contracts. We have excluded any estimated payments from our 40 megawatt VPC contract with Southern California Edison, which is awaiting final regulatory approval.

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

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of June 30, 2008 represented contracted capacity of 587 megawatts, an increase of 155 megawatts compared to contracted capacity of 432 megawatts as of December 31, 2007. As of June 30, 2008, we had installed 231 megawatts of capacity. In calculating estimated $188 million of payments from our VPC contracts as of June 30, 2008, we have assumed that we will complete the build out of our remaining 356 megawatts by the end of 2011, reaching the full 587 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

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

•

Payments from long-term contracts include $7.1 million that we expect to recognize as revenue over the next six months, which we include in backlog. Payments from long-term contracts exclude $6.0 million of payments, which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next six months.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of June 30, 2008 represent potential base load contracted capacity of 114 megawatts. In calculating the estimated $97 million in payments from these contracts, we have assumed we will complete timely build-out of the entire megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term. Our expectations regarding the build out under our energy efficiency contracts is based on our experience to date.

Open Market Bidding Programs:

•

As of June 30, 2008, we had 205 megawatts bid into the capacity auction program with the PJM Interconnection, LLC. We currently expect to receive approximately $30 million in long term payments through the year 2010. In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial end users that we have currently enrolled in the auctions.

Other Contracts:

•

$31 million in payments expected to be received over the next eight years under a contract with Gulf Power Company to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	An estimated $4 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.

•	$6 million in payments expected to be received over the next three years under a contract with Tampa Electric Company to provide products and services.

•	$3 million in payments expected to be received over the next three years from our energy and capacity management services.

•	$3 million in payments expected to be received through 2010 related to our outsourced marketing programs.

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

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of June 30, 2008, we had contractual backlog of $84 million through June 30, 2009, with approximately 69% or $58 million to be fulfilled by December 31, 2008. As of June 30, 2007, we had contractual backlog of $33 million.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Revenue

The following table summarizes our revenues for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Segment Revenue:
Smart Grid Solutions Group	$5,110	$3,956	29%	$9,056	$8,868	2%
Alternative Energy Resources Group	1,778	663	168%	5,104	1,486	243%
Enerwise Group	2,633	—	*	5,814	—	*

Total	$9,521	$4,619	106%	$19,974	$10,354	93%

				June 30, 2008	December 31, 2007	Percent Change
Current Deferred Revenue				$16,615	$4,340	283%

*	- Not meaningful

For the three months ended June 30, 2008, we had revenues of $9.5 million compared to $4.6 million for the three months ended June 30, 2007, an increase of $4.9 million or 106%. Revenue for the three months ended June 30, 2008 included revenue of $3.5 million from our two acquisitions completed during the second half of 2007. For the six months ended June 30, 2008, we had revenues of $20.0 million compared to $10.4 million for the six months ended June 30, 2007, an increase of $9.6 million or 93%. Revenue for the six months ended June 30, 2008 included revenue of $9.3 million from our two acquisitions completed during the second half of 2007.

Smart Grid Solutions Group Revenue

Our Smart Grid Solutions Group had revenue of $5.1 million for the three months ended June 30, 2008 compared to $4.0 million for the three months ended June 30, 2007, an increase of $1.2 million or 29%. The increase in revenue was primarily due to a $0.9 million increase in digital control unit revenue, a $0.1 million increase in SuperStat revenue, and a $0.2 million increase in other products and services revenue. For the six month periods ended June 30, 2008 and 2007, our Smart Grid Solutions Group had revenue of $9.1 million and $8.9 million, respectively, an increase of $0.2 million or 2%. The increase in revenue was due to a $0.9 million increase in digital control unit revenue partially offset by a $0.4 million decrease in SuperStat revenue and a $0.3 million decrease in other products and services revenue.

Alternative Energy Resources Group Revenue

Our Alternative Energy Resources Group had revenue of $1.8 million for the three months ended June 30, 2008 compared to $0.7 million for the three months ended June 30, 2007, an increase of $1.1 million or

168%. The increase in revenue included $0.9 million in revenue from our base load energy efficiency programs, which were acquired as part of the Public Energy Solutions, or PES, acquisition in September 2007. Albeit our revenue increased compared to last year, the revenue for the three months ended was less than projected due to a delay in our customer’s acceptance of installations we had completed prior to June 30, 2008. For example, installations awaiting acceptance totaled $3.3 million as of June 30, 2008 compared to $1.2 million as of December 31, 2007. The remaining $0.2 million increase in revenue for the three months ended June 30, 2008 was due to our program management and marketing services.

For the six month periods ended June 30, 2008 and 2007, our Alternative Energy Resources Group had revenue of $5.1 million and $1.5 million, respectively, an increase of $3.6 million or 243%. The increase in revenue for the six months ended June 30, 2008 included $3.4 million from our base load energy efficiency programs and an increase of $0.2 million from our program management and marketing services.

As discussed above, we defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Accordingly, deferred revenue related to VPC contracts increased from $2.4 million as of December 31, 2007 to $13.2 million as of June 30, 2008, and deferred costs of revenue increased from $0.6 million as of December 31, 2007 to $2.9 million as of June 30, 2008.

Enerwise Group Revenue

The Enerwise Group was formed with our acquisition of Enerwise Global Technologies, Inc., or Enerwise, in July 2007. During the three months and six months ended June 30, 2008, the Enerwise Group had revenue of $2.6 million and $5.8 million, respectively. For the three months ended June 30, 2008, the Enerwise Group had revenue of $1.1 million from demand response services and $1.5 million from energy and capacity services. For the six months ended June 30, 2008, the Enerwise Group had revenue of $2.5 million from demand response services and $3.3 million from energy and capacity services.

Revenue from economic demand response programs was $0.1 million and $0.2 million in the three and six month periods ended June 30, 2008, respectively. Revenue from economic demand response programs in the comparable periods of 2007, before we acquired the Enerwise Group and before the PJM rule change, was $2.8 million and $5.3 million in the three and six month periods ended June 30, 2007. The decrease in demand response service revenue is directly related to the PJM rule change effected in 2008. As a result, revenues from economic, or voluntary, demand response open market programs in PJM have been negatively impacted during the latter part of the quarter ended June 30, 2008 and will continue to be negatively impacted by the rule change. This rule change did two things: (1) it reduced the economic incentive payable to end-user commercial and industrial or C&I customers and (2) altered the operating procedures for those customers by requiring more work for those customers in the administration process – both of which have resulted in reduced revenue for the Company.

For the three and six months ended June 30, 2008, we recognized $1.0 and $2.3 million in revenue, respectively, for the Enerwise Group’s demand response capacity program. This revenue related to the capacity year beginning June 1, 2007 and ending May 31, 2008. Following a clarification of the program rules by PJM, we have revised the attribution period for revenue related to the capacity program. See “Critical Accounting Policy.” During the capacity year ended May 31, 2008, we recognized revenue as monthly payments were received over the course of the full contract year. Prospectively, we will recognize revenue at the end of the June through September mandatory performance period. The revenue is expected to be fixed or determinable during the third quarter of each calendar year. As such, we do not expect the revenue recognized for the three and six month periods ended June 30, 2008 to be recurring in the comparable periods of future years.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin:
Smart Grid Solutions Group	$2,179	43%	$1,755	44%	$3,781	42%	$3,599	41%
Alternative Energy Resources Group	702	39%	318	48%	2,482	49%	615	41%
Enerwise Group	944	36%	—	NA	1,970	34%	—	NA

Total	$3,825	40%	$2,073	45%	$8,233	41%	$4,214	41%

As a percentage of revenue, total gross margin for the three months ended June 30, 2008 decreased to 40% from 45% for the three months ended June 30, 2007. The decrease was primarily due to the gross margin contributed from our base load energy efficiency programs in the Alternative Energy Resources Group as well as that contributed from our Enerwise Group. For the six months ended June 30, 2008, total gross margin remained consistent with June 30, 2007 at 41%, due mainly to an increase in gross margin in the Alternative Energy Resources Group offset by gross margin contributed from the Enerwise Group.

Smart Grid Solutions Group Gross Profit and Gross Margin

Gross profit from our Smart Grid Solutions Group was $2.2 million for the three months ended June 30, 2008 compared to $1.8 million for the three months ended June 30, 2007, an increase of $0.4 million or 24%. Increased revenue, mainly due to increased volume of product shipments, increased gross profit by $0.5 million. For the three months ended June 30, 2008, we shipped approximately 39,000 units compared to approximately 30,000 for the three months ended June 30, 2007. The increase in gross profit was partially offset by $0.1 million due to decreased gross margin from sales of lower margin product during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Gross profit for the Smart Grid Solutions Group was $3.8 million for the six months ended June 30, 2008 compared to $3.6 million for the six months ended June 30, 2007, an increase of $0.2 million or 5%. For the six months ended June 30, 2008, we shipped approximately 65,000 units compared to approximately 63,000 for the six months ended June 30, 2007, resulting in an increase of $0.1 million in gross profit due to the increased volume. In addition, a higher gross margin as a result of decreased costs of sales on products shipped increased gross profit by $0.1 million.

Alternative Energy Resources Group Gross Profit and Gross Margin

Gross profit for our Alternative Energy Resources Group was $0.7 million for the three months ended June 30, 2008 compared to $0.3 for the three months ended June 30, 2007, an increase of $0.4 million or 121%. Of the $0.4 million increase, $0.3 million is attributable to the base load energy efficiency programs operated by PES and $0.1 million is attributable to our program management and marketing services. Gross margin for the three months ended June 30, 2008 was 39% compared to a gross margin of 48% for the three months ended June 30, 2007, a decrease of 9% points. The decrease was mainly due to our base load energy efficiency programs that contributed gross margin of 29% in the three months ended June 30, 2008. The gross profit and margin for these programs vary depending on the nature of the project completed, which includes a range of lighting upgrades.

Gross profit for our Alternative Energy Resources Group was $2.5 million for the six months ended June 30, 2008 compared to $0.6 for the six months ended June 30, 2007, an increase of $1.9 million or 304%. Of the $1.9 million increase, $1.8 million is attributable to the base load energy efficiency programs operated by PES and an increase of $0.1 million is due to our program management and marketing services. Gross margin for the six months ended June 30, 2008 was 49% compared to a gross margin of 41% for the six months ended June 30, 2007, an increase of 8% points. The increase was mainly due to $0.9 million in revenue related to a non-recurring reduction of future liquidating damages for the base load efficiency programs that was recognized at 100% gross margin during the first quarter of 2008.

Enerwise Group Gross Profit and Gross Margin

During the three months and six months ended June 30, 2008, our Enerwise Group’s gross profit was $0.9 million and $2.0 million, respectively. For the three months ended June 30, 2008, the Enerwise Group had gross profit of $0.2 million from demand response services and $0.7 million from energy and capacity services. For the six months ended June 30, 2008, the Enerwise Group had gross profit of $0.6 million from demand response services and $1.4 million from energy and capacity services. Our Enerwise Group’s gross margin for its demand response services was approximately 20%. It is typical for commercial and industrial demand response programs to maintain lower gross margins due to the financial incentive paid to the participating businesses. Our Enerwise Group’s gross margin for its energy and capacity services was approximately 40% for the three months ended June 30, 2008 and 55% for the six months ended June 30, 2008. The gross margin for these services varies based on the nature of the project. For example, monitoring and analyzing meter data typically generates a higher gross margin than design and installation of an electrical generator.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2008	2007		2008	2007
Operating Expenses:
General and administrative expenses	$8,615	$4,513	91%	$16,916	$8,735	94%
Marketing and selling expenses	3,856	2,163	78%	7,880	4,062	94%
Research and development expenses	168	356	-53%	536	629	-15%
Amortization of intangible assets	656	5	*	1,312	28	*

Total	$13,295	$7,037	89%	$26,644	$13,454	98%

*	- Not meaningful

As of June 30, 2008, we had 333 employees, which included employees from our acquisitions of Enerwise and PES in the second half of 2007. As of June 30, 2007, we had 142 employees.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the three months ended June 30, 2008 compared to $4.5 million for the three months ended June 30, 2007, an increase of $4.1 million or 91%. The increase of $4.1 million was comprised of $2.0 million in expenses arising from the operations of our prior year acquisitions as well as an increase of $1.3 million in non-cash stock based compensation due to an increased number of award grants and an increase of $0.3 million in salaries and benefits, both excluding the increases associated with the acquisitions. In addition, there was an increase of $0.6 million in administration expenses related to the build-out of our VPC programs.

General and administrative expenses were $16.9 million for the six months ended June 30, 2008 compared to $8.7 million for the six months ended June 30, 2007, an increase of $8.2 million or 94%. The increase of $8.2 million was comprised of $3.7 million in expenses arising from the operations of our prior year acquisitions as well as an increase of $2.5 million in non-cash stock based compensation due to an increased number of award grants and an increase of $0.4 million in salaries and benefits, both excluding the increases associated with the acquisitions. In addition, there was an increase of $0.9 million in administration expenses related to the build-out of our VPC programs and $0.6 million in professional and insurance fees.

Marketing and Selling Expenses

Marketing and selling expenses were $3.9 million for the three months ended June 30, 2008 compared to $2.2 million for the three months ended June 30, 2007, an increase of $1.7 million or 78%. The increase of $1.7 million was due to $1.2 million in expenses arising from the operations of our prior year acquisitions.

In addition, there were increases of $0.3 million in non-cash stock based compensation due to an increased number of award grants and $0.3 million in salaries and benefits, both excluding the increases associated with the acquisitions.

Marketing and selling expenses were $7.9 million for the six months ended June 30, 2008 compared to $4.1 million for the six months ended June 30, 2007, an increase of $3.8 million or 94%. The increase of $3.8 million was due to $2.3 million in expenses arising from the operations of our prior year acquisitions. In addition, there were increases of $0.5 million in non-cash stock based compensation due to an increased number of award grants and $0.5 million in salaries and benefits, both excluding the increases associated with the acquisitions. There were increases of $0.2 million in VPC related marketing expense and $0.3 million in general marketing and advertising expense, primarily related to trade shows.

Although VPC revenue for the contract year was deferred during the three and six months ended June 30, 2008, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $0.5 million for both the three months ended June 30, 2008 and 2007. VPC customer acquisition costs were $1.1 million and $0.9 million for the six months ended June 30, 2008 and 2007, an increase of $0.2 million.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new Smart Grid products, specifically the development of products to support utility Advanced Metering Infrastructure. Research and development expenses were $0.2 million and $0.4 million for the three months ended June 30, 2008 and 2007, respectively, and $0.5 and $0.6 for the six months ended June 30, 2008 and 2007, respectively.

Amortization of Intangible Assets

Amortization of intangible assets increased from $5,000 to $0.7 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2008 and from $28,000 to $1.3 million for the six months ended June 30, 2007 as compared to the six months ended June 30, 2008. The increase in amortization of intangible assets for both the three and six month periods, year over year, was due to the acquisitions of Enerwise, and PES during the second half of 2007, which resulted in the addition of $16.4 million of finite-lived intangible assets.

Interest and Other Expense (Income), Net

Net interest expense increased to $7,000 for the three months ended June 30, 2008 compared to net interest income of $0.7 million for the three months ended June 30, 2007. The increase of $0.7 million in expense was mainly due to the expense related to the subordinated convertible promissory notes issued in connection with our acquisitions in the second half of 2007. Interest income for the six months ended June 30, 2008 and June 30, 2007 was $0.2 million and $0.4 million, respectively. The decrease of $0.2 million was mainly due to interest expense related to our debt partially offset by interest earned on our investments.

Income Taxes

A provision of $0.1 and $0.2 million was recorded during the three and six months ended June 30, 2008 related to a deferred tax liability. A provision of $7,000 and $14,000 was recorded for the three and six months ended June 30, 2007 related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of June 30, 2008 or June 30, 2007.

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

The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended June 30,		Percent Change
	2008	2007
Operating activities	$(15,876)	$(3,268)	386%
Investing activities	876	(64,832)	-101%
Financing activities	3,299	88,280	-96%

Net change in cash and cash equivalents	$(11,701)	$20,180	-158%

Cash Flows Used in Operating Activities

Cash used in operating activities of $15.9 million for the six months ended June 30, 2008 included the effects of:

•	our net loss of $18.4 million;

•	stock-based compensation expense of $3.8 million;

•	an increase of $3.3 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from VPC customers;

•

an increase of $11.7 million in deferred revenue and $2.8 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

•

a decrease in accounts payable, accrued expenses, and other liabilities of $6.3 million due to the payment of $1.8 million to one of our VPC customers for the annual settlement for contract year 2007 and timing of payments to our vendors.

Cash used in operating activities of $3.3 million for the six months ended June 30, 2007 included the effects of:

•	our net loss of $8.9 million;

•	stock-based compensation expense of $0.7 million;

•	a decrease of $0.1 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from VPC customers; and

•

an increase of $8.3 million in deferred revenue and $1.3 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter).

Cash Flows Provided By (Used In) Investing Activities

Cash provided by and used in investing activities was $0.9 million and $64.8 million for the six months ended June 30, 2008 and 2007, respectively. Cash flows provided by (used in) investing activities consisted of the following:

•	capital expenditures of $3.2 million and $1.7 million for the six months ended June 30, 2008 and 2007, respectively;

•	purchases of marketable securities of $22.8 million and $64.3 million for the six months ended June 30, 2008 and 2007, respectively;

•	maturities of marketable securities of $29.5 million and $1.5 million for the six months ended June 30, 2008 and 2007;

•

an increase of $2.5 million in restricted cash during the six months ended June 30, 2008 primarily due to $3.1 million in payment of financial assurance required by two of our utility customers partially offset by the expiration of a letter of credit that was cash collateralized; and

•	payment of acquisition costs of $0.3 million during the six months ended June 30, 2007.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. Our Alternative Energy Resources Group purchases demand response equipment from our Smart Grid Solutions Group. These assets are initially classified as inventory when purchased by the Smart Grid Solutions Group. When transferred to the Alternative Energy Resources Group, they remain classified as inventory until they are deployed to service for a VPC program, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $2.0 million and $0.4 million for the six months ended June 30, 2008 and 2007, respectively.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $3.3 million and $88.3 million for the six months ended June 30, 2008 and 2007, respectively. Cash flows provided by financing activities consisted of the following:

•	cash of $0.2 million and $1.2 million from the exercise of stock-based awards during the periods ended June 30, 2008 and 2007, respectively;

•	cash of $3.7 and $1.6 million from borrowings under our debt facilities during the periods ended June 30, 2008 and 2007, respectively;

•	payment of $0.6 in offering costs and proceeds of $86.8 million from our initial public offering during the periods ended June 30, 2008 and 2007, respectively; and

•	payment of $1.3 million of debt issuance costs during the period ended June 30, 2007.

Indebtedness

Our senior loan agreement matured, according to its terms, during the six months ended June 30, 2008 and we elected to not renew or extend its terms. We had no borrowings under the senior loan agreement at the time of its maturity.

On March 14, 2008, the holder of our then-outstanding subordinated convertible debt converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

As of June 30, 2008, $20.1 million of our outstanding debt is due within the next twelve months. $20.0 million of this balance relates to subordinated convertible promissory notes issued in connection with our 2007 acquisitions of Enerwise Global Technologies, Inc. and Public Energy Solutions. We are currently evaluating alternatives available to us to either refinance this debt or extend the repayment terms of the debt. In the event we are unable to refinance or extend the debt repayment terms, we would expect to repay the $20.0 million of subordinated convertible promissory notes from cash and marketable securities currently on hand.

Letters of Credit

Our credit agreement provides for the total issuance of up to $3.0 million of letters of credit. As of June 30, 2008, we had $2.3 million face value of irrevocable letters of credit outstanding under the agreement.

Capital Spending

As of June 30, 2008, our VPC programs had installed capacity of 231 megawatts. Our existing VPC contracts as of June 30, 2008 provided for a potential contracted capacity of 587 megawatts. We expect to incur approximately $26 million in capital expenditures over the next five years to build out the remaining 356 megawatts under our existing VPC programs as of June 30, 2008, of which $5 million is anticipated to be incurred through December 31, 2008. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the three and six month periods indicated is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(9,615)	$(4,371)	$(18,437)	$(8,886)
Depreciation and amortization	856	127	1,687	268
Interest expense (income), net	7	(668)	(201)	(439)
Provision for income taxes	78	7	170	14

EBITDA	(8,674)	(4,905)	(16,781)	(9,043)
Non-cash stock compensation expense	1,899	552	3,752	677

Adjusted EBITDA	$(6,775)	$(4,353)	$(13,029)	$(8,366)

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue arises in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of June 30, 2008, there were no material contingencies requiring accrual or disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Except as noted below, during the quarter ended June 30, 2008, there were no material changes to our critical accounting policies, which are described in the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 25, 2008.

The Company records revenue from capacity programs with independent service operators, mainly PJM Interconnection or PJM. The PJM capacity year spans from June 1st to May 31st annually. For participation, the Company receives cash payments on a monthly basis in the capacity year. Participation in the capacity program requires the Company to respond to requests from PJM to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. In accordance with SAB 104, the annual payments for a capacity year are recognized during the mandatory performance period, once the revenue is fixed or determinable, which is expected to be during the third quarter of each calendar year.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included elsewhere in this report.

Item 3:	Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that there have been no significant changes from December 31, 2007 during the quarter ended June 30, 2008.

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

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of June 30, 2008, there were no material contingencies arising from legal proceedings requiring accrual or disclosure.

Item 1A:	Risk Factors

Except as noted below, during the quarter ended June 30, 2008, there were no material changes to the Risk Factors relevant to our operations, which are described in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 25, 2008.

You should carefully consider the risks described in the risk-factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 25, 2008, and the additional risk factors below before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Annual Report on Form 10-K or the additional risk factors below could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

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

We derive substantially all of our revenues from the sale of products and services, directly or indirectly, to the electric utility industry and power pool markets. In relation to our electric utility customers, purchases of our products or services by electric utilities may be deferred or cancelled as a result of many factors, including consolidation among electric utilities, changing governmental or grid operator regulations, weather conditions, rising interest rates, reduced electric utility capital spending and general economic downturns. In addition, a significant amount of revenues generated by our Smart Grid Solutions Group is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts. These revenues are particularly susceptible to variability based on changes in the spending patterns of our utility customers.

The power pool markets in which we participate could be materially altered including, without limitation, by governmental or grid operator rule changes, in ways that negatively affect our ability to participate and, in turn, decrease revenues. For example, these markets typically utilize short-term contracts and often have price volatility. Prices in these markets typically fall whenever capacity providers place excessive amounts of capacity for auction in these markets. If prices decline below the point at which customers who typically participate in these programs recognize a benefit from participating or if they decide to participate with another provider, we would no longer be able to enroll these customers, which could result in us recognizing lower than expected revenues.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2008.

During the fiscal year 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million. We utilized $34 million for our two acquisitions completed during 2007, $5 million as cash collateral for certain performance guarantees, $1 million to pay the then outstanding balance on our senior loan agreement, $3 million for payment of employee taxes due to net settlement of stock option exercises, $1 million for non-financed capital expenditures, and $15 million to fund the operations of our business and for general corporate purposes. We plan to use the remaining proceeds to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions, and for other general corporate purposes. We have invested the majority of remaining proceeds in marketable securities, pending their use.

The shares surrendered by employees to satisfy tax withholding obligations during the quarter ended June 30, 2008 are set forth below.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 1 – April 30, 2008	—	NA
May 1 – May 31, 2008	1,546	$14.00
June 1 – June 30, 2008	445	$11.04

(1)	Represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock pursuant to the 2006 Long-Term Incentive Plan.

Item 4:	Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Stockholders of Comverge, Inc. was held on May 7, 2008. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)	The election of one Class I director named below to serve until the 2011 Annual Meeting of Stockholders. There was no solicitation in opposition to the nominee listed in the proxy statement, and the nominee was elected.

	Votes
Nominee	For	Withheld
Alec G. Dreyer	17,813,145	213,788

(b)	To approve the Amended and Restated Comverge, Inc. 2006 Long-term Incentive Plan.

Votes
For	Withheld	Abstain	Broker Non-Votes
12,050,919	3,918,547	11,289	2,046,179

(c)	To ratify the appointment of PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes
For	Withheld	Abstain
17,975,379	21,495	30,059

Item 6:	Exhibits

The following documents are filed as exhibits to this report:

31.1	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Executive Officer
31.2	Rule 13a-15(e)/ 15d-15(e) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Item 7: Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

August 12, 2008	/s/ Robert M. Chiste
(Date)	Robert M. Chiste
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2008	/s/ Michael D. Picchi
(Date)	Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)