Form 10-Q
period 2008-09-30
Comverge, Inc.
filed 2008-11-12
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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
Large accelerated filer  ☐   Accelerated filer   ☐    Non-accelerated filer   ☒   Smaller Reporting Company   ☐                     (Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒
There were 21,961,660 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on November 5, 2008.

Comverge, Inc.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$28,655	$39,755
Restricted cash	2,207	2,151
Marketable securities	28,865	33,174
Accounts receivable, net	24,074	12,194
Inventory, net	4,168	2,988
Deferred costs	5,829	1,615
Other current assets	1,639	2,841
Total current assets	95,437	94,718

Restricted cash	880	214
Property and equipment, net	19,865	14,011
Intangible assets, net	9,225	18,828
Goodwill	8,179	74,369
Other assets	828	1,005
Total assets	$134,414	$203,145

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	4,333	4,571
Deferred revenue	20,113	4,340
Accrued expenses	11,815	3,976
Current portion of long-term debt	20,035	-
Other current liabilities	4,900	7,131
Total current liabilities	61,196	20,018

Long-term liabilities
Deferred revenue	1,555	1,697
Long-term debt	9,778	26,337
Other liabilities	2,099	2,462
Total long-term liabilities	13,432	30,496

Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 15,000,000	-	-
shares; no shares issued and outstanding as of September 30, 2008 and December 31, 2007
Common stock, $0.001 par value per share, authorized 150,000,000 shares;	22	21
issued 21,938,914 and outstanding 21,931,467 shares as of September 30, 2008 and 20,893,336 issued and outstanding shares as of December 31, 2007
Additional paid-in capital	219,132	211,403
Common stock held in treasury, at cost, 7,447 and no shares as of September	(64)	-
30, 2008 and December 31, 2007, respectively
Accumulated deficit	(159,030)	(58,824)
Accumulated other comprehensive income (loss)	(274)	31
Total shareholders’ equity	59,786	152,631
Total liabilities and shareholders’ equity	$134,414	$203,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Product	$4,796	$3,717	$12,247	$10,854
Service	19,489	6,291	32,012	9,508
Total revenue	24,285	10,008	44,259	20,362

Cost of revenue
Product	2,973	2,281	7,672	6,965
Service	14,060	4,599	21,102	6,055
Total cost of revenue	17,033	6,880	28,774	13,020

Gross profit	7,252	3,128	15,485	7,342
Operating expenses
General and administrative expenses	9,507	5,722	26,423	14,457
Marketing and selling expenses	4,314	2,687	12,194	6,749
Research and development expenses	140	190	676	819
Amortization of intangible assets	610	280	1,922	308
Impairment charges	75,432	-	75,432	-

Operating loss	(82,751)	(5,751)	(101,162)	(14,991)

Interest expense (income), net	171	(469)	(30)	(908)
Other expense (income), net	(13)	7	44	78

Loss before income taxes	(82,909)	(5,289)	(101,176)	(14,161)

Provision (benefit) for income taxes	(1,140)	7	(970)	21

Net loss	$(81,769)	$(5,296)	$(100,206)	$(14,182)

Net loss per share
Basic and diluted	$(3.85)	$(0.28)	$(4.75)	$(1.12)

Weighted average shares used in computation	21,258,430	19,105,624	21,101,887	12,714,474

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands, except share data)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net loss	$(100,206)	$(14,182)
Adjustments to reconcile net loss to net cash (provided by) used in operating activities
Depreciation	664	410
Amortization of intangible assets	1,922	308
Stock-based compensation	5,416	1,542
Impairment charges	75,432	-
Amortization of debt issuance costs	159	173
Accretion of marketable securities	(180)	(357)
Other	(672)	49
Changes in operating assets and liabilities
Accounts receivable, net	(12,052)	(2,399)
Inventory, net	(4,155)	(885)
Prepaid expense, deferred costs and other assets	(1,847)	(1,517)
Accounts payable	(238)	(1,670)
Accrued expenses and other liabilities	6,572	2,393
Deferred revenue	15,631	12,190
Net cash used in operating activities	(13,554)	(3,945)
Cash flows from investing activities
Changes in restricted cash	(722)	-
Cash paid for acquisitions, net of cash acquired	(48)	(23,791)
Purchases of marketable securities	(31,642)	(73,193)
Maturities of marketable securities	35,826	40,800
Purchases of property and equipment	(6,258)	(2,306)
Net cash used in investing activities	(2,844)	(58,490)
Cash flows from financing activities
Proceeds from exercises of stock options	354	1,206
Borrowings under credit agreement	5,598	3,394
Repayment of senior loan agreement	-	(1,000)
Net proceeds (payments) from issuance of common stock	(614)	86,400
Payment of employee taxes due to net settlement stock option exercises	(40)	-
Payment of debt issuance costs	-	(1,274)
Net cash provided by financing activities	5,298	88,726

Net change in cash and cash equivalents	(11,100)	26,291
Cash and cash equivalents at beginning of period	39,755	3,774
Cash and cash equivalents at end of period	$28,655	$30,065

Cash paid for interest	$1,339	$692
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$339	$107
Decrease in inventory due to transfer to fixed assets	$(2,935)	$(483)
Subordinated convertible notes issued in connection with business acquisitions	$-	$20,000
Common stock issued as consideration in business acquisitions	$-	$37,997
Common stock issued on conversion of convertible debt	$1,900	$1,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) smart grid solutions to utilities and other energy customers consisting of demand response systems comprised of hardware, software and installation services, (ii) electric capacity to utility customers during periods of peak energy demand as well as base load reduction, and (iii) energy management and demand response solutions for large commercial and industrial consumers. The Company operates in three operating segments: the Utility Products and Services segment (formerly known as the Smart Grid Solutions Group), Residential Business segment (formerly known as the Alternative Energy Resources Group), and Commercial and Industrial Business segment (formerly known as the Enerwise Group).

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2007 filed on Form 10-K filed on March 25, 2008.

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

In accordance with SAB 104, the Company defers revenue and associated cost of revenue related to certain residential and small commercial long-term VPC contracts until such time as the annual contract payment is fixed and determinable. Revenue is invoiced on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

The current deferred revenue and deferred cost of revenue as of September 30, 2008 and December 31, 2007 are provided below:

	September 30,	December 31,
	2008	2007
Deferred revenue:
VPC contract related	$17,681	$2,433
Other	2,432	1,907
Current deferred revenue	$20,113	$4,340

Deferred cost of revenue:
VPC contract related	$4,323	$640
Other	1,506	975
Current deferred cost of revenue	$5,829	$1,615

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

The Company enters into agreements to provide demand response and capacity event services. The demand response contracts require the Company to provide electric capacity through demand reduction to utility end customers when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

The Company records revenue from capacity programs with independent service operators. The capacity year for our primary capacity program spans from June 1st to May 31st annually. For participation, the Company receives cash payments on a monthly basis in the capacity year. Participation in the capacity program requires the Company to respond to requests from the service operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. In accordance with SAB 104, the annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable.

Capacity event services revenue is contingent revenue earned based upon the actual amount of energy provided during the capacity event. Contingent revenue from capacity events is recognized when the capacity amount and therefore the related revenue is fixed and determinable.

The Company sells hardware products directly to utilities for use and deployment by the utility. In addition, it provides installation services under a long-term service contract with one of the Company’s customers. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and all other criteria of SAB 104 have been met.

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

The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(81,769)	$(5,296)	$(100,206)	$(14,182)
Unrealized gain/(loss) on marketable securities	(256)	38	(305)	20
Comprehensive loss	$(82,025)	$(5,258)	$(100,511)	$(14,162)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three and nine months ended September 30, 2008, the Company had two customers which accounted for 64% and 48% of the Company’s revenue, respectively. The total accounts receivable from these two customers was $10,686 as of September 30, 2008, or 44% of net accounts receivable outstanding. During the three and nine months ended September 30, 2007, the Company had one and two customers which accounted for 32% and 28% of the Company’s revenue, respectively. No other customer accounted for more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2008 and 2007.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measurements in financial statements, but standardizes its definition and guidance in U.S. GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement, based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to an entity’s own fair value assumptions about market participant assumptions as the lowest level. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, to defer the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company adopted SFAS No. 157 as it applies to its financial assets and liabilities effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The Company does not expect this standard to have a material impact on its financial position or results of operations.

In October 2008, the FASB issued FSP 157-3 to clarify the application of SFAS No. 157 in a market that is not active and provide an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP 157-3 is effective upon issuance. The Company does not believe the standard to impact the financial statements presented.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and nine month periods ended September 30, 2008 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	September 30,	September 30,
	2008	2007

Subordinated debt convertible to common stock	577,255	997,198
Contingently issuable shares	11,945	-
Unvested restricted stock awards	631,764	44,667
Outstanding options	1,881,468	2,152,733
Outstanding warrant	-	250,000
Total	3,102,432	3,444,598

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
	Amortized	Unrealized	Unrealized	Fair	Cash and	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities

Money market funds	$17,376	$-	$-	$17,376	$16,026	$1,350
Commercial paper	9,041	-	(2)	9,039	1,298	7,741
Corporate debentures/bonds	20,046	1	(273)	19,774	-	19,774
Total	$46,463	$1	$(275)	$46,189	$17,324	$28,865

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair	Cash and	Marketable
	Cost	Gains	Losses	Value	Equivalents	Securities

Money market funds	$25,649	$-	$-	25,649	$25,649	$-
Commercial paper	17,132	6	(1)	17,137	7,881	9,256
Corporate debentures/bonds	23,892	35	(9)	23,918	-	23,918
Total	$66,673	$41	$(10)	66,704	$33,530	$33,174

Realized gains and losses to date have not been material. Interest income for the three and nine months ended September 30, 2008 was $422 and $1,633, respectively.

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Money market funds	$17,376	$17,376	$-	$-
Commercial paper	9,039	9,039	-	-
Corporate debentures/bonds	19,774	19,774	-	-
Total	$46,189	$46,189	$-	$-

5.	Inventory, net

Inventory as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Raw materials and supplies	$611	$507
Finished goods	3,557	2,481
Total inventory, net	$4,168	$2,988

As of September 30, 2008 and December 31, 2007, there were provisions of $172 and $149, respectively, for inventory identified as slow-moving, obsolete or unusable.

6.	Goodwill and Other Intangible Assets

During the third quarter of 2008, the Company reassessed the outlook for the Enerwise segment and evaluated the potential impairment of the goodwill and other intangible assets of Enerwise in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142 Goodwill and Other Intangible Assets.  The Company retained an independent appraisal firm to perform valuations and review the Enerwise trade name, customer relationship and goodwill balances for impairment.  Based on the results of these assessments, the Company recorded the $75.4 million non-cash impairment charges of goodwill and certain intangible assets in the third quarter of 2008, as discussed and presented below.

	Estimated	As of September 30, 2008
	Useful Life	Gross	Accumulated	Impairment	Net
	(in years)	Amount	Amortization	Charge	Amount

Goodwill	Indefinite	$75,923	$-	$(67,744)	$8,179
Trade names and trademarks	Indefinite	2,758	-	(2,758)	-
Non-compete agreements	Indefinite	456	-	-	456
Acquired technology	3-4	2,839	(919)	-	1,920
Patents	4-14	305	(140)	-	165
Customer relationships and contracts	5-10	13,646	(2,032)	(4,930)	6,684
		$95,927	$(3,091)	$(75,432)	$17,404

Goodwill

In the Enerwise operating segment, a rule change for economic demand response programs in a certain market during the third quarter caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, the Company determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the Enerwise operating segment of $67.7 million to reflect the carrying value in excess of the fair value. This charge is presented separately in the line item “Impairment charges” included on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

Indefinite-lived intangible assets

As a part of the reorganization announced on September 12, 2008, the Company made the decision to no longer use the Enerwise trade name. Accordingly, the Company recorded a $2.8 million non-cash impairment charge related to the Enerwise trade name during the third quarter of 2008. This charge is presented separately in the line item "Impairment charges" included on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

As a result of the impairment, the Company reversed a deferred tax liability of $1.1 million associated with the Enerwise trade name. The impact of the reversal resulted in an income tax benefit recorded in the three and nine months ended September 30, 2008.

Other intangible assets

Contemporaneous with the Company's interim goodwill impairment test, the Company also performed an analysis of the potential impairment and reassessed other identified intangible assets within the Enerwise operating segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, the Company recorded a non-cash impairment charge of $4.9 million to reduce the carrying value to the calculated fair value. This charge is included in the line item “Impairment charges” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

Total estimated amortization expense for the next five years is as follows:

Year Ended December 31,
2008	2,445
2009	2,059
2010	2,059
2011	1,755
2012	1,087
Thereafter	1,286

7.	Long-Term Debt

The Company’s senior loan agreement matured, according to its terms, during the nine months ended September 30, 2008. The Company did not renew or extend the senior loan agreement and there were no borrowings under the senior loan agreement at the time of its maturity.

On March 14, 2008, the holder of our then-outstanding subordinated convertible debt converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

Long-term debt as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Credit agreement with a U.S. Corporation, collateralized by all of Alternative
Energy Resources, Inc.'s assets, expiring January 2014, interest payable at a variable rate (6.80% and 7.45% as of September 30, 2008 and December 31, 2007)	$10,035	$4,437
Subordinated convertible debt, collateralized by a second lien on substantially
all of the Company's assets not related to Alternative Energy Resources, Inc., maturing in June 2010, converted to equity and terminated in March 2008, interest payable monthly at a variable rate of interest (7.70% as of December 31, 2007)	NA	1,900
Subordinated convertible promissory notes, maturing in March and April 2009,
interest payable quarterly at 5.5% per annum, issued in connection with the acquisitions of Enerwise Global Technologies, Inc. and Public Energy Solutions	19,778	20,000
Total debt	29,813	26,337
Less: Current portion of long-term debt	(20,035)	-
Total long-term debt	$9,778	$26,337

8.	Warrants

In February 2006, the Company entered into a strategic marketing and development agreement with a significant investor in the then outstanding Series C convertible preferred stock. As part of the agreement, the investor was given a warrant to purchase 250,000 shares of Series C convertible preferred stock. The agreement, in conjunction with the initial public offering, was amended to provide for conversion into common stock. In August 2008, the warrant expired pursuant to the terms of the agreement, as amended.

9.	Stock-Based Compensation

The Company’s 2006 Long-Term Incentive Plan, as amended, (“2006 LTIP”) was approved by the Company’s stockholders in May 2008 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant. As of September 30, 2008, 2,124,812 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2008 was $1,664 and $5,416 respectively.

A summary of the Company’s stock option activity for the nine months ended September 30, 2008 is presented below:

		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices

Outstanding as of December 31, 2007	1,799,852	$13.44	$0.58-$34.23
Granted	398,823	$13.15	$8.85-$19.46
Exercised	(223,116)	$1.54	$0.58-$10.34
Cancelled	(846)	$21.19	$0.58-$23.54
Forfeited	(93,245)	$22.06	$0.58-$34.23
Oustanding as of September 30, 2008	1,881,468	$14.36	$0.58-$34.23
Exercisable at end of period	649,215	$11.51	$0.58-$34.23

	Outstanding as of September 30, 2008			Exercisable as of September 30, 2008
			Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price per	Number	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Share
	(In Shares)	(In Years)		(In Shares)

$0.58 - $0.82	409,947	3.8	$0.75	213,276	$0.72
$2.40 - $3.18	69,624	3.1	$2.79	51,511	$2.65
$4.00	51,827	4.5	$4.00	41,303	$4.00
$8.00-$8.85	83,658	5.9	$8.40	20,368	$8.00
$10.34 - $14.09	359,699	6.3	$12.47	53,644	$11.76
$14.10	18,250	5.5	$14.10	6,844	$14.10
$18.00 - $23.53	550,827	5.5	$18.09	161,231	$18.03
$23.54	21,576	5.3	$23.54	15,732	$23.54
$23.55 - $36.00	316,060	5.7	$32.88	85,306	$33.42
	1,881,468	5.2	$14.36	649,215	$11.51

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

Nine months ended
September 30, 2008

Risk-free interest rate	2.62%
Expected term of options, in years	4.5
Expected annual volatility	70%
Expected dividend yield	0%

The weighted average grant-date fair value of 398,823 options granted during the nine month period ended September 30, 2008 was $7.45.

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2008 is presented below:

		Weighted
		Average
	Number	Grant Date
	of	Fair Value
	Shares	Per Share

Outstanding as of December 31, 2007	101,773	$24.02
Granted	570,193	$9.87
Converted	(29,403)	$19.95
Cancelled	-	NA
Forfeited	(10,161)	$28.71
Outstanding as of September 30, 2008	632,402	$11.38
Vested at end of period	638	$23.52

During the nine months ended September 30, 2008, the Company granted 570,193 restricted stock awards. Of these awards, 525,000 shares were granted with service and market conditions. For awards with market conditions, the Company utilized a lattice model to estimate the award fair value and the derived service period.
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

10.	Segment Information

As of September 30, 2008, the Company had three operating and reportable segments: the Utility Products and Services segment (formerly the Smart Grid Solutions Group), the Residential Business segment (formerly the Alternative Energy Resources Group), and the Commercial and Industrial Business segment (formerly the Enerwise Group). The Utility Products and Services segment sells hardware, software and installation services to utilities that elect to own and operate demand response networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or base load efficiency. The Residential Business segment also provides utilities with program management and marketing services on an outsourced basis. The Commercial and Industrial Business segment provides energy infrastructure management, demand response and renewable energy services and technologies that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Residential Business segment either purchases demand response hardware and software from the Utility Products and Services segment or directly from the Company’s third party manufacturer. All inter-operating segment revenues are eliminated in consolidation. Substantially all of our revenues are generated with domestic customers. The Utility Products and Service segment’s product and service cost of revenue include materials, labor and overhead. Within the Residential Business segment, cost of revenue is based on operating costs of the demand response networks, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network, and build-out costs of the base load efficiency networks, primarily lighting costs and installation services related to energy efficiency upgrades. Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

Corporate operating expenses are not allocated to the operating segments nor included in the measure of segment profit or loss. The Company does not allocate assets and liabilities to its operating segments for management decision-making purposes. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

The following tables present operating results for each of the Company’s operating segments:

	Nine Months Ended September 30, 2008
	Utility		Commerical
	Products		and	Corporate
	and	Residential	Industrial	Unallocated	Elimina-
	Services	Business	Business	Costs	tions	Total
Revenue
Product	$13,757	$-	$-	$-	$(1,510)	$12,247
Service	2,583	10,680	18,749	-	-	32,012
Total revenue	16,340	10,680	18,749	-	(1,510)	44,259
Cost of revenue
Product	8,729	-	-	-	(1,057)	7,672
Service	995	5,784	14,323	-	-	21,102
Total cost of revenue	9,724	5,784	14,323	-	(1,057)	28,774
Gross profit	6,616	4,896	4,426	-	(453)	15,485
Operating expenses
General and administrative expenses	4,389	9,652	3,467	8,915	-	26,423
Marketing and selling expenses	1,901	5,067	2,819	2,407	-	12,194
Research and development expenses	676	-	-	-	-	676
Amortization of intangible assets	-	838	1,070	14	-	1,922
Impairment charges	-	-	75,432	-	-	75,432
Total operating expenses	6,966	15,557	82,788	11,336	-	116,647
Operating loss	(350)	(10,661)	(78,362)	(11,336)	(453)	(101,162)
Other/interest expense (income), net	-	586	(11)	(561)	-	14
Loss before income taxes	$(350)	$(11,247)	$(78,351)	$(10,775)	$(453)	$(101,176)

	Nine Months Ended September 30, 2007
	Utility		Commerical
	Products		and	Corporate
	and	Residential	Industrial	Unallocated	Elimina-
	Services	Business	Business	Costs	tions	Total
Revenue
Product	$12,267	$-	$-	$-	$(1,413)	$10,854
Service	2,762	2,167	4,579	-	-	9,508
Total revenue	15,029	2,167	4,579	-	(1,413)	20,362
Cost of revenue
Product	7,948	-	-	-	(983)	6,965
Service	1,166	1,400	3,489	-	-	6,055
Total cost of revenue	9,114	1,400	3,489	-	(983)	13,020
Gross profit	5,915	767	1,090	-	(430)	7,342
Operating expenses
General and administrative expenses	3,770	4,575	938	5,174	-	14,457
Marketing and selling expenses	1,680	3,233	361	1,475	-	6,749
Research and development expenses	819	-	-	-	-	819
Amortization of intangible assets	-	-	276	32	-	308
Impairment charges	-	-	-	-	-	-
Total operating expenses	6,269	7,808	1,575	6,681	-	22,333
Operating loss	(354)	(7,041)	(485)	(6,681)	(430)	(14,991)
Other/interest expense (income), net	12	412	(22)	(1,232)	-	(830)
Loss before income taxes	$(366)	$(7,453)	$(463)	$(5,449)	$(430)	$(14,161)

	Three Months Ended September 30, 2008
	Utility		Commerical
	Products		and	Corporate
	and	Residential	Industrial	Unallocated	Elimina-
	Services	Business	Business	Costs	tions	Total
Revenue
Product	$5,415	$-	$-	$-	$(619)	$4,796
Service	979	5,577	12,933	-	-	19,489
Total revenue	6,394	5,577	12,933	-	(619)	24,285
Cost of revenue
Product	3,404	-	-	-	(431)	2,973
Service	418	3,165	10,477	-	-	14,060
Total cost of revenue	3,822	3,165	10,477	-	(431)	17,033
Gross profit	2,572	2,412	2,456	-	(188)	7,252
Operating expenses
General and administrative expenses	1,505	3,788	1,144	3,070	-	9,507
Marketing and selling expenses	583	2,090	1,075	566	-	4,314
Research and development expenses	140	-	-	-	-	140
Amortization of intangible assets	-	279	325	6	-	610
Impairment charges	-	-	75,432	-	-	75,432
Total operating expenses	2,228	6,157	77,976	3,642	-	90,003
Operating income (loss)	344	(3,745)	(75,520)	(3,642)	(188)	(82,751)
Other/interest expense (income), net	-	189	7	(38)	-	158
Income (loss) before income taxes	$344	$(3,934)	$(75,527)	$(3,604)	$(188)	$(82,909)

	Three Months Ended September 30, 2007
	Utility		Commerical
	Products		and	Corporate
	and	Residential	Industrial	Unallocated	Elimina-
	Services	Business	Business	Costs	tions	Total
Revenue
Product	$4,066	$-	$-	$-	$(349)	$3,717
Service	1,031	694	4,566	-	-	6,291
Total revenue	5,097	694	4,566	-	(349)	10,008
Cost of revenue
Product	2,491	-	-	-	(210)	2,281
Service	581	531	3,487	-	-	4,599
Total cost of revenue	3,072	531	3,487	-	(210)	6,880
Gross profit	2,025	163	1,079	-	(139)	3,128
Operating expenses
General and administrative expenses	1,190	1,847	899	1,786	-	5,722
Marketing and selling expenses	554	1,292	314	527	-	2,687
Research and development expenses	190	-	-	-	-	190
Amortization of intangible assets	-	-	276	4	-	280
Impairment charges	-	-	-	-	-	-
Total operating expenses	1,934	3,139	1,489	2,317	-	8,879
Operating income (loss)	91	(2,976)	(410)	(2,317)	(139)	(5,751)
Other/interest expense (income), net	12	155	(22)	(607)	-	(462)
Income (loss) before income taxes	$79	$(3,131)	$(432)	$(1,710)	$(139)	$(5,289)

11.	Subsequent Events

On November 6, 2008, Comverge, Inc. and its wholly-owned subsidiaries Enerwise Global Technologies, Inc.; Comverge Giants, Inc.; Public Energy Solutions, LLC; Public Energy Solutions NY LLC; and Clean Power Markets, Inc. entered into a $25 million secured revolving credit and term loan facility (the “Facility”) with Silicon Valley Bank (the “Lender”). The Facility provides a $10 million revolver (the “Revolver Facility”) for borrowings to fund working capital and other corporate purposes and a $15 million term loan (the “Term Loan Facility”) to repay maturing convertible notes on or before April 1, 2009. The interest on revolving loans under the Facility will accrue, at the Company’s election, at either (i) the Lender’s prime rate plus 0.25% or (ii) 30, 60, or 90-day LIBOR plus 2.75%. The interest on term advances under the Facility will accrue, at the Company’s election, at either (i) the Lender’s prime rate plus 0.50% or (ii) 30, 60, or 90-day LIBOR plus 3.00%. The obligations under the Facility are secured by all assets of Comverge, Inc. and its borrower subsidiaries. The Revolver Facility terminates and all amounts outstanding thereunder are due and payable in full on November 6, 2011, and the Term Loan Facility becomes payable over 54 months beginning April 1, 2009 and matures on December 31, 2013.

The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, Comverge, Inc. stock,  consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.

The Facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Facility may be accelerated.

On November 7, 2008, the Company paid $2.8 million in subordinated convertible promissory notes.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 25, 2008, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q filed in 2008. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 25, 2008 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. We provide electric capacity to our customers either through long-term contracts where we actively manage demand or by selling our demand response systems to utilities that operate them. As of September 30, 2008, we owned or managed 2,037 megawatts.

We provide our clean energy solutions through our three operating segments: the Utility Products and Services, Residential Business, and Commercial and Industrial Business segments within the Solutions Group.

•     Our Utility Products and Services, formerly the Smart Grid Solutions Group, develops and delivers state-of-the-art demand response, smart metering, advanced metering initiative, advanced meter reading and other monitoring and control hardware and software, which allow our utility customers to measure, manage, shift and reduce energy consumption in real-time.

•     Our Residential Business, formerly the Alternative Energy Resources Group, offers our residential and small commercial Virtual Peaking Capacity, or VPC, programs and our long-term energy efficiency programs. Through these VPC programs, we provide electric capacity to our utility customers during periods of peak energy demand by remotely operating high energy-consuming devices, such as central air conditioners, water heaters and pool pumps. We provide this capacity by developing, owning and operating energy load management systems through long-term, pay-for-performance contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatts of capacity and kilowatt-hours of energy that we provide. Through our energy efficiency programs, we provide long-term base load capacity reduction for our utility customers.

•     Our Commercial and Industrial Business, formerly the Enerwise Group, provides energy management and demand response solutions for large commercial and industrial consumers. These programs allow our consumers to participate in regional demand response capacity programs offered by utilities, independent system operators or in structured markets, energy efficiency upgrades and energy management solutions.

Our total revenues grew from $23.4 million for the year ended December 31, 2005 to $55.2 million for the year ended December 31, 2007. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $159.0 million as of September 30, 2008. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs as well as noncash impairment charges on goodwill and certain intangible assets. We plan to continue the expansion and development of our capacity programs to grow our revenues and customer base, which will include increased marketing and operating expenses.

We remain focused on the following three long-term value creation metrics by which we operate: (i) megawatts owned under long-term contracts, (ii) megawatts managed under open market programs, and (iii) future payments from long-term contracts. On these three measures, we have added significantly to these totals in the first nine months of 2008:

•    Megawatts owned under long term contracts have increased by 387 megawatts during 2008, which includes 165 megawatts still subject to regulatory approval. Our annual goal for megawatt growth is 250 to 300 megawatts added per year under new or expanded long-term contracts;

•    Megawatts managed in open market programs have increased by 437 megawatts during 2008. Our annual goal for megawatt growth is 400 to 500 megawatts added in open market programs; and

•    Future payments from long-term contracts have increased by $202 million during 2008, which includes $114 million still subject to regulatory approval. Our annual goal for increasing contracted future payments from long-term contracts is $150 million to $175 million.

As of September 30, 2008, we owned 701 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 587 megawatts and our base load capacity represented contracted capacity of 114 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned
under Long-Term
Capacity Contracts (1)

As of December 31, 2007	479
New VPC megawatts awarded during the nine months ended September 30, 2008:
Southern Maryland Electric Cooperative VPC contract	75
Expansion of VPC programs	80
Total new VPC megawatts awarded	155
New base load capacity program megawatts	67
As of September 30, 2008	701

(1)  The above table does not include 40 and 125 megawatts of contracted capacity for our VPC contracts with Southern California Edison and Arizona Public Service, both currently awaiting regulatory approval. As these VPC contracts are typically of a longer term, the Parties often supplement the respective programs, which in turn may create fluctuating megawatts on a quarterly basis. The Connecticut Light and Power contract terminated pursuant to its terms on May 31, 2008, since regulatory approval was not obtained by that date. The Connecticut Department of Public Utility Control denied the contract on June 19, 2008. To date, we have not been successful and do not believe the contract will be included in the state’s integrated resource plan, and as a result, those potential megawatts have been excluded from any contracted capacity discussion herein.

Cumulatively, we have installed capacity of 279 megawatts as of September 30, 2008 compared to 193 megawatts as of December 31, 2007, an increase of 86 megawatts. These amounts exclude approximately 40 megawatts of available capacity build-out originally under our program with ISO New England, Inc. that we have now sold in the ISO New England 2008 forward capacity market (i.e. not in a long-term VPC contract). The main components of the change are an increase of 6 megawatts from the base load capacity program during the nine months ended September 30, 2008 and an increase of 80 megawatts built out during the nine months ended September 30, 2008 in our existing VPC programs, again, exclusive of the 40 megawatts now enrolled as part of the ISO New England 2008 forward capacity market. The table below presents contracted capacity, installed capacity, and available capacity as of September 30, 2008 and December 31, 2007, respectively.

	September 30, 2008	December 31, 2007

Contracted capacity	701	479
Installed capacity (1)	279	193
Available capacity (2)	244	169

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

Recent Developments

On September 12, 2008, the Company, through its subsidiary, Alternative Energy Resources, Inc., entered into a 15-year agreement with Arizona Public Service (“APS”) to provide on-demand load-reduction services (the “Agreement”). The Agreement remains subject to regulatory approval. Pursuant to the terms of the Agreement, the Company will set up a program that will allow APS to reduce the amount of electricity that is required by certain of its commercial and industrial customers at peak demand times. The program will allow APS to mitigate the need to acquire up to 125 megawatts of electricity during the summer periods. The Agreement includes provisions related to the Company providing capacity through end use commercial and industrial customers of all sizes, security and performance guarantees, indemnification obligations, and customer satisfaction.

On September 19, 2008, we announced organizational changes in a press release. As described therein, we consolidated our three current business groups into one group in order to more effectively manage our rapidly growing clean energy portfolio and to optimize synergistic benefits from our acquisitions. At the same time, we announced the formation of a new group to serve as the clean energy research and development arm of the Company. With the consolidation of our three operating groups into the Solutions Group and the formation of the new Enterprise Group, we also announced the following organizational changes: Frank Magnotti, formerly President and COO of the Alternative Energy Resources Group, has been named President of the Solutions Group and is responsible for all customer interfacing activities with utility customers as well as the Company’s residential, commercial and industrial customers; Ed Myszka, formerly President and COO of the Smart Grid Solutions Group, has been named Chief Operating Officer of the Solutions Group and is responsible for all operational aspects of the business; and Bud Vos, Comverge’s Chief Technology Officer, will move to the Enterprise Group and will be responsible for evaluating new technologies and business opportunities complementary to the demand response and energy efficiency businesses. Messrs. Magnotti, Myszka and Vos will all report directly to Robert M. Chiste, Chairman, President and CEO of Comverge.

On November 6, 2008, Comverge, Inc. and its wholly-owned subsidiaries Enerwise Global Technologies, Inc.; Comverge Giants, Inc.; Public Energy Solutions, LLC; Public Energy Solutions NY LLC; and Clean Power Markets, Inc. entered into a $25 million secured revolving credit and term loan facility (the “Facility”) with Silicon Valley Bank (the “Lender”). The Facility provides a $10 million revolver (the “Revolver Facility”) for borrowings to fund working capital and other corporate purposes and a $15 million term loan (the “Term Loan Facility”) to repay maturing convertible notes on or before April 1, 2009. The interest on revolving loans under the Facility will accrue, at Comverge’s election, at either (i) the Lender’s prime rate plus 0.25% or (ii) 30, 60, or 90-day LIBOR plus 2.75%. The interest on term advances under the Facility will accrue, at Comverge’s election, at either (i) the Lender’s prime rate plus 0.50% or (ii) 30, 60, or 90-day LIBOR plus 3.00%. The obligations under the Facility are secured by all assets of Comverge and its other borrower subsidiaries. The Revolver Facility terminates and all amounts outstanding thereunder are due and payable in full on November 6, 2011, and the Term Loan Facility becomes payable over 54 months and matures on December 31, 2013.

Operating Segments

In the three and nine months ended September 30, 2008, we operated through three operating segments: Utility Products and Services, the Residential Business, and the Commercial and Industrial Business.

Utility Products and Services

Our Utility Products and Services segment offers a broad range of products from basic one-way load control switches to smart thermostats to comprehensive two-way data collection and control systems. The most widely-deployed products are our digital control unit, an intelligent, microprocessor-driven solution for load management control, which is installed on large energy-consuming devices and controls the cycling and operation of the device, and our SuperStat®, an advanced, programmable thermostat solution with embedded communications to control air conditioning and heating loads.

Residential Business

Our Residential Business segment primarily offers peak and base load reduction programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. Under certain VPC programs, we maintain ownership of the underlying assets, while in others, ownership passes to the utility or the contract contains buy-out provisions at the end of the term. As of September 30, 2008, we had begun build-out of five residential and small commercial VPC programs. In addition to VPC programs, our Residential Business segment provides permanent base load reduction programs. Our Residential Business segment provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset. The Residential Business segment also provides utilities marketing services on an outsourced basis.

Once we secure a VPC contract with a utility customer, our Residential Business segment incurs significant marketing costs to identify and enroll participants in our VPC programs. These participant acquisition costs are expensed as incurred. Once a participant enrolls in one of our VPC programs, we install a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment. Until our build-out of a VPC program reaches a critical mass, the participant acquisition costs typically result in lower operating margins and greater losses in the early years of a VPC contract.
Our base load reduction contracts are similar to the VPC contracts in that we have to recruit and enroll participants into the program. The participant acquisition costs are expensed as incurred. Unlike the majority of our VPC programs, we do not own the underlying assets.

Commercial and Industrial Business

Our Commercial and Industrial Business segment offers energy-related services for commercial and industrial end users comprising two principal offerings: demand response and energy management services. The demand response services include the assessment of market opportunities in deregulated and unregulated markets, the performance of energy auditing and implementation strategies, and the management of our commercial and industrial VPC program with Pacific Gas & Electric. Like our residential VPC programs operated in our Residential Business, all costs associated with acquiring commercial and industrial participants are expensed as incurred. In addition, the participant may be paid an annual or one-time incentive to enroll or participate in the one of the programs. The incentive payments are recognized as a cost of revenue over the annual commitment period. These demand response services provide commercial and industrial consumers with an ability to participate in demand response programs offered in their area by utilities, independent system operators or in structured markets. The energy management services include the upgrade and maintenance of power systems such as the implementation of power system distribution analysis, testing, maintenance, replacement or repair, engineering design and consulting, meter and sub-meter operations, and data management and analysis.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers in our Solutions Group. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts, and open market bidding programs. As of September 30, 2008, we estimated that our total payments to be received through 2018 were approximately $331 million. Of this amount, we expect payments of $39 million from our Utility Products and Services’ contracts, $250 million from our Residential Business’ contracts, and $42 million from our Commercial and Industrial Business’ contracts. We have excluded any estimated payments from our 40 megawatt VPC contract with Southern California Edison and our 125 megawatt VPC contract with Arizona Public Service, which are awaiting final regulatory approval. We have also excluded potential megawatts under the expansion of our current VPC contract for the portion of those megawatts that are subject to regulatory approval.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects thebest currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risk Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenue from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual payments and should not be relied upon” in our Annual Report on Form 10-K, filed with the SEC on March 25, 2008. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of September 30, 2008 represented contracted capacity of 587 megawatts, an increase of 155 megawatts compared to contracted capacity of 432 megawatts as of December 31, 2007. As of September 30, 2008, we had installed 253 megawatts of capacity. In calculating estimated $169 million of payments from our VPC contracts as of September 30, 2008, we have assumed that we will complete the build out of our remaining 334 megawatts by the end of 2011, reaching the full 587 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

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

•

The amount our utility customers pay to us at the end of each contract year may vary based upon the results of measurement and verification tests performed each contract year based on the electric capacity that we made available to the utility during the contract year. The payments from VPC contracts reflect our most reasonable currently available estimates and judgments regarding the capacity that we believe we will provide our utility customer.

•

The amount of available capacity we are able to provide, and therefore the amount of payments we receive, is dependent upon the number of participants in our VPC programs. For purposes of estimating our payments under long-term contracts, we have assumed the rate of replacement of participant terminations under our VPC contracts will remain consistent with our historical average.

•

Payments from long-term contracts include $7.0 million that we expect to recognize as revenue over the next three months, which we include in backlog. Payments from long-term contracts exclude $10.7 million of payments, which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next three months.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of September 30, 2008 represent potential base load contracted capacity of 114 megawatts. In calculating the estimated $91 million in payments from these contracts, we have assumed we will complete timely build-out of the entire megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term. Our expectations regarding the build out under our energy efficiency contracts is based on our experience to date.

Open Market Bidding Programs:

•

As of September 30, 2008, we had 212 megawatts bid into the capacity auction program with the PJM Interconnection, LLC. We currently expect to receive approximately $27 million in long term payments through the year 2010. In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial end users that we have currently enrolled in the auctions.

Other Contracts:
•

We expect to receive and estimate $30 million in payments over the next seven years under a contract with Gulf Power Company to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	We expect to receive an estimated $3 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.

•	We expect to receive $6 million in payments over the next three years under a contract with Tampa Electric Company to provide products and services.

•	We expect to receive $2 million in payments over the next three years from our energy management services.

•	We expect to receive $2 million in payments through 2010 related to our outsourced marketing programs.
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

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of September 30, 2008, we had contractual backlog of $78 million through September 30, 2009, with approximately 44% or $35 million to be fulfilled by December 31, 2008. As of September 30, 2007, we had contractual backlog of $46 million.

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Revenue

The following table summarizes our revenues for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Segment Revenue:
Utility Products and Services	$5,775	$4,748	22%	$14,830	$13,616	9%
Residential Business	5,577	694	704%	10,680	2,167	393%
Commercial and Industrial Business	12,933	4,566	183%	18,749	4,579	309%
Total	$24,285	$10,008	143%	$44,259	$20,362	117%

				September 30,	December 31,	Percent
				2008	2007	Change
Current Deferred Revenue				$20,113	$4,340	363%

For the three months ended September 30, 2008, we had revenues of $24.3 million compared to $10.0 million for the three months ended September 30, 2007, an increase of $14.3 million or 143%. For the nine months ended September 30, 2008, we had revenues of $44.3 million compared to $20.4 million for the nine months ended September 30, 2007, an increase of $23.9 million or 117%.

Utility Products and Services Revenue

Our Utility Products and Services segment had revenue of $5.8 million for the three months ended September 30, 2008 compared to $4.7 million for the three months ended September 30, 2007, an increase of $1.0 million or 22%. The increase in revenue was primarily due to a $1.0 million increase in SuperStat revenue and a $0.2 million increase in other products and services partially offset by a $0.2 million decrease in digital control unit revenue. For the nine month periods ended September 30, 2008 and 2007, our Utility Products and Services segment had revenue of $14.8 million and $13.6 million, respectively, an increase of $1.2 million or 9%. The increase in revenue was due to a $0.8 million increase in digital control unit revenue and a $0.7 million increase in SuperStat revenue partially offset by a $0.3 million decrease in other products and services revenue.

Residential Business Revenue

Our Residential Business had revenue of $5.6 million for the three months ended September 30, 2008 compared to $0.7 million for the three months ended September 30, 2007, an increase of $4.9 million or 704%. The increase in revenue included $4.7 million in revenue from our base load energy efficiency programs, which were acquired as part of the Public Energy Solutions, or PES, acquisition in September 2007. The remaining $0.2 million increase in revenue for the three months ended September 30, 2008 was due to our program management and marketing services.

For the nine month periods ended September 30, 2008 and 2007, our Residential Business had revenue of $10.7 million and $2.2 million, respectively, an increase of $8.5 million or 393%. The increase in revenue for the nine months ended September 30, 2008 included $8.1 million from our base load energy efficiency programs and an increase of $0.4 million from our program management and marketing services.

As discussed above, we defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Accordingly, deferred revenue related to VPC contracts increased from $2.4 million as of December 31, 2007 to $17.7 million as of September 30, 2008, and deferred costs of revenue increased from $0.6 million as of December 31, 2007 to $4.3 million as of September 30, 2008.

Commercial and Industrial Business Revenue

The Commercial and Industrial Business was formed with our acquisition of Enerwise Global Technologies, Inc., or Enerwise, in July 2007. During the three months and nine months ended September 30, 2008, the Commercial and Industrial Business segment had revenue of $12.9 million and $18.7 million, respectively. For the three months ended September 30, 2008, the Commercial and Industrial Business had revenue of $11.6 million from demand response services and $1.4 million from energy management services. For the nine months ended September 30, 2008, the Commercial and Industrial Business had revenue of $14.1 million from demand response services and $4.7 million from energy management services.

Revenue from economic demand response programs was $0.1 million and $0.2 million in the three and nine month periods ended September 30, 2008, respectively. The current year economic program revenue were signficantly less than revenue for comparable periods in the prior year.   In the prior year, economic demand response program revenue was $1.8 million from the date we acquired Enerwise Global Technologies, Inc. on July 23, 2007 to September 30, 2007. The decrease in demand response service revenue is directly related to the PJM rule change effected in 2008 that reduced the price we receive under our economic, or voluntary, demand response programs for commercial and industrial consumers. Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate. The majority of managed megawatts are enrolled in economic demand response programs, which are weather dependent. Warmer temperatures generally result in higher electricity prices in the PJM service territory. These higher prices tend to make it economically attractive for our commercial and industrial consumers to shed load which we then sell to PJM. The rule changes to these programs in 2008 had the effect of reducing the spot market price by the average retail rate paid by the commercial and industrial customer, resulting in a lower price received by us, and ultimately the end consumer.

For the three and nine months ended September 30, 2008, we recognized $10.6 and $12.8 million in revenue, respectively, for the Commercial and Industrial Business’ capacity demand response program. The $12.8 million in revenue for the nine months ended is comprised of revenue for two capacity years: one capacity year beginning June 1, 2007 and ending May 31, 2008 and one capacity year beginning June 1, 2008 and ending May 31, 2009.  Of the $12.8 million in capacity revenue recognized for the nine months ended September 30, 2008, $2.2 million related to the capacity year ending May 31, 2008 and the remaining $10.6 million related to the capacity year beginning June 1, 2008 and ending May 31, 2009.  During the capacity year ended May 31, 2008, we recognized revenue as monthly payments were received over the course of the full contract year. Following a clarification of the program rules by PJM, we  revised the attribution period for revenue related to the capacity program. Based on this clarification, revenue is recognized when it becomes fixed and determinable at the end of the mandatory performance period.  For the capacity year ending May 31, 2009, we recognized revenue at the end of the September as we had completed the mandatory performance period during the months of June to September.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2008		2007		2008		2007
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products and Services	$2,384	41%	$1,886	40%	$6,163	42%	$5,485	40%
Residential Business	2,412	43%	163	23%	4,896	46%	767	35%
Commercial and Industrial Business	2,456	19%	1,079	24%	4,426	24%	1,090	24%
Total	$7,252	30%	$3,128	31%	$15,485	35%	$7,342	36%

As a percentage of revenue, total gross margin for the three months ended September 30, 2008 decreased to 30% from 31% for the three months ended September 30, 2007. Total gross margin decreased from 36% for the nine months ended September 30, 2007 to 35% for the nine months ended September 30, 2008.

Utility Products and Services Gross Profit and Gross Margin

Gross profit from our Utility Products and Services segment was $2.4 million for the three months ended September 30, 2008 compared to $1.9 million for the three months ended September 30, 2007, an increase of $0.5 million or 26%. Increased revenue, mainly due to increased volume of SuperStat shipments, increased gross profit by $0.4 million. An additional $0.1 million increase in gross profit is also due to the overall continued focus on cost reduction. For instance, although sales from digital control units decreased during the three months ended September 30, 2008 as compared to September 30, 2007, gross profit for digital control units increased by $0.1 million.

Gross profit for the Utility Products and Services segment was $6.2 million for the nine months ended September 30, 2008 compared to $5.5 million for the nine months ended September 30, 2007, an increase of $0.7 million or 12%. For the nine months ended September 30, 2008, we shipped approximately 96,000 digital control units and SuperStats, combined, compared to approximately 91,000 digital control units and SuperStats for the nine months ended September 30, 2007, resulting in an increase of $0.5 million in gross profit due to the increased volume. In addition, a higher gross margin as a result of decreased costs of sales on products shipped increased gross profit by $0.2 million.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business was $2.4 million for the three months ended September 30, 2008 compared to $0.2 for the three months ended September 30, 2007, an increase of $2.2 million. Of the $2.2 million increase, $1.8 million is attributable to the base load energy efficiency programs operated by PES and $0.5 million is attributable to our program management and marketing services. Gross margin for the three months ended September 30, 2008 was 43% compared to a gross margin of 23% for the three months ended September 30, 2007, an increase of 20%. The increase was mainly due to our base load energy efficiency programs that contributed gross margin of 39% in the three months ended September 30, 2008. The gross profit and margin for these programs vary depending on the nature of the project completed, which includes a range of lighting upgrades.

Gross profit for our Residential Business was $4.9 million for the nine months ended September 30, 2008 compared to $0.8 for the nine months ended September 30, 2007, an increase of $4.1 million. Of the $4.1 million increase, $3.6 million is attributable to the base load energy efficiency programs operated by PES and an increase of $0.5 million is due to our program management and marketing services. Gross margin for the nine months ended September 30, 2008 was 46% compared to a gross margin of 35% for the nine months ended September 30, 2007, an increase of 11%. The increase was mainly due to our base load energy efficiency programs that contributed gross margin of 44% in the nine months ended September 30, 2008. The 44% gross margin from our base load energy efficiency programs includes $0.9 million in revenue related to a non-recurring reduction of future liquidating damages recognized at 100% gross margin during the first quarter of 2008.

As of September 30, 2008, deferred VPC costs of revenue of $4.3 million in relation to deferred VPC revenue of $17.7 million would imply a potential gross margin of 76% on VPC deferred revenue. We expect that our gross margin on VPC revenue in 2009 will be meaningfully lower than the 2008 result because one of our VPC contracts is expiring at the end of 2009. Therefore, all capital deployed in 2009 under that one VPC contract will be fully expensed in 2009 resulting in a lower gross margin for that VPC contract and the Residential Business as a whole.

Commercial and Industrial Business Gross Profit and Gross Margin

During the three months and nine months ended September 30, 2008, our Commercial and Industrial Business’ gross profit was $2.5 million and $4.4 million, respectively. For the three months ended September 30, 2008, the Commercial and Industrial Business had gross profit of $2.0 million from demand response services and $0.5 million from energy management services. For the nine months ended September 30, 2008, the Commercial and Industrial Business had gross profit of $2.6 million from demand response services and $1.8 million from energy management services. Gross margin for the Commercial and Industrial Business’ demand response services was 18% for both the three and nine months ended September 30, 2008. It is typical for commercial and industrial demand response programs to maintain lower gross margins due to the financial incentive paid to the participating businesses. Gross margin for the Commercial and Industrial Business’ energy management services was approximately 30% for the three months ended September 30, 2008 and 40% for the nine months ended September 30, 2008. The gross margin for these services varies based on the nature of the project. For example, monitoring and analyzing meter data typically generates a higher gross margin than design and installation of an electrical generator.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
Operating Expenses:
General and administrative expenses	$9,507	$5,722	66%	$26,423	$14,457	83%
Marketing and selling expenses	4,314	2,687	61%	12,194	6,749	81%
Research and development expenses	140	190	(26)%	676	819	(17)%
Amortization of intangible assets	610	280	*	1,922	308	*
Impairment charges	75,432	-	*	75,432	-	*
Total	$90,003	$8,879	914%	$116,647	$22,333	422%

* - Not meaningful

As of September 30, 2008, we had 355 employees, which included employees from our acquisitions of Enerwise and PES in the second half of 2007. As of September 30, 2007, we had 270 employees. We acquired Enerwise on July 23, 2007 and PES on September 29, 2007. As such, our three and nine months ended September 30, 2007 included expenses from the date of acquisition to September 30, 2007.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the three months ended September 30, 2008 compared to $5.7 million for the three months ended September 30, 2007, an increase of $3.8 million or 66%. The increase of $3.8 million was comprised of $0.9 million in expenses arising from the operations of our prior year acquisitions as well as an increase of $0.5 million in non-cash stock based compensation due to an increased number of award grants and an increase of $0.5 million in salaries and benefits, both excluding the increases associated with the acquisitions. There was also an increase in professional fees of $0.6 million due to increased professional services for Sarbanes-Oxley compliance as well as the implementation of an ERP system completed in the third quarter of 2008. In addition, there was an increase of $1.0 million in administration expenses related to the build-out of our VPC programs.

General and administrative expenses were $26.4 million for the nine months ended September 30, 2008 compared to $14.5 million for the nine months ended September 30, 2007, an increase of $12.0 million or 83%. The increase of $12.0 million was comprised of $4.3 million in expenses arising from the operations of our prior year acquisitions as well as an increase of $2.5 million in non-cash stock based compensation due to an increased number of award grants and an increase of $1.1 million in salaries and benefits, both excluding the increases associated with the acquisitions. In addition, there was an increase of $2.0 million in administration expenses related to the build-out of our VPC programs and $1.0 million in professional fees. The remaining $0.9 million increase is due to occupancy, insurance, and other expenses, such as travel and entertainment.

Marketing and Selling Expenses

Marketing and selling expenses were $4.3 million for the three months ended September 30, 2008 compared to $2.7 million for the three months ended September 30, 2007, an increase of $1.6 million or 61%. Of the $1.6 million increase, $0.9 million was due to an increase in expenses arising from the operations of our prior year acquisitions. In addition, there were increases of $0.3 million in non-cash stock based compensation due to an increased number of award grants and $0.1 million in salaries and benefits, both excluding the increases associated with the acquisitions. There was also a $0.5 million increase in marketing activities related to the build-out of our VPC programs.

Marketing and selling expenses were $12.2 million for the nine months ended September 30, 2008 compared to $6.7 million for the nine months ended September 30, 2007, an increase of $5.4 million or 81%. Of the increase of $5.4 million, $2.4 million was due to an increase in expenses arising from the operations of our prior year acquisitions. In addition, there were increases of $0.5 million in non-cash stock based compensation due to an increased number of award grants and $0.9 million in salaries and benefits, both excluding the increases associated with the acquisitions. There were increases of $1.2 million in VPC related marketing expense and $0.2 million in general marketing and advertising expense, primarily related to trade shows.

Although the majority of VPC revenue for the contract year was deferred during the three and nine months ended September 30, 2008, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $1.4 and $0.7 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $1.7 million. VPC customer acquisition costs were $3.3 million and $1.6 million for the nine months ended September 30, 2008 and 2007, an increase of $0.2 million.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure. Research and development expenses were $0.1 million and $0.2 million for the three months ended September 30, 2008 and 2007, respectively, and $0.7 and $0.8 for the nine months ended September 30, 2008 and 2007, respectively.

Amortization of Intangible Assets

Amortization of intangible assets increased from $0.3 million to $0.6 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2008 and from $0.3 million to $1.9 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2008. The increase in amortization of intangible assets for both the three and nine month periods, year over year, was due to the acquisitions of Enerwise and PES during the second half of 2007, which resulted in the addition of $16.4 million of definite-lived intangible assets.

Impairment Charges

In the Enerwise operating segment, a rule change for economic demand response programs in a certain market during the third quarter caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, we determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the Enerwise operating segment of $67.7 million to reflect the carrying value in excess of the fair value.

As a part of the reorganization announced on September 12, 2008, we made the decision to no longer use the Enerwise trade name. Accordingly, we recorded a $2.8 million non-cash impairment charge related to the Enerwise trade name.

Contemporaneous with the Company's interim goodwill impairment test, we also performed an analysis of the potential impairment and reassessed other identified intangible assets within the Enerwise operating segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value to the calculated fair value.

Total noncash impairment charges for the three and nine months ended September 30, 2008 were $75.4 million. For the three and nine months ended September 30, 2008, the impairment charge, net of tax benefit, per share, was $3.49 and $3.52, respectively.

Interest Expense (Income), Net

Net interest expense increased to $0.2 million for the three months ended September 30, 2008 compared to net interest income of $0.5 million for the three months ended September 30, 2007. The increase of $0.7 million in expense was mainly due to the expense related to the subordinated convertible promissory notes issued in connection with our acquisitions in the second half of 2007. Interest income for the nine months ended September 30, 2008 and September 30, 2007 was $30,000 and $0.9 million, respectively. The decrease of $0.9 million was mainly due to interest expense related to our debt partially offset by interest earned on our investments.

Income Taxes

A tax benefit of $1.1 million and $1.0 million was recorded during the three and nine months ended September 30, 2008. As a result of the $2.8 million trade name intangible asset impairment, the related deferred tax liability $1.1 million was removed from the Company’s condensed consolidated balance sheet as of September 30, 2008, and is reflected as a tax benefit in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

A provision of $7,000 and $21,000 was recorded for the three and nine months ended September 30, 2007 related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of September 30, 2008 or September 30, 2007.

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

The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended
	September 30,
			Percent
	2008	2007	Change

Operating activities	$(13,554)	$(3,945)	(244)%
Investing activities	(2,844)	(58,490)	95%
Financing activities	5,298	88,726	(94)%
Net change in cash and cash equivalents	$(11,100)	$26,291	(142)%

Cash Flows Used in Operating Activities

Cash used in operating activities of $13.6 million for the nine months ended September 30, 2008 included the effects of:

•     our net loss of $100.2 million

•     stock-based compensation expense of $5.4 million;

•     non-cash impairment charge of $75.4 million;

•     an increase of $12.1 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from customers;

•     an increase of $15.6 million in deferred revenue and $4.2 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

•     a decrease in accounts payable, accrued expenses, and other liabilities of $6.3 million due to the payment of $1.8 million to one of our VPC customers for the annual settlement for contract year 2007 and timing of payments to our vendors.

Cash used in operating activities of $3.9 million for the nine months ended September 30, 2007 included the effects of:

•     our net loss of $14.2 million;

•     stock-based compensation expense of $1.5 million;

•     a decrease of $2.4 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from customers; and

•     an increase of $12.2 million in deferred revenue and $4.1 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter).

Cash Flows Used In Investing Activities

Cash used in investing activities was $2.8 million and $58.5 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows used in investing activities consisted of the following:

•     capital expenditures of $6.3 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively;

•     purchases of marketable securities of $31.6 million and $73.2 million for the nine months ended September 30, 2008 and 2007, respectively;

•     maturities of marketable securities of $35.8 million and $40.8 million for the nine months ended September 30, 2008 and 2007;

•     an increase of $0.7 million in restricted cash during the nine months ended September 30, 2008 due to additional financial assurance requirements by two of our utility customers; and

•     payment for acquisitions of $23.8 million during the nine months ended September 30, 2007.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. The Residential Business, formerly Alternative Energy Resources Group, purchases demand response equipment from our Utility Products and Services segment. These assets are initially classified as inventory when purchased by the Utility Products and Services segment. When transferred to the Residential Business, they remain classified as inventory until they are deployed to service for a VPC program, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $2.9 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $5.3 million and $88.7 million for the nine months ended September 30, 2008 and 2007, respectively. Cash flows provided by financing activities consisted of the following:

•     cash of $0.4 million and $1.2 million from the exercise of stock-based awards during the periods ended September 30, 2008 and 2007, respectively;

•     cash of $5.6 and $2.4 million from net borrowings under our debt facilities during the periods ended September 30, 2008 and 2007, respectively;

•     payment of $0.6 in offering costs and proceeds of $86.4 million from our initial public offering during the periods ended September 30, 2008 and 2007, respectively; and

•     payment of $1.3 million of debt issuance costs during the period ended September 30, 2007.

Indebtedness

Our senior loan agreement matured, according to its terms, during the nine months ended September 30, 2008 and we elected to not renew or extend its terms. We had no borrowings under the senior loan agreement at the time of its maturity.

On March 14, 2008, the holder of our then-outstanding subordinated convertible debt converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

As of September 30, 2008, $20.0 million of our outstanding debt is due within the next twelve months. $19.8 million of this balance relates to subordinated convertible promissory notes issued in connection with our 2007 acquisitions of Enerwise Global Technologies, Inc. and Public Energy Solutions. On November 6, 2008, we entered into a $25 million secured revolving credit and term loan facility (the “Facility”) with Silicon Valley Bank (the “Lender”). The Facility provides a $10 million revolver for borrowings to fund working capital and other corporate purposes and a $15 million term loan to repay maturing convertible notes on or before April 1, 2009.

As of September 30, 2008, we were in compliance with our financial and restrictive debt covenants as outlined for the outstanding debt facilities.

On November 7, 2008, the Company paid $2.8 million in subordinated convertible promissory notes.

Letters of Credit

Our credit agreement provides for the total issuance of up to $3.0 million of letters of credit. As of September 30, 2008, we had $1.7 million face value of irrevocable letters of credit outstanding under the agreement.

Capital Spending

As of September 30, 2008, our VPC programs had installed capacity of 253 megawatts. Our existing VPC contracts as of September 30, 2008 provided for a potential contracted capacity of 587 megawatts. We expect to incur approximately $22 million in capital expenditures over the next five years to build out the remaining 334 megawatts under our existing VPC programs as of September 30, 2008, of which $3 million is anticipated to be incurred through December 31, 2008. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

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

We define Adjusted EBITDA as EBITDA before stock-based compensation expense and impairment charges. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is the result of restricted stock and stock option grants which require a noncash expense to be recorded in the financial statements in accordance with SFAS No. 123(R).  Management belives the impairment charge related to the Enerwise reporting unit to be non-recurring and not indicative of our core operating performance.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the three and nine month periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss	$(81,769)	$(5,296)	$(100,206)	$(14,182)
Depreciation and amortization	899	450	2,586	718
Interest expense (income), net	171	(469)	(30)	(908)
Provision for income taxes	(1,140)	7	(970)	21
EBITDA	(81,839)	(5,308)	(98,620)	(14,351)
Non-cash stock compensation expense	1,664	865	5,416	1,542
Non-cash impairment charge	75,432	-	75,432	-
Adjusted EBITDA	$(4,743)	$(4,443)	$(17,772)	$(12,809)

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue arises in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of September 30, 2008, there were no material contingencies requiring accrual or disclosure.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

Except as noted below, during the quarter ended September 30, 2008, there were no material changes to our critical accounting policies, which are described in the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 25, 2008.

The Company records revenue from capacity programs with independent service operators. The capacity year for our primary capacity program spans from June 1st to May 31st annually. For participation, the Company receives cash payments on a monthly basis in the capacity year. Participation in the capacity program requires the Company to respond to requests from the service operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. In accordance with SAB 104, the annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included elsewhere in this report.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. We believe that there have been no significant changes from December 31, 2007 during the quarter ended September 30, 2008.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of September 30, 2008, there were no material contingencies arising from legal proceedings requiring accrual or disclosure.

Item 1A: Risk Factors

Except as noted below, there were no material changes to the Risk Factors relevant to our operations, described in the Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 25, 2008.
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

We derive substantially all of our revenues from the sale of products and services, directly or indirectly, to the electric utility industry and power pool markets. In relation to our electric utility customers, purchases of our products or services by electric utilities may be deferred or cancelled as a result of many factors, including consolidation among electric utilities, changing governmental or grid operator regulations, weather conditions, rising interest rates, reduced electric utility capital spending and general economic downturns. In addition, a significant amount of revenues is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts. These revenues are particularly susceptible to variability based on changes in the spending patterns of our utility customers.

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

The re-organization of the Company’s business segments may cause disruptions in our operations, customer relationships, employee turnover, or other business failure.

We have announced and are currently implementing on-going organizational changes as part of our strategic initiatives to better and more efficiently manage our business. The re-organization announced on September 19, 2008, which consolidated the three previous business segments of the Smart Grid Solutions Group, the Enerwise Group, and the Alternative Energy Resources Group, into the Comverge Clean Energy Solutions Group may not prove effective. The reorganization may create initial or permanent disruption in our business, including failed operations within our demand response systems and IT departments. The re-organization may result in additional employee turnover or loss of certain customer relationships if the Company fails to adequately perform. In addition, implementing these organizational changes requires significant time and resource commitments from our senior management. In the event that we are unable to effectively implement these organizational changes, we are unable to recruit, maintain the caliber of, or retain key employees as a result of these initiatives or these initiatives do not yield the anticipated benefits, our business may be adversely affected.

Our loan and security agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Our credit agreement, credit facility and certain of the agreements governing other indebtedness of the Company and our subsidiaries contain covenants that may limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise.

For instance, provisions in our credit agreement with General Electric Capital Corporation and our loan and security agreement with Silicon Valley Bank impose restrictions on our ability to, among other things:

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

A significant number of our products use radio spectrum, which is subject to regulation in the U.S. by the Federal Communications Commission. Licenses for radio frequencies must be obtained and periodically renewed. Licenses granted to us or our customers may not be renewed on acceptable terms, if at all. The Federal Communications Commission may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business. These changes in frequency allocation may result in the termination of demand response programs by our utility customers or the replacement of our systems with ones owned by our competitors. This would erode our competitive advantage with respect to those utility customers and would force us to compete with other providers for their business. In addition, paging providers may discontinue providing paging services, which may result in no coverage or an increase in our cost in seeking alternative providers.

The price of our common stock may be volatile and continue to fluctuate.

We believe that a change in sentiment in the market regarding our operations and business has occurred. The market price of our common stock could be subject to significant fluctuations if the sentiment in the market changes. The sentiment in the market regarding our operations and business may be affected by:

•    Operating results that may be worse than the expectations of management, securities analysts and investors;

•     Developments in our business or in the industry generally;

•     Fluctuations in broader stock market prices and volumes;

•     Regulatory changes affecting our industry generally or our business and operations;

•     The operating and securities price performance of companies that investors consider to be comparable to us; and

•     Changes in general conditions in the domestic and worldwide economies or financial markets.

Stock markets, in general, and our common stock, in particular, have over the past year experienced, and continue to be experiencing, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations that may be unrelated to our operating performance or prospects. Increased volatility could result in a decline in the market price of our common stock.

Current market developments may adversely affect our industry, business, results of operations and access to capital.

On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “Act”) in response to the financial crises affecting the U.S. banking system, housing and financial markets. Over the past year, dramatic declines in the housing market, including increasing foreclosures have resulted in concern about the stability of the financial markets generally. Many lenders and institutional investors have ceased to provide funding. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our results of operations and financial conditions and our access to capital. In particular, we may face the following risks in connection with these events:

•     Increasing foreclosures in the housing market may cause a decline in participation in our demand response programs;

•     Our ability to assess the creditworthiness of our customers may be impaired due to slow payment, receivership or bankruptcy of our customers; and

•     Our ability to borrow, or our customer’s availability to borrow, from other financial institutions could be adversely affected by further disruptions in the capital markets or other events, including actions by credit rating agencies and deteriorating investor expectations.

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

There were no unregistered sales of equity securities during the quarter ended September 30, 2008.
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
The shares surrendered by employees to satisfy tax withholding obligations during the quarter ended September 30, 2008 are set forth below.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share

July 1 - July 31, 2008	-	NA
August 1 - August 31, 2008	5,011	$6.81
September 1 - September 30, 2008	203	$5.21

(1) Represents shares surrendered by employees to satisfy tax withholding obligations on vested restricted stock pursuant to the 2006 Long-Term Incentive Plan.

Item 6: Exhibits

The following documents are filed as exhibits to this report:

10.1+   Commercial and Industrial Load Management Agreement by and between Arizona Public Service Company and Alternative Energy Resources, Inc., a wholly-owned subsidiary of the Company, dated September 12, 2008.

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

Comverge, Inc.
(Registrant)

November 12, 2008	/s/ Robert M. Chiste___________________
(Date)	Robert M. Chiste
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2008	/s/ Michael D. Picchi___________________
(Date)	Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)