Form 10-K
period 2008-12-31
Comverge, Inc.
filed 2009-03-10
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    Smaller Reporting Company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant on June 30, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $287,974,160 (based on the closing sales price of the Registrant’s common stock on the Nasdaq Global Market on such date).

At March 5, 2009, there were 21,927,143 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2008.

Comverge, Inc.

Form 10-K for the Fiscal Year Ended December 31, 2008

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes, including our projections related to our revenues in 2009. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors” for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed in 2009. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

Part I

Item 1.	Business

Business Overview

We are a clean energy company providing demand management solutions in the form of peaking and base load capacity to electric utilities, grid operators and associated electricity markets. As an alternative to the traditional method of providing capacity by building a new power plant, we deliver our solutions through demand management products and systems that decrease energy consumption. The capacity we deliver is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability. Our solutions are designed, built and operated for the benefit of our customers, which include electric utilities and grid operators that serve residential, commercial and industrial consumers. We provide capacity to our customers either through long-term contracts where we actively manage electrical demand or by selling our demand management systems to utilities that operate them. We owned or managed approximately 2,152 megawatts of capacity as of December 31, 2008.

The Comverge Solution

Our clean energy solutions enable our electric utility industry customers to address issues they confront on a daily basis, such as rising demand, decreasing supply, higher commodity prices, greater emphasis on the reduction of green house gases and emerging mandates to use energy efficiency solutions to address these issues. Our solutions provide our customers with benefits beyond those relating to environmental and pricing concerns. Our solutions consist of energy efficiency and demand response offerings. Our energy efficiency offerings allow utilities to reduce base load capacity which helps to improve system reliability. Our demand response offerings enable our customers to reduce demand for electricity during peak hours, when strain on the system is greatest.

More specifically, our solutions yield the following benefits to our electric utility industry customers:

Provide an Alternative to Building Expensive New Plants and Associated Transmission and Distribution Infrastructure. We reduce our customers’ capital expenditures and costs for electric transmission and distribution. Our solutions can be directly substituted for new power generation facilities that would otherwise be built to satisfy either peak periods of electricity demand or the expected increase in base load demand. Our demand management systems require significantly lower short-term capital expenditures than a natural gas-fired power plant, and our pay-for-performance capacity solutions require no capital expenditures on the part of electric utilities. By avoiding the build-out of new generation, utilities can also avoid building the incremental new transmission and distribution assets needed to bring power from the location where it is generated to where it is consumed, thereby further reducing required capital expenditures.

Improve System Reliability. Our clean energy solutions enhance the reliability of the electric grid by providing the ability to reduce power consumption in specific distribution areas during times of peak energy demand and emergency conditions, thereby relieving strain on the aging grid infrastructure. With our demand management systems, our customers gain the benefit of more reliable infrastructure and lower operating costs associated with fewer emergency maintenance and customer care issues. In addition to improving system reliability, our targeted approach focuses on specific distribution areas which may also reduce or delay the need for new capital investment in transmission and distribution infrastructure.

Shorten Time Required to Bring Needed Capacity Online. Our solutions avoid the long lead times associated with siting, permitting and constructing a conventional power plant. A typical natural gas-fired power plant may take 30 to 36 months to site, permit and construct, whereas our solution provides an immediate benefit. Our ability to rapidly deploy our solutions could provide a critical solution in a situation where a utility is experiencing reserve margin pressure.

Increase Operational Flexibility for Utilities. Once deployed, our Virtual Peaking Capacity ®, or VPC, programs become operational, or ramp up, much more rapidly than natural gas-fired power plants. In contrast to utilizing a peaking plant, which generally requires up to 30 minutes to reach full output, our clean energy solutions typically require less than five minutes to reduce and shift the amount of energy consumption. In addition, our technology enables devices to be controlled both individually and in clusters, thereby allowing those devices to be operated at the time and location (i.e. at a substation, circuit or feeder) required to manage localized constraints and/or emergency conditions.

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

Conservation and Clean Energy Solutions Create a Positive Environmental Impact. Our demand management offerings allow electric utilities to reduce both peak and permanent load through our demand response and energy efficiency programs, respectively. Our demand response programs provide electric utilities with similar functionality to the peaking capacity typically provided by natural gas-fired power plants while also providing clean alternative energy. By reducing electricity demand during peak times, our demand response programs also have the potential to displace older, inefficient peaking power plants and can reduce the operating time of intermediate plants. By substituting our programs for new natural gas-fired power generation facilities, utilities are able to conserve electricity and reduce greenhouse gases and pollutants.

Enable Electric Utilities to Meet Regulatory Mandates. The Energy Policy Act of 2005 was established as the official policy of the United States for individual state energy policies to provide reliable and affordable demand response services to the public. The Energy Policy Act mandates that the Federal Energy Regulatory Commission and the Department of Energy provide detailed assessments and recommendations for demand response initiatives. These federal agencies have in turn required state regulatory agencies to make assessments and evaluate their own demand response policies. We work closely with state regulators and electric utilities to formulate and coordinate effective demand response solutions in light of these regulatory developments/mandates. In December 2007, Congress passed the Energy Independence and Security Act of 2007. The act requires a national assessment of five and ten-year demand response potential, new policy recommendations to achieve this potential, options for funding and incentives, and a “National Action Plan on Demand Response.” The Energy Independence and Security Act further requires advanced technologies for demand response, energy efficiency, smart metering, and distributed generation, including digital information capabilities to implement these technologies. This includes a smart grid policy using a national task-force, modernization through deployment of “smart” technologies, a new communications and an inter-operability framework, research and development, and removal of the barriers to smart grid roll-out. Federal grants and matching funds may be offered to spur smart grid investments. Each state is required to consider investments in smart grid investments based on cost-effectiveness, reliability, performance, societal benefit, and is encouraged to provide rate recovery for these investments.

Comverge Strategy

We intend to continue to grow and expand our position in the clean energy sector by pursuing the following strategic objectives:

Increase Market Penetration. We intend to further penetrate the clean energy sector by:

•	identifying the needs of and providing additional products and services to new and existing customers;
•	securing additional long-term contracts as a growing proportion of our revenues;
•

effectively matching product innovations with the future needs of our customers, including Advanced Metering Infrastructure, or AMI, rollouts designed to migrate North America to a smart electricity grid; and

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

Continue to be an Innovative Leader in our Markets. From 2006 to 2008, we invested $2.9 million in research and development alone and we intend to continue such activity in addition to capturing operational and technical knowledge gained from the deployment of our capacity programs and smart grid solutions, including our new Advanced Metering Infrastructure, or AMI, smart grid offerings. This will enable us to develop new and innovative solutions to better serve our existing electric utility customer base and to appeal to new customers. We believe that this investment will allow us to realize new revenue opportunities and decrease our operating costs, thereby enabling us to remain competitive and to maintain our leading market position.

Pursue Targeted Strategic Opportunities. We intend to pursue strategic relationships to strengthen our competitive position in the clean energy sector. This sector is comprised of a number of companies with niche offerings or customer relationships, which provide attractive opportunities, whether through acquisition, partnering, or joint alliances.

Segments

As of December 31, 2008, we reported our results of operations in three operating segments: our Utility Products & Services (formerly the Smart Grid Solutions Group), our Residential Business (formerly the Alternative Energy Resources Group) and our Commercial & Industrial Business (formerly the Enerwise Group). We provide products and services across all classes of energy consumers: residential, commercial, and industrial. We evaluate the megawatts of capacity that we provide and manage to the electric utility industry according to operating segment and manner by which the megawatts are provided, as summarized in the chart below.

	As of December 31, 2008
			Commercial &
	Utility Products	Residential	Industrial	Total
	& Services (1)	Business (2)	Business(3)	Comverge

Megawatts owned under long-term capacity contracts	-	644	57	701
Megawatts provided under turnkey contracts	120	-	-	120
Megawatts provided for sale in open market programs	-	40	854	894
Megawatts provided through system/software/equipment sales	6,209	-	-	6,209
Total	6,329	684	911	7,924

(1)	Determined based on 1.3 kilowatts per unit (based on each unit cycling, on average, between 50% to 100%).
(2)

Does not include megawatts of contracted capacity for VPC contracts that have not received regulatory approval. Specifically, does not include 165 megawatts of combined contracted capacity for the VPC contracts with Arizona Public Service and Southern California Edison.

(3)	Does not include 437 megawatts managed for a fee on a pay-for-performance basis.

We provide these megawatts of capacity to the electric utility industry in a variety of manners. Historically, we sold equipment, software and systems that electric utilities used to build their own demand response programs. We refer to the megawatts provided by these products and services, reported under the Utility Products & Services segment, as megawatts provided through equipment sales.  The Utility Products & Services segment also offers load controls programs in which the utility maintains ownership of the underlying asset, referred to as turnkey programs. We refer to these megawatts as megawatts provided under turnkey contracts.  In addition, we work with a variety of customers on programs, when the utility has outsourced to us, where we directly develop, operate and manage the entire demand management program for our customers whereby the utility is outsourcing to us. These programs, reported under our Residential Business segment, provide us with long-term revenue streams based on the capacity, or megawatts, provided by our programs. Our VPC programs normally offer us the distinct advantage of owning and operating the underlying assets used in these programs. We refer to the megawatts provided under our VPC programs and megawatts provided under our energy efficiency programs as megawatts owned under long-term capacity contracts. In addition, we have been managing megawatts provided by commercial and industrial consumers in open market programs with grid operators. In these programs, we aggregate megawatts from consumer loads, provide them to the market and operate them based on the specific parameters of the market and load suppliers. The contracts underlying these open market programs range in length from one to three years, reflecting the different grid operator markets. These programs are reported under the Commercial & Industrial Business segment, and we refer to the megawatts they provide as megawatts provided for sale in open market programs.

Utility Products & Services

Our Utility Products & Services segment offers a broad range of products from basic one-way load control switches to technologically sophisticated smart thermostats, in-home displays, and comprehensive two-way data collection and control systems. AMI involves using hardware and software products to enable two-way communication between the utility and the home. Enabling two-way communication offers the utility and homeowner real-time information on energy usage, service disruption, and billing information.

The typical sale involves both hardware and software. We provide the hardware that is installed at a utility consumer’s location on high-energy consumption equipment, such as central air conditioning. Our software applications send wireless messages to manage and control our hardware. Upon receiving the messages, our hardware, in turn, reduces the length of time the equipment operates, thereby making electric capacity available to the utility. Our advanced metering products consist of our hardware that is installed at a utility’s residential or business customer’s electric meter. These devices collect information from the meter and transmit it through a software application where it is then stored on servers. This information is used by the utility to manage electricity consumption, analyze usage trends and generate billing information.

Our products address the entire range of the smart grid market because our products include one and two-way devices and virtually every communication mode, including wireless internet, VHF paging, telephone, broadband cable, cellular and radio frequency communication. The sales arrangement is usually either an upfront or multi-year sale of hardware and the grant of a software license, coupled with a software maintenance and support agreement. The following summarizes the products reported through our Utility Products & Services segment:

•

Load Management Solutions: offered by the utility to residential customers who are typically on a fixed rate from the utility. Our load management solutions include products such as the digital control unit and Superstat smart thermostat, and In-Home Display as well as PowerCAMP load management software. These solutions offer the customer a way to manage, operate and maintain the electrical load.

•

Advanced Meter Reading Systems: offered by the utility to residential and small commercial customers that are on a time-of-use rate system and also used for frequent meter reading by large commercial and industrial customers. Our advanced meter reading systems include products such as Maingate Home and Maingate Commercial and Industrial as well as PowerCAMP metering software. These solutions offer the customer a way to collect, manage and analyze the use of electrical load.

•

Virtual SCADA Systems: offered to electric utilities to monitor and control distribution equipment and systems such as substations, grid equipment and remote generators. Our virtual SCADA systems include products such as digital capacitor control and service reconnect/disconnect devices as well as complementing PowerCAMP real-time software.

Our Utility Products & Services segment also offers load control programs, which we refer to as turnkey programs. Our turnkey programs are targeted for utilities that not only need to purchase capacity but also want to own the underlying assets. Utilities can contract with us for load control program design, build-out and operational services, such as marketing and program management. These arrangements allow the utility to retain ownership of the underlying assets while enhancing operational performance and decreasing the need for the utility to pursue other solutions that would require large upfront capital investment.

Residential Business

Our Residential Business offers solutions that address both peak and base load demands for residential and small commercial end consumers. Peak load demand, defined as the maximum capacity of electricity required over a specified time, is dynamic in nature and places the greatest stress on the grid system due to both the elevated levels and fluctuating duration of demand. In this operating environment, our VPC technology and management program, which are described below, is utilized to alleviate system stress by providing additional timely capacity to electric utilities. Base load is defined as the amount of electricity required to meet average minimum demands. In this operating environment, we offer energy efficiency solutions utilizing a comprehensive project approach that provides permanent base load reduction. Our team develops and implements solutions incorporating energy efficiency sector expertise in categories including, among others, lighting, mechanical design, building automation, power quality, energy consulting services and energy information retrieval and analysis.

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

Virtual Peaking Capacity (VPC) Program

Our VPC offerings compete in the peak capacity markets and provide a solution to alleviate stress on the electric grid by aggregating and coordinating the demands of load consuming equipment. The structure of our VPC programs is a pay-for-performance basis whereby we provide additional capacity through long-term contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid on an outsourced basis under each contract based on the amount of verifiable kilowatts of capacity that we provide. Under our VPC programs, we often own and operate the entire load management system. Our Residential Business mainly provides complete multi-year energy outsourced solutions through residential VPC programs, which generate recurring revenues. This is accomplished by bundling several products and services to provide utilities with a single solution offering.

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

We operate our VPC programs through long-term, fixed price contracts with our utility customers, which make periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or in the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. During each succeeding contract year, estimated capacity is the available capacity from the previous year. A contract year begins at the end of a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th, and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. Measurement and verification tests are necessary because our hardware installed at participant locations to control energy usage of selected appliances are one-way devices that are programmed to receive and respond to a wireless signal initiated by our software and transmitted over a public or private network but does not send a confirmation. Therefore, there is no verification that any certain device received a signal or properly executed its command. Because thousands of devices are subject to control in typical residential VPC programs, it is not economical to verify that each device is functioning properly. For this reason, a methodology has been developed that verifies the reduction of energy usage, measured in kilowatts, for a statistical sample of devices with an accepted utility confidence level generally of 90% or greater. This methodology is widely accepted in the industry. We refer to the results of this measurement and verification process as our available capacity.

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

Commercial & Industrial Business

Our Commercial & Industrial Business segment provides energy-related services to large commercial and industrial consumers by enabling them to reduce energy and costs, improve reliability and maximize efficiency. Through our commercial and industrial products and services, energy consumers are able to gain an understanding of energy usage and the ability to utilize that information to develop and implement effective demand response programs and scalable enterprise energy management strategies. Our commercial and industrial team works with commercial and industrial consumers and their utilities to evaluate energy use within the commercial or industrial facility to develop a targeted implementation of energy-related strategies that are technically-feasible and cost-effective. The energy-related services are comprised of two principal offerings: energy management and demand response solutions.

Our commercial and industrial energy management services include the assessment of market opportunities in deregulated and unregulated markets and the performance of energy auditing and implementation strategies. The Commercial & Industrial Business offers demand response services for its clients and has the experience to provide commercial and industrial consumers with an avenue to participate in the demand response programs offered in their area. In demand capacity markets, grid operators and utilities seek bids from their commercial and industrial consumer base to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by energy and capacity obligations with shorter contract periods and prices that may vary by hour, by day, by month or by bidding period. Several major grid operators, including PJM Interconnection, New York Independent System Operator, New England Power Pool and Electric Reliability Council of Texas, have active demand capacity markets in which our commercial and industrial consumers participate through our demand response solutions. For example, our Commercial & Industrial Business segment works with commercial and industrial clients by first identifying available demand response capacity and then registering and facilitating the sale of that capacity in the open market on behalf of those clients. In these transactions, we receive revenue from grid operators and make payments to commercial and industrial consumers for both contracting to reduce electricity usage and actually doing so when called upon. The demand response services offered include curtailment service provider registration, program registration and enrollment, event notification, automated dispatch and control during events, verification of load curtailment, pricing analysis, and ongoing energy consultation with energy analysts.

Our energy management solutions relate to the upgrade and maintenance of power systems. These offerings include the implementation of SCADA-based control systems, power system distribution analysis, testing, replacement or repair, engineering design and consulting, meter and sub-meter operations, maintenance and installation, and data management and analysis.

See Item 8. Financial Statements and Supplementary Data, note 18 for presentation of results of operations for the last three fiscal years by segment.

Recent Developments

In December 2008, we announced that we had entered into two new multi-year contracts with Austin Energy, the nation’s 9th largest community-owned electric utility. The first contract is for the purchase of additional Comverge energy management devices, including Comverge Superstats® and the second is for the installation of those devices, as well as other similar products, in residential and commercial properties throughout Austin Energy’s coverage area. These contracts, and their respective extension options, are expected to generate nearly $20 million in revenue to Comverge over a five year period and will provide Austin Energy customers with the opportunity to optimize their energy savings. These contracts have been approved by the Austin City Council and are, therefore, not subject to further regulatory approval.

In December 2008,we entered into an agreement with Progress Energy Carolinas, or PEC, to provide demand response hardware, software, software hosting services and project support in connection with PEC’s new EnergyWise™ residential demand response and energy efficiency program. The exclusive agreement has an initial term of five years. When fully implemented, the program is expected to provide up to 170 megawatts of peak load reduction.

On January 21, 2009,we entered into a five-year agreement with Pepco Holdings, Inc. (PHI) to provide comprehensive services, including a demand response hardware and software system and installation and marketing services compatible with PHI’s future AMI network. The work under this agreement with PHI will be performed in Maryland and is subject to oversight by the Maryland Public Service Commission. In addition to terms related to Comverge’s provision of products and services, the agreement also includes terms requiring Comverge to provide performance guarantees and indemnification to PHI under certain circumstances.

On January 23, 2009, our Board of Directors appointed Thomas Gutierrez to the Board as a Class I director, in accordance with Comverge’s by-laws and certificate of incorporation. The Board determined that Mr. Gutierrez shall be a Class I director and, as such, shall serve until the next election of Class I directors in 2011, subject to the election and qualification of a successor, or until his earlier death, resignation or removal. In addition, the Board appointed Mr. Gutierrez to serve on the compensation and nominating and corporate governance committees of the Board.

On January 23, 2009, the Board appointed Larry Hagewood to the Board, in accordance with Comverge’s bylaws and certificate of incorporation to fill the Class II director vacancy created by the resignation of Mr. William Grealis. The Board determined that Mr. Hagewood shall be a Class II director and, as such, shall serve until the next election of Class II directors in 2009, subject to the election and qualification of a successor, or until his earlier death, resignation or removal. In addition, the Board appointed Mr. Hagewood to serve on the audit and nominating and corporate governance committees of the Board.

On February 3, 2009 we announced the release of our Apollo ® Demand Response Management System. Designed for direct load control, price response, and messaging, the Apollo Platform® will manage residential and commercial demand management resources, while incorporating capabilities for plug-in hybrid and electric vehicle control, renewable resource management and future SmartGrid resources as they become part of the utility customers’ portfolio of assets.

On February 17, 2009 we announced the milestone achievement of delivering our five millionth demand management device. To date, we have delivered more demand management devices than any other company in the industry.

2009 Current Outlook

We currently expect our full year fiscal 2009 revenues will exceed $90 million. Comverge's management and Board of Directors uses three metrics to measure the company's operational progress: (i) megawatts owned under long-term contracts, (ii) megawatts managed under open market programs, and (iii) estimated future revenues from long-term contracts. We believe these metrics are the most important to the growth and long-term success of the company.

Our targets for growth in these metrics are:

•	Add a net 275 megawatts of capacity under long-term contracts;
•	Add a net 225 megawatts in open market programs;
•	Add a net $150 million increase in the amount of estimated future payments from long-term contracts.

As of the date of this filing, we have 866 megawatts under long-term contract which will contribute to contracted future revenues of $522 million. Of these amounts, 165 megawatts of capacity under long-term contracts representing an expected $114 million in contracted future revenues, are still awaiting regulatory approval. In the event we receive regulatory approval on these 165 megawatts, and including new megawatts acquired in open market programs and a new turnkey contract awarded during the first quarter of 2009, our total megawatts managed will be 2,620 megawatts.

Marketing and Sales

Our North American sales and development team consists of over 60 direct sales professionals, sales engineers and technicians working together to sell our products and services.

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

Customers

We have an established customer base of over 500 utility and other energy service providers, including municipal and cooperative electric utilities, located across North America in both regulated and deregulated jurisdictions. Our customers include 65% of the largest utility companies in North America, which each have over 100,000 consumers, constituting our customers. The largest electricity providers deliver electricity to 80% of the consumers in North America. For example, our customers include large investor-owned utilities, independent system operators and regional transmission organizations (which are regional entities that monitor and control a regional electric grid), electric cooperatives, municipalities, energy service companies and military bases, including energy providers such as Austin Energy, Consolidated Edison, Duke Energy Corporation, FirstEnergy Corp., Georgia Power, Gulf Power Company, Inc., LG&E Energy, Nevada Energy, PacifiCorp, Pepco Holdings, Inc., PJM Interconnection, PPL Corporation, Progress Energy, Inc., Public Service Electric and Gas Company, and San Diego Gas & Electric Company. For the year ended December 31, 2008, our top ten customers accounted for 71% of our consolidated revenues. Of these customers, three customers accounted for more than 10% of our revenue: PJM Interconnection LLC (19%), Consolidated Edison Company of New York, Inc. (14%) and Nevada Energy (12%). In 2007, our top ten customers accounted for 70% of our consolidated revenues. Of these, two customers accounted for more than 10% of our revenue: ISO New England Inc. (16%) and PJM Interconnection LLC (10%) of our revenue.

Manufacturing

We outsource all of our product manufacturing operations to contract manufacturers. For our current production requirements, we utilize both a domestic manufacturer and an additional manufacturer that has facilities offshore. This dual sourcing complements our supply chain effort and helps support our plans for continual cost reductions, quality improvement and diversification of supply risk.

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

Trademarks

Comverge, Inc. and its subsidiaries hold the following pending and registered trademarks: 6D, Apollo, Apollo Platform, Apollo Smartgrid, Comverge, Coolibrium, Datapult, Enerwise, kw Operation Kill-a-Watt, Maingate, Powerportal, Public Energy Solutions, Sixth Dimension, SuperStat, The Energy to Go Green, The Energy To Go Clean, The Energy To Be Clean, The Energy To Be Green, The Power of Energy Information, TheWattSpot, Virtual Peaking Capacity, and Wattspot.

History and Development of the Business

Our business began as divisions of Scientific Atlanta, Inc. and Lucent Technologies Inc. in 1974 and 1991, respectively. In 1992, Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.), or AEI, created its Powercom Division to develop advanced meter reading, electric utility data management and analysis, and load management solutions. Comverge, Inc. was organized in 1997 as a Delaware corporation by AEI. We evolved our operations through the acquisition of the Utility Solutions Division of Lucent Technologies Inc. in 1997 and the organization of Comverge Control Systems, Ltd. in 1998 as our wholly owned subsidiary to receive the assets of Powercom. In 1999, we acquired the Controls System Division of Scientific Atlanta, Inc. We made the strategic decision in 2002 to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers. We named this offering Virtual Peaking Capacity. In 2003, we acquired the intellectual property, operating assets and customers of Sixth Dimension, Inc. In 2007, we organized Alternative Energy Resources, Inc., or AER, as a wholly owned subsidiary and assigned to it all of the VPC contracts previously entered into by us. AER is included in our operations of our Residential Business segment. In April 2007, we completed an initial public offering. In July 2007, we acquired Enerwise Global Technologies, Inc., reported as part of the Commercial & Industrial Business segment. We acquired the four operating entities comprising the business of Public Energy Solutions in September 2007, and include their offerings as part of the Residential Business.

Acquisitions

On July 23, 2007, we completed the acquisition of Enerwise Global Technologies, Inc., or Enerwise, for $76.2 million. There were 191,183 shares of our common stock issuable if Enerwise exceeded certain 2008 operating performance results. The additional contingent consideration was not earned in 2008 and the 191,183 shares of our common stock will not be issued.

On September 29, 2007, we completed the acquisition of Public Energy Solutions, LLC, Public Electric, Inc. and PES NY, LLC, collectively PES, for $13.3 million. For 2007, additional contingent consideration based on the achievement of certain operating performance results was earned resulting in additional consideration of $0.9 million and 11,945 shares of our common stock. For 2008, additional consideration was not earned based on the evaluation of certain operating performance results.

Employees

As of December 31, 2008, we had 385 employees. As of December 31, 2007, we had 280 employees. Our employees are not represented by any labor unions, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

In order to provide benefits to our employees in a cost-effective manner, prior to 2009 we had a client services agreement with Administaff Companies, II, L.P., pursuant to which Administaff provided us with certain personnel management services with respect to most employees, such as payroll, medical and dental insurance and the administration and access to a 401(k) plan. Under the agreement, we and Administaff were intended to be co-employers of all of our employees. As of January 1, 2009, we ended our arrangement with Administaff and all employees became direct employees of Comverge.

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

Executive Officers

Our executive officers as of March 5, 2009 are as follows:

Name	Age	Position
Robert M. Chiste	61	Chairman, President and Chief Executive Officer
Frank A. Magnotti	48	President, Comverge Clean Energy Solutions Group
Edward J. Myszka	46	Chief Operating Officer, Comverge Clean Energy Solutions Group
Michael D. Picchi	42	Executive Vice President and Chief Financial Officer
Mark Schaefer	41	Vice President of Risk Management and Administration
Matthew H. Smith	34	Vice President, General Counsel and Secretary
Arthur Vos IV	34	Chief Technology Officer and Vice President of Strategy
John Waterworth	31	Vice President and Corporate Controller

Robert M. Chiste has served as our Chairman, President and Chief Executive Officer since September 2001. From 1998 to September 2001, Mr. Chiste was a private investor and co-founded three technology start-ups: TriActive, Inc., a provider of hosted systems management solutions, FuelQuest, Inc., an on-demand software provider for the fuel industry, and iMark, Inc., an internet industrial products auction company. From 1994 to 1997, Mr. Chiste served as Vice Chairman, President and Chief Executive Officer of Allwaste, Inc., a publicly-traded provider of industrial, energy and environmental services, until its acquisition by Philip Services Corp., where he served as President of the Industrial Services Group from 1997 to 1998. From 1986 to 1994, he served as President and Chief Executive Officer of American National Power, Inc., a successor to Transco Energy Ventures Company, an independent power company and a subsidiary of publicly-traded Transco Energy Company. At Transco Energy, he also served as Senior Vice President of Strategic Planning from 1986 to 1988 and headed its corporate venture capital activities from 1986 to 1994. From 1980 to 1986, Mr. Chiste held several executive officer positions with Belco Petroleum and its successor, Enron Oil and Gas Corporation. Mr. Chiste currently serves on the board of directors of private companies AisRe and TriActive, Inc., and he is a former board member of publicly traded Innovative Valve Technologies, Inc., a service provider for industrial valves, Franklin Credit Management Corporation, a specialty lender, and Pentacon, Inc., a distributor of military/aerospace fasteners and component hardware. He received a B.A. in mathematics from the College of New Jersey and J.D. and M.B.A. degrees from Rutgers University.

Frank A. Magnotti has served as President of our Clean Energy Solutions Group since October 2008. Prior to that he served as President and Chief Operating Officer of our Residential Business unit from February 2005 to September 2008. He has also served as our President of Global Sales and Marketing from 2001 until 2005. He joined Acorn Energy, Inc., formerly Acorn Factor, Inc. in 1997 and also co-founded Comverge as an AEI subsidiary and served as President and General Manager from 1997 to 2001. In 1992, Mr. Magnotti founded AT&T Bell Labs’ Utility Solutions Division where he was the general manager. From 1995 to 1997, he was general manager of Lucent Technology, Inc.’s Utility Solutions Division and served as general manager where he was responsible for worldwide marketing, sales, business development, project management and profit and loss efforts. Prior to this appointment, he held research, program management, strategic planning and general management positions in his 14-year term at Bell Labs. Mr. Magnotti holds B.E. and M.E. degrees in Mechanical Engineering from the Cooper Union School of Engineering.

Edward J. Myszka has served as Chief Operating Officer of our Clean Energy Solutions Group since October 2008. Prior to that, he served as President and Chief Operating Officer of our Products & Services Business unit from April 2005 to September 2008. Prior to joining us, he spent 17 years at Motorola, Inc., a global communications company, where he held numerous positions of increasing responsibility in business management, strategic planning and technology development. Since 2000, he was head of the OEM Energy Systems Division where he had profit and loss responsibility with operations in Asia, Europe and the U.S. From 1984 to 1988, Mr. Myszka led engineering and manufacturing efforts for Lytel, Inc., an early-stage company pioneering optoelectronic and semiconductor laser solutions for the telecommunications industry. Mr. Myszka obtained a B.S. degree from Polytechnic Institute of New York and a M.S. in Metallurgical and Material Engineering and an M.B.A. from the Illinois Institute of Technology.

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

Mark Schaefer has served as our Vice President, Risk Management and Administration since July 2007 and is responsible for the overall company-wide risk assessment and human resources. Prior to that, from 2001 to 2007, Mr. Schaefer was Senior Vice President – Finance of Enerwise Global Technologies, Inc., a wholly-owned subsidiary of Comverge, where he was responsible for the subsidiary’s accounting, financial reporting, financial planning, insurance and human resources areas. Mr. Schaefer has over 17 years experience in strategic financial planning, analysis, and management. As an integral member of strategic planning and management teams, he has provided financial planning and forecasting leadership for new business lines, developed and implemented financial reporting processes, and analyzed the financial effects of business decisions. Mr. Schaefer received an MBA from Villanova University and his undergraduate degree from the University of Delaware in business.

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

John Waterworth has served as Vice President and Corporate Controller of the Company since March 2009.  Prior to that Mr. Waterworth served as Controller of the Company from July 2006 to February 2009.  In addition, prior to joining the Company, Mr. Waterworth was a member of the audit services group of KPMG, LLP.  As Vice President and Corporate Controller, Mr. Waterworth is responsible for the Company’s financial reporting and internal controls.  Mr. Waterworth is a certified public accountant, and earned his Bachelor’s and Master’s degrees in accounting from the University of Georgia.  He is also a member of the American Institute of Certified Public Accountants and the Georgia Society of Certified Public Accountants.

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

Our annual net loss in 2008, 2007 and 2006 was $94.1 million, $6.6 million and $6.2 million, respectively. Our accumulated deficit from inception through December 31, 2008, was $152.9 million. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. More recently, our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses relating to capital expenditures for equipment required to support our capacity programs as well as non-cash impairment charges. To grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our capacity programs, which will include increased marketing and operating expenses. In the short-term, our success in operating our capacity contracts would have a negative effect on earnings because of the consumer acquisition costs we incur during the installation phase of the contract. These increased costs may cause us to incur net losses in the foreseeable future, and there can be no assurance that we will be able to grow our revenues and expand our client base to become profitable. Furthermore, these expenses are not the only factors that may contribute to our net losses. For example, interest expense on our currently outstanding debt and any debt we incur in the future will contribute to our net losses. As a result, even if we significantly reduce our marketing or operating expenses, we may continue to incur net losses in the future.

We may not receive the payments anticipated by our long-term contracts and recognize revenues from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of long-term agreements. Our estimated payments from these long-term contracts are based on a number of assumptions. The expectations regarding our Utility Products & Services segment’s annual and multi-year contracts include assumptions relating to purchase orders received, contractual minimum order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases. We also assume that we will be able to meet our obligations under these contracts on a timely basis. The expectations regarding the build-out of our capacity contracts are based on our experience to date in building out the load management systems. Our estimated payments from long-term contracts as of December 31, 2008 assume that we will build out the approximately 380 megawatts remaining under our VPC and base load capacity contracts by the end of 2012. If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts. Additionally, if a VPC contract gives us the option to increase or decrease our contractual capacity at various times during the agreement, we are currently operating under the assumption that we will increase the contracted capacity when available under the contract in the later years of that contract. We assume that we will operate our capacity contracts at their maximum contractual capacity for the remainder of the term once full build-out is completed and that the payments resulting from our measurement and verification tests performed each contract year, as discussed below, will remain constant based on our current performance. While we paid $0.4 million in liquidated damages during 2008, we have assumed that we will not be required to pay any penalties under these contracts going forward, whether for liquidated damages or otherwise, that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average. Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, cancelled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts. A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments.

On March 13, 2008, the California Public Utilities Commission issued an order denying approval of our VPC contract with Southern California Edison. We have signed an amendment with Southern California Edison and anticipate further Commission review in the near future.

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.

 We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share and revenues.

We face strong competition from traditional clean energy providers, both larger and smaller than us, from advanced metering infrastructure equipment and energy service providers. In addition, we may face competition from large internet and/or software based companies. Advanced metering infrastructure systems generally include advanced meter reading with a demand response component, including a communications infrastructure. Energy service providers typically provide expertise to utilities and end-use consumers relating to energy audits, demand reduction or energy efficiency measures. We also compete against traditional supply-side resources such as natural gas-fired power plants and independent power producers. In addition, some providers of advanced meter reading products may add demand response products or energy services to their existing business, and other such providers may elect to add similar offerings in the future. Further, energy service providers may add their own demand response solutions, which could decrease our base of potential customers and could decrease our revenues and profitability.

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

Under our power pool auction contracts, which typically have a term of one to three years, we sell capacity that we obtain through our programs to power pools. Under these contracts, the power pool makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. A contract year generally begins on June 1st and ends May 31st of the following year. We and the power pool analyze results of the metering data collected during the capacity events to determine the capacity that was available to the power pool during the actual event. Any discrepancy between our analysis of the metering data and the analysis from the power pool could result in lower than expected revenues or potential damages payable by us.

Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. A contract year generally begins at the end of the summer months, after a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. We refer to measured and verified capacity as our available capacity. This available capacity also establishes the estimated capacity per device, which we generally refer to as our M&V factor, for that contract year. During each succeeding contract year, we generally receive proxy payments based on the prior year’s M&V factor and installed devices in the applicable service territory.

Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity. Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control. If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our power pool and VPC contracts. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process that results in a final settlement as a true-up. We received aggregate additional payments of $3.8 million for the contract year 2006. However, for the contract year 2007, we paid an aggregate refund payment of $2.3 million. For the contract year 2008, we owed an aggregate of $0.2 million as a result of final settlement.

Any refund payments that we may be required to make (1) as a result of a subsequent inspection or failure to meet initial minimum capacity under our base load contracts, (2) to the power pool under our auction contracts, or (3) pursuant to a true-up settlement determination under our VPC contracts could be substantial and could adversely affect our liquidity. In addition, because measurement and verification test results for each VPC contract establishes estimated capacity on which proxy payments will be made for the following contract year, a downward adjustment in estimated capacity for a particular VPC contract would decrease the dollar amount of proxy payments for the following contract year and could significantly decrease our estimated backlog and estimated payments from long-term contracts. In addition, such adjustment could result in significant year-to-year variations in our quarterly and annual revenues.

A significant portion of our revenues are generated from contracts with a small number of electric utility customers, the postponement, modification or termination of which could significantly reduce our revenues.

Our revenues historically have been generated from a small number of electric utility customers. In 2008, 2007 and 2006, our top ten electric utility customers accounted for approximately 71%, 70% and 78% of our consolidated revenues, respectively. In 2008, our top ten customers accounted for approximately 71% of our consolidated revenue and three customers accounted for more than 10% of our revenues: PJM Interconnection LLC (19%), Consolidated Edison Company of New York, Inc. (14%), and Nevada Energy (12%). In 2007, our top ten customers accounted for approximately 70% of our consolidated revenues and two customers accounted for more than 10% of our total revenues: ISO New England Inc. (16%) and PJM Interconnection (10%). Our contracts with ISO New England, Inc. lapsed on October 1, 2007, per the original contractual terms. In 2006, we had two customers that each accounted for more than 10% of our total revenues: ISO New England Inc. (28%) and PacifiCorp (16%). Our capacity contracts are multi-year contracts that are subject to postponement, modification or termination by our utility customers. Such action by a customer with respect to one or more of our significant contracts would significantly reduce our revenues.

Our failure to meet product development and commercialization milestones may result in customer dissatisfaction, cancellation of existing customer orders or our failure to successfully compete in new markets.

In the past, we have not met all of our product development and commercialization milestones. For example, we were behind schedule in developing a next-generation demand response product for a major customer. This delay has resulted in a deferral of sales and gross profit associated with contracted delivery schedules for our products and is a source of customer dissatisfaction. In addition, we are behind schedule in developing a next-generation load management software product, resulting in a delay in the planned commercialization of this product.

We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers. In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development. Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines. In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire. As an example, we are required to develop certain new products with certain milestones for our PHI agreement, announced on January 23, 2009. In addition, we are developing and enhancing our new software platform, Apollo ®. Delays in either development schedule could negatively affect our business. We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in cancelled orders, deferred or lost revenues and our inability to successfully compete in new markets.

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

Third-party patent applications and patents may be applicable to our products. As a result, third-parties have made and may in the future make infringement and other allegations that could subject us to intellectual property litigation relating to our products and services, which litigation is time-consuming and expensive, divert attention and resources away from our daily business, impede or prevent delivery of our products and services, and require us to pay significant royalties, licensing fees and damages. In addition, parties making infringement and other claims may be able to obtain injunctive or other equitable relief that could effectively block our ability to provide our services and could cause us to pay substantial damages. In the event of a successful claim of infringement, we may need to obtain one or more licenses from third parties, which may not be available at a reasonable cost, or at all. We are currently involved in patent litigation in the Eastern District of Texas. We believe these claims are without merit and we intend to vigorously defend our interests. We believe that the ultimate disposition of this lawsuit should not have a material adverse effect on our financial condition or results of operations; however, there can be no assurance we will not sustain material liability as a result of this claim.

Changes in the availability and regulation of radio spectrum or paging providers limiting paging services may cause us to lose utility customers.

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

Our success depends on our ability to provide quality products and reliable services in a timely manner, which in part depends on the proper functioning of facilities and equipment owned and operated by third parties upon which we depend. For example, our reliance on third parties includes:

•	outsourcing cellular and paging wireless communications that are used to execute instructions to our (1) devices under our VPC programs and (2) clients in power pools;
•	utilizing components that they manufacture in our products;
•

utilizing products that they manufacture for our various capacity programs or power pool program outsourcing certain installation, maintenance, data collection and call center operations to third-party providers; and

•	buying capacity from third parties who have contracted with electricity consumers to participate in our VPC programs.

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers. In addition, our brand, reputation and growth could be negatively impacted. For example, in three separate circumstances prior to 2006, battery failures, microprocessor failures and cracks in plastic enclosures in certain of our Utility Product & Services segment’s products resulted in significant product recalls. The costs of remedying these component failures were only partially refundable by third-party suppliers. In each case, we believe that the recalls resulted in reduced customer satisfaction. Furthermore, we are wholly dependent upon third parties for the manufacture and delivery of our products. In the event of a significant interruption in the manufacturing or delivery of our products by these vendors, considerable time, effort and expense could be required to establish alternate production lines at other facilities and our operations could be materially disrupted, which would cause us to not meet production deadlines and lose customers. In addition, we often are required to install such products, using Comverge employees or third party installers. To the extent such installation are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction.

The expiration of our capacity contracts without obtaining a renewal or replacement capacity contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so. For example, our capacity contract with Nevada Energy will expire at December 31, 2009. Nevada Energy accounted for 12% of our total revenue in 2008. While we are attempting to renew or replace our Nevada Energy contract, there can be no assurance such renewal or replacement capacity contract will be awarded to Comverge. In addition, other programs could provide lower capacity payments than our existing fixed price contracts. Thus, the failure to renew any of these contracts could significantly reduce our revenues.

For example, we operated two VPC contracts with ISO New England Inc. that provided 60 megawatts of capacity, in the aggregate. ISO New England Inc. did not extend the contracts beyond their original expiration date of October 1, 2007. We intended to utilize most of these assets in a capacity contract we signed with The Connecticut Light and Power Company in March 2008; however, the contract did not receive the required regulatory approval. We therefore deployed a portion of the assets in the independent system operator forward capacity market auction for 2008 and 2009. In this instance, we are not able to utilize all of the assets, we may have some terminations from current residential participants, and we have and will receive lower capacity payments as compared to the ISO contracts.

If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

There were no material weaknesses identified by management or our independent registered accounting firm during the audit of our consolidated financial statements for the years ended December 31, 2008. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. However, there is no assurance that we will not discover material weaknesses in internal controls in the future. In accordance with the provisions of the Sarbanes-Oxley Act of 2002, our management and independent registered public accounting firm were not required to and did not perform an evaluation of our internal control over financial reporting as of December 31, 2007.

As part of our business strategy, we may pursue the acquisition of complementary businesses. To the extent we acquire a new business, we must integrate the accounting system for the business with our own, and we may experience challenges in our internal control over financial reporting as a result. Any such difficulty we encounter could increase the risk of a material weakness. The existence of one or more material weaknesses in any period would preclude a conclusion that we maintain effective internal control over financial reporting. Such conclusion would be required to be disclosed in our future Annual Reports on Form 10-K and may impact the accuracy and timing of our financial reporting.

Our revenue growth in 2008 was negatively affected by PJM Interconnection LLC’s economic rule change. If additional rule changes are made by PJM in the future, or if other major grid operators make similar rule changes, our revenues may continue to be adversely affected.

During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market. The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers. Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs. We rely on our demand response programs to generate revenue and, although we are not aware of any plans for further rule changes in 2009, we cannot guarantee that PJM or any other major grid operator will not reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business.Our loan and security agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Our credit agreement, loan and security agreement and certain of the agreements governing our other indebtedness contain covenants that may limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise.

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

We will require significant capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on significant amounts of capital for marketing and product development of our capacity programs and smart grid products. In addition, we will consider strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. We may not be able to obtain additional capital on acceptable terms or at all. Because of our losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. Moreover, our loan and security agreement and our credit agreement contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. The draw-down period for our General Electric Capital Corporation credit agreement ends on January 18, 2010. After such time, if we are not able to amend or extend the agreement, we will need to fund our capital expenditures using other resources. Any future credit facilities would likely contain similar restrictions. There can be no assurance that we will be able to obtain such financing and a failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We are occasionally required to provide bid bonds or performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. Our ability to obtain letters of credit under our credit agreement with General Electric Capital Corporation and our loan and security agreement with Silicon Valley Bank is limited to $13.0 million in the aggregate. As of December 31, 2008, we had $1.8 million of letters of credit outstanding from these facilities.  If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

Any internal or external security breaches involving our products could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and cause us to lose customers.

Our customers use our products to compile and analyze sensitive and confidential information. The occurrence or perception of security breaches in our products or services could harm our reputation, financial condition and results of operations. In addition, we may come into contact with sensitive consumer information or data when we perform operational, support or maintenance functions for our utility customers. A failure to handle this information properly, or a compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties. In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.

If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including Robert M. Chiste, our Chairman, Chief Executive Officer and President; Michael D. Picchi, our Executive Vice President and Chief Financial Officer; Frank A. Magnotti, President, Comverge Clean Energy Solutions Group; Edward J. Myszka, Chief Operating Officer, Comverge Clean Energy Solutions Group; Arthur Vos IV, our Chief Technology Officer and Vice President of Strategy; Matt Smith, Vice President, General Counsel and Secretary; John Waterworth, Vice President and Corporate Controller; and Mark Schaefer, Vice President of Risk Management and Administration. We do not maintain key-person insurance on any of these individuals. Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.

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

If we are unable to expand the distribution of our products through strategic alliances, we may not be able to grow our business.

The ability to grow our business depends partly on our success in continuing to increase the number of customers they serve through a variety of strategic marketing alliances with channel partners, metering companies, communications providers, advanced meter reading providers, installation companies and other large multinational companies. Revenues from strategic alliances have not historically accounted for a significant portion of our total revenues, although we plan to increasingly rely on such alliances to grow our business in the future. We may not be able to maintain productive relationships with the companies with which we have strategic alliances, and we may not be able to establish similar relationships with additional companies on a timely and economic basis, if at all.

An increased rate of terminations of residential, commercial and industrial energy consumers, or the use of more efficient products by such consumers, who are enrolled in our VPC or power pool programs, or who would enroll in such program, would negatively impact our business by reducing our revenues and requiring us to spend more money to maintain and grow our participant base.

Our ability to provide electric capacity under our capacity contracts depends on the number of residential, commercial and industrial energy consumers who enroll and participate in our programs. The average annual rate of participant terminations for our VPC programs from inception through December 31, 2008 was approximately 5%. As a result, we will need to acquire new participants on an ongoing basis to maintain available capacity provided to our utility customers. In addition, to the extent existing or future customers install high efficiency air conditioning units which could minimize the effectiveness of our solution as to that consumer, we may face lower measurement and verification results. If we are unable to recruit and retain participants for our capacity programs, we will face difficulties acquiring capacity to sell through such programs or the ISO markets. Furthermore, the increased competition and the length of contracts for commercial and industrial capacity consumers may result in an increase of such consumers not re-enrolling when their contract ends or terminating their contract for a more lucrative offer, which could further restrict our ability to acquire capacity to sell into such programs. If participant termination rates increase, we will need to acquire more participants in order to maintain our revenues and more participants than estimated to grow our business. This loss of revenues resulting from participant terminations can be significant, and limiting terminations is an important factor in our ability to achieve future profitability. If we are unsuccessful in controlling participant terminations, we may be unable to acquire a sufficient number of new participants or we may incur significant costs to replace participants, which could cause our revenues to decrease, and we might not become profitable.

The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

Since 2001, we have invested over $9.1 million in research and development costs associated with our current smart grid products. From time to time, our customers have expressed a need for increased functionality in our products and software. In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services. Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy. Furthermore, we may not achieve market acceptance of our new products, solutions and software. For example, in the past we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance. If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected. In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.

Current market developments may adversely affect our industry, business, results of operations and access to capital.

On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the financial crises affecting the U.S. banking system, housing and financial markets. Over the past year, dramatic declines in the housing market, including increasing foreclosures have resulted in concern about the stability of the financial markets generally. Many lenders and institutional investors have ceased to provide funding. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our results of operations and financial conditions and our access to capital. In particular, we may face the following risks in connection with these events:

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

On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009 (the “Stimulus Bill”) in response to the financial crises affecting the U.S. economy. The Stimulus Bill provides for funding for various energy and electrical projects, including without limitation Smart Grid funding. While we anticipate positive benefits from the Stimulus Bill, to the extent we are unable to benefit or other entities benefit from this bill, our business may be adversely affected.

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

In addition to organic growth, we have pursued, and to the extent we continue to pursue, growth through the acquisition of companies or assets, we may enlarge our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates or reach agreement on potential acquisitions on acceptable terms or for other reasons. Moreover, our acquisition efforts involve certain risks, including:

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

The rapid growth of the clean energy sector may cause us to experience more competition for acquisition opportunities, which could result in higher valuations for acquisition candidates. As a result, we may be required to pay more for acquisitions we believe are beneficial, which could, in turn, require us to recognize additional goodwill in connection with such acquisitions. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit. In addition, in the event that we issue shares of our common stock as part or all of the purchase price, an acquisition will dilute the ownership of our then-current stockholders. Once integrated, acquired operations may not achieve levels of revenues, synergies or productivity comparable to those achieved by our existing operations, or otherwise perform as expected. For example, we did not experience the anticipated revenue growth during 2008 from our acquisitions of Enerwise and PES, which was due in part to PES not reaching its anticipated inspected build-out and in part to the regulatory rule change that affected Enerwise’s economic program in PJM. In addition, future acquisitions could result in the incurrence of additional indebtedness and other expenses. There can be no assurance that our acquisition strategy will not have a material adverse effect on our business, financial condition and results of operations.

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

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosure About Market Risk.”

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 21,908,121 shares of common stock were outstanding as of December 31, 2008. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

The re-organization of our business segments may cause disruptions in our operations, customer relationships, employee turnover, or other business failure.

We have announced and have implemented organizational changes as part of our strategic initiatives to better and more efficiently manage our business. The re-organization announced on September 19, 2008, which consolidated the three previous business units of the Smart Grid Solutions Group, the Enerwise Group, and the Alternative Energy Resources Group, into the Comverge Clean Energy Solutions Group may not prove effective. The reorganization may create initial or permanent disruption in our business, including failed operations within our demand response systems and IT departments. The re-organization may result in additional employee turnover or loss of certain customer relationships if we fail to adequately perform. In addition, implementing these organizational changes requires significant time and resource commitments from our senior management. In the event that we are unable to effectively implement these organizational changes, we are unable to recruit, maintain the caliber of, or retain key employees as a result of these initiatives or these initiatives do not yield the anticipated benefits, our business may be adversely affected.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. Goodwill and indefinite lived assets are required to be tested for impairment at least annually. During the year ended December 31, 2008, we recorded a significant charge to earnings in our consolidated financial statements as a result of our determination that certain goodwill and intangible assets were impaired. We will continue to evaluate our remaining goodwill and indefinite lived assets as required under generally accepted accounting principles and those results could adversely impact our results of operations in the future.

If we fail to hire and train additional personnel and improve our controls and procedures to respond to the growth of our business, the quality of our products and services could materially suffer and cause us to lose customers.

Our business and operations have expanded rapidly since our inception. For example, from January 2003 through December 31, 2008, the number of our employees increased more than 450%, growing from 70 to 385. To continue supporting our expanding customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company. In addition, we must continue to successfully train, motivate and retain our existing and future employees. In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.

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

In East Hanover, New Jersey, we lease approximately 14,250 square feet of office space for our Residential Business segment. We also lease 7,800 square feet of leased office and warehouse space in Englewood, New Jersey for our Residential Business segment. In Atlanta, Georgia, we lease approximately 18,200 square feet of office space for our Utility Products & Services segment and other administrative functions. In Kennett Square, Pennsylvania, we lease approximately 19,737 square feet of office space for our Commercial & Industrial Business segment. In Newark, California, we lease approximately 3,450 square feet of office space for software development and southwest U.S. operations. We also lease properties in certain cities as branch offices. The above facilities are in good condition, and we believe that our properties will be sufficient to support our operations for the foreseeable future. We do not own any properties.

Item 3.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As at December 31, 2008, there were no material contingencies requiring accrual or disclosure.

In January 2009, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Comverge, Inc., Oncor Electric Delivery Company LLC, Reliant Energy, Inc., Datamatic, LTD., EKA Systems, Inc., Sensus Metering Systems Inc., Tantalus Systems Corp., Tendril Networks, Inc., Trilliant Incorporated, and Trilliant Networks, Inc., alleging infringement of two patents owned by IP Co. LLC. The complaint alleges that the U.S. patents, concerning wireless mesh networking systems, is being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. We believe that the ultimate disposition of this lawsuit should not have a material adverse effect on our financial condition or results of operations; however, there can be no assurance we will not sustain material liability as a result of this claim.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

Fiscal 2008	High	Low

First Quarter	$32.34	$10.19
Second Quarter	$14.28	$10.20
Third Quarter	$15.74	$4.20
Fourth Quarter	$6.00	$2.35

Fiscal 2007	High	Low

Second Quarter	$33.79	$19.79
Third Quarter	$39.09	$22.79
Fourth Quarter	$38.78	$24.27

The closing sales price of our common stock on the Nasdaq Global Market was $4.28 per share on March 5, 2009. As of March 5, 2009, there were 21,927,143 shares of our common stock outstanding, which were held by approximately 390 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms and others.

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

Use of Proceeds from Public Offerings

During the fiscal year 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million. We utilized $34 million for our two acquisitions completed during 2007, $5 million as cash collateral for certain performance guarantees, $1 million to pay the then outstanding balance on our senior loan agreement, $3 million for payment of employee taxes due to net settlement of stock option exercises, $1 million for non-financed capital expenditures, and $15 million to fund the operations of our business and for general corporate purposes. Additionally, we utilized $4 million to pay a portion of our subordinated convertible promissory notes during 2008. We plan to use the remaining proceeds to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions, and for other general corporate purposes. We have invested the majority of remaining proceeds in marketable securities, pending their use.

Stock Price Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on April 12, 2007, the date we priced our stock pursuant to our initial public offering, through December 31, 2008, for (1) our common stock, (2) the S&P 500 Index, (3) the Nasdaq Composite Index, and (4) the Nasdaq Clean Edge U.S. Liquid Series Index. After April 12, 2007, measurement points are the last trading day prior to the end of each of our quarters. Returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Comverge, Inc.	$57.39	$77.67	$25.56	$27.22
S&P 500	$92.18	$89.20	$81.17	$62.95
Nasdaq Composite Index	$91.89	$92.45	$84.34	$63.58
Nasdaq Clean Edge U.S. Liquid Series Index	$107.79	$116.12	$89.21	$52.71

	April 12,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Comverge, Inc.	$100.00	$172.28	$182.56	$174.94
S&P 500	$100.00	$104.30	$106.40	$102.33
Nasdaq Composite Index	$100.00	$104.96	$108.92	$106.93
Nasdaq Clean Edge U.S. Liquid Series Index	$100.00	$110.06	$117.70	$144.79

As of March 5, 2009, the total stockholder return of an investment of $100 in cash on April 12, 2007 through March 5, 2009 would be $23.78, $47.57, $52.40 and $42.29 for our common stock, the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index, respectively.

The stock price performance data included in the above graph and table is not intended to be indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share

October 1 - October 31, 2008	-	NA
November 1 - November 30, 2008	1,087	$3.40
December 1 - December 31, 2008	10,005	$5.22

(1)

Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

Item 6.	Selected Consolidated Financial Data

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2008, 2007 and 2006, and the selected balance sheet data as of December 31, 2008 and 2007, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2005 and 2004, and the selected balance sheet data as of December 31, 2006, 2005, and 2004, have been derived from our audited financial statements and related notes thereto not included in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2008 (1)	2007 (1)	2006	2005 (2)	2004 (2)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$77,238	$55,162	$33,873	$23,351	$17,264
Total cost of revenue	43,335	28,818	16,897	11,889	9,661
Gross profit	33,903	26,344	16,976	11,462	7,603
Operating expenses
General and administrative expenses	34,463	22,072	13,910	11,319	7,985
Marketing and selling expenses	15,738	9,831	7,912	6,927	7,335
Research and development expenses	1,137	997	790	1,094	1,046
Amortization of intangible assets	2,439	973	24	49	266
Impairment charges	75,432	-	-	-	-
Operating loss	(95,306)	(7,529)	(5,660)	(7,927)	(9,029)
Interest and other expense (income), net	(299)	(1,072)	454	54	229
Loss before income taxes	(95,007)	(6,457)	(6,114)	(7,981)	(9,258)
Provision (benefit) for income taxes	(901)	147	46	-	-
Net loss	$(94,106)	$(6,604)	$(6,160)	$(7,981)	$(9,258)
Net loss per share
Basic and diluted	$(4.45)	$(0.46)	$(1.89)	$(2.63)	$(3.17)

	As of December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$47,847	$72,929	$3,774	$2,606	$8,761
Goodwill and intangible assets	18,430	93,197	694	677	726
Total assets	125,157	203,145	28,836	24,555	23,961
Total long-term liabilities	29,499	30,496	5,000	4,000	-
Stockholders’ equity	67,660	152,631	8,399	8,250	16,108

(1)

The results of operations for the year ended December 31, 2008 will not be comparable to the results of operations for the year ended December 31, 2007 due to the Enerwise and PES acquisitions completed in the second half of 2007. The year ended December 31, 2007 includes results from the date of acquisitions to the end of the year. The year ended December 31, 2008 includes a full year of operating results for the consolidated company, including the acquired entities.

(2)	The results of operations for the years ended 2005 and 2004 do not include stock based compensation expense as SFAS No. 123(R) was adopted on January 1, 2006 utilizing the prospective method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The results of operations for the year ended December 31, 2008 will not be comparable to the results of operations for the year ended December 31, 2007 due to the Enerwise and PES acquisitions completed in the second half of 2007. The year ended December 31, 2007 includes results from the date of acquisitions to the end of the year. The year ended December 31, 2008 includes a full year of operating results for the consolidated company, including the acquired entities.

Overview

We first introduced our VPC programs in 2003. Growth and acceptance of our VPC programs have expanded the growth of our business as a whole as well as complementary acquisitions completed during the second half of 2007, which strengthened our demand management offerings. We reported total revenues of $33.9 million for the year ended December 31, 2006, $55.2 million for the year ended December 31, 2007 and $77.2 million for the year ended December 31, 2008. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $152.9 million as of December 31, 2008. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs as well as noncash impairment charges on goodwill and certain intangible assets. We plan to continue the expansion and development of our capacity programs to grow our revenues and customer base, which will include increased marketing and operating expenses.

As of December 31, 2008, our existing VPC contracts represented contracted capacity of 587 megawatts and our base load capacity represented contracted capacity of 114 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned
under Long-Term
Capacity Contracts (1)
As of December 31, 2006	220
New VPC megawatts awarded during the year ended December 31, 2007:
Nevada Energy VPC contract	123
Pacific Gas & Electric Company VPC contract	57
Public Service Company of New Mexico VPC contract	62
Expansion of VPC programs	30
Total new VPC megawatts awarded	272
Expiration of ISO New England, Inc. VPC contracts	(60)
Consolidated Edison base load capacity contracts acquired	47
As of December 31, 2007	479
New VPC megawatts awarded during the year ended December 31, 2008:
Southern Maryland Electric Cooperative VPC contract	75
Expansion of VPC programs	80
Total new VPC megawatts awarded	155
New base load capacity program megawatts	67
As of December 31, 2008	701

(1)

Does not include megawatts of contracted capacity for VPC contracts that have not received final regulatory approval. Specifically, the table does not include 165 megawatts of combined contracted capacity for the VPC contracts with Arizona Public Service and Southern California Edison.

Cumulatively, we have installed approximately 319 megawatts of capacity as of December 31, 2008, excluding approximately 60 megawatts installed as of December 31, 2008 under the ISO New England, Inc. VPC contracts. We intended to utilize a portion of these assets in a capacity contract we signed with The Connecticut Light and Power Company in March 2008; however, the contract did not receive the required regulatory approval. We therefore deployed a portion of the assets in the independent system operator forward capacity market auction for 2008 and 2009. We entered into VPC contracts with Southern California Edison in late 2007 and Arizona Public Service in September 2008 for an additional 165 megawatts of combined capacity. On March 13, 2008, the California Public Utilities Commission issued an order denying approval of our VPC contract with Southern California Edison. We have signed an amendment with Southern California Edison and anticipate further Commission review in the near future. If these VPC contracts receive regulatory approval, we will invest additional amounts to build out these and other new programs as we are awarded VPC contracts in the future. In the short-term, our success operating such contracts would have a negative effect on earnings because of the consumer acquisition costs that we incur during the installation phase of the contract. These increased costs may cause us to incur net losses in the foreseeable future.

	December 31, 2008	December 31, 2007
Contracted capacity	701	479
Installed capacity (1)	319	193
Available capacity (2)	279	169

(1)	Installed capacity generally refers to the number of devices installed multiplied by the historically highest demonstrated available capacity provided per device for the applicable service territory.
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

Reporting Segments

We report through three segments: the Utility Products & Services segment, the Residential Business segment and the Commercial & Industrial Business segment. The Utility Products & Services segment reports the sales of hardware, software and installation services to utilities that elect to own and operate such demand response networks for their own benefit. Our Residential Business segment reports the sale of electric capacity, through demand response or permanent base load reduction, to utilities on an outsourced basis under long-term contracts. The Residential Business segment accomplishes this by either developing, owning and managing a demand response network on behalf of the utility or completing baseline efficiency projects, such as installing lighting upgrades, for the utility. The Residential Business segment also reports the sale of program management and marketing services on an outsourced basis. The Commercial & Industrial Business segment reports the sale of energy infrastructure management, demand response and renewable energy services and technologies to and for commercial and industrial customers. These offerings enable commercial and industrial consumers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Utility Products & Services

Our Utility Products & Services segment offers a broad range of products from basic one-way load control switches to smart thermostats to comprehensive two-way data collection and control systems. The most widely-deployed products offered by our Utility Products & Services segment are our digital control unit, an intelligent, microprocessor-driven solution for load management control, which is installed on large energy-consuming devices and controls the cycling and operation of the device, and our SuperStat smart thermostat, an advanced, programmable thermostat solution with embedded communications to control air conditioning and heating loads. Our Utility Products & Services segment provides utilities program management services in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset.

Residential Business

Our Residential Business segment primarily offers residential and small commercial turn-key demand response programs or residential demand management through peak and base load reduction programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts. Under our VPC programs, we develop, operate and manage the entire load management system. As of December 31, 2008, we had begun build-out of five residential and small commercial VPC programs in our Residential Business segment. In addition to VPC programs, with the acquisition of PES, our Residential Business segment, provides permanent base load reduction programs. The Residential Business segment also provides utilities marketing services on an outsourced basis. Once we secure a VPC contract with a utility customer, our Residential Business segment incurs significant marketing costs to identify and enroll participants in our VPC programs. These participant acquisition costs are expensed as incurred. Once a participant enrolls in one of our VPC programs, we install a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment. The participant acquisition costs typically result in lower operating margins and greater losses in the early years of a VPC contract.

Our base load reduction contracts are similar to the VPC contracts in that we have to recruit and enroll participants into the program. The participant acquisition costs are expensed as incurred. Unlike certain VPC programs, we do not own the underlying asset.

Commercial & Industrial Business

Our Commercial & Industrial Business segment offers commercial and industrial demand management and energy management services. The demand response services provide commercial and industrial customers with an ability to participate in demand response programs offered in their area by grid operators such as PJM Interconnection LLC. The energy management services include the assessment of market opportunities in deregulated and unregulated markets and the performance of energy auditing and implementation strategies. The energy management services may also include the upgrade and maintenance of power systems such as the implementation of power system distribution analysis, testing, maintenance, replacement or repair, engineering design and consulting, meter and sub-meter operations, and data management and analysis.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts, and open market bidding programs. As of December 31, 2008, we estimated that our total payments to be received through 2018 were approximately $347 million. We have excluded any estimated payments from our VPC contracts with Southern California Edison and Arizona Public Services, which are awaiting final regulatory approval. We have excluded potential megawatts under the expansion of our current VPC contracts for the portion of those megawatts subject to regulatory approval.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this annual report should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—We may not receive the payments anticipated by our long-term contracts and recognize revenue from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful, may not be indicative of actual payments and should not be relied upon”. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of December 31, 2008 represented contracted capacity of 587 megawatts, an increase of 155 megawatts compared to contracted capacity of 432 megawatts as of December 31, 2007. As of December 31, 2008, we had installed 290 megawatts of capacity. In calculating estimated payments of $161 million from our VPC contracts as of December 31, 2008, we have assumed that we will complete the build out of our remaining 297 megawatts by the end of 2012, reaching the full 587 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

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

•

Payments from long-term contracts include $27.9 million that we expect to recognize as revenue over the next 12 months, which we include in backlog. Payments from long-term contracts exclude $0.3 million of payments, which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next 12 months.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of December 31, 2008 represent potential base load contracted capacity of 114 megawatts. In calculating the estimated $89 million in payments from these contracts, we have assumed we will complete the build-out of the remaining megawatts by the end of 2012. We have assumed that once our build-out is completed, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term. Our expectation regarding the build-out under our energy efficiency contracts is based on the experience to date.

Open Market Bidding Programs:

•

As of December 31, 2008, we had 212 megawatts bid into the capacity auction program with the PJM Interconnection, LLC. We currently expect to receive approximately $25 million in long term payments through the year 2011. In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial end users that we have currently enrolled in the auctions.

Other Contracts:

•

$30 million in payments expected to be received over the next six years under a contract with a utility customer to provide products and services. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

•	An estimated $30 million in payments expected to be received over the next five years under contracts with two customers to provide hardware, software, and installation services.
•	An estimated $8 million in purchase orders pursuant to multi-year contracts that we expect will be renewed through 2011 based on amounts and timing of historical purchases.
•	$2 million in payments expected to be received over the next three years from our energy and capacity management services.
•	$2 million in payments expected to be received through 2010 related to our outsourced marketing program.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2008, 2007 and 2006 was $94.1 million, $6.6 million and $6.2 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.”

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this annual report.

Backlog

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of December 31, 2008, we had contractual backlog of $71.7 million. As of December 31, 2007, we had contractual backlog of $66.6 million.

2009 Current Outlook

We currently expect our full year fiscal 2009 revenues will exceed $90 million. Comverge's management and Board of Directors uses three metrics to measure the company's operational progress: (i) megawatts owned under long-term contracts, (ii) megawatts managed under open market programs, and (iii) estimated future revenues from long-term contracts. We believe these metrics are the most important to the growth and long-term success of the company.

Our targets for growth in these metrics are:

•	Add a net 275 megawatts of capacity under long-term contracts;

•	Add a net 225 megawatts in open market programs;

•	Add a net $150 million increase in the amount of estimated future payments from long-term contracts.

As of the date of this filing, we have 866 megawatts under long-term contract which will contribute to contracted future revenues of $522 million. Of these amounts, 165 megawatts of capacity under long-term contracts representing an expected $114 million in contracted future revenues, are still awaiting regulatory approval. In the event we receive regulatory approval on these 165 megawatts, and including new megawatts acquired in open market programs and a new turnkey contract awarded during the first quarter of 2009, our total megawatts managed will be 2,620 megawatts.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue

The following table summarizes our revenue for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
			Percent
	2008	2007	Change
Segment Revenue:
Utility Products & Services	$21,492	$18,460	16%
Residential Business	34,652	27,651	25%
Commercial &Industrial Business (1)	21,094	9,051	133%
Total	$77,238	$55,162	40%

(1) During the year ended December 31, 2007, we classified the results of operations for all VPC contracts in our Residential Business segment. During the year ended December 31, 2008, we reclassified our commercial and industrial VPC contract into the newly formed Commercial & Industrial Business segment. The results of operations for 2007 have been reclassified for the change.

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $21.5 million for the year ended December 31, 2008 compared to $18.5 million for the year ended December 31, 2007, an increase of $3.0 million, or 16%. The increase in revenue was due to a $1.7 million increase in digital control unit revenue and a $1.4 million increase in SuperStat revenue. Digital control unit and SuperStat shipments to external customers were approximately 141,000 units for the year ended December 31, 2008 compared to 120,000 units for the year ended December 31, 2007, an increase of 18%.

Residential Business Revenue

Our Residential Business segment had revenue of $34.7 million for the year ended December 31, 2008 compared to $27.7 million for the year ended December 31, 2007, an increase of $7.0 million, or 25%.  We recognized $19.1 million of revenue from our VPC contracts, $12.1 million from our base load energy efficiency programs and $3.5 million from our outsourced marketing and program management services during the year ended December 31, 2008. We recognized $20.2 million of revenue from our VPC contracts, $4.8 million from our base load energy efficiency programs and $2.7 million from our outsourced marketing and program management services during the year ended December 31, 2007.

We recognized $19.1 million of revenue from our VPC contracts in the Residential Business segment for the year ended December 31, 2008 compared to $20.2 million of revenue from VPC contracts for the year ended December 31, 2007, a $1.1 million decrease. During the year ended December 31, 2007, our VPC contract with ISO New England, Inc. expired according to its terms, which previously provided $8.6 million of revenue in the year ended December 31, 2007. In 2008, the Residential Business segment partially offset the lost revenue from the ISO New England, Inc. contract by continuing to expand build-out in our remaining and new VPC programs.

Our Residential Business segment’s revenue for the year ended December 31, 2008 included $12.1 million in revenue from our base load energy efficiency programs compared to $4.8 million in revenue for the year ended December 31, 2007, an increase of $7.3 million. The base load energy efficiency contracts were acquired as part of the Public Energy Solutions, or PES, acquisition in September 2007. The operating results were included in the consolidated financial statements beginning on the date of acquisition.

The remaining $0.8 million increase in our Residential Business segment’s revenue compared to the prior year is a result of our outsourced marketing and program management services. Specifically, as discussed above, a portion of assets from our now expired ISO New England Inc. VPC contract has been deployed in the independent system operator forward capacity market for 2008 and 2009. We recognized $1.3 million in revenue during the year ended December 31, 2008 from managing these megawatts.

We defer revenue and direct cost under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth fiscal quarter. For the fourth quarters ended December 31, 2008 and 2007, we recognized VPC contract revenue of $18.8 million and $19.8 million, respectively. Because 2008 contract year consideration of $0.8 million related to our VPC contracts was not fixed and determinable as of December 31, 2008, this amount will be recognized as revenue during 2009. Similarly, 2007 contract year consideration of $0.3 million was not fixed and determinable as of December 31, 2007 and was recognized as revenue in the first half of 2008.

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment was essentially formed with our acquisition of Enerwise Global Technologies, Inc., or Enerwise, in July 2007. During the year ended December 31, 2008 and 2007, the Commercial & Industrial Business segment had revenue of $21.1 million and $9.1 million, respectively. For the year ended December 31, 2008, revenue is comprised of $15.0 million from demand response services and $6.1 million from energy management services. For the year ended December 31, 2007, revenue is comprised of $6.1 million from demand response services and $3.0 million from energy management services.

Revenue from economic demand response programs was $0.3 million in the year ended December 31, 2008. The current year economic program revenue was significantly less than revenue for the prior year. In the prior year, economic demand response program revenue was $2.2 million from the date we acquired Enerwise on July 23, 2007 to December 31, 2007. The decrease in demand response service revenue is directly related to the PJM rule change effected in 2008 that reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers. Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate. The majority of managed megawatts are enrolled in economic demand response programs, which are weather dependent. Warmer temperatures generally result in higher electricity prices in the PJM service territory. These higher prices tend to make it economically attractive for our commercial and industrial consumers to shed load which we then sell to PJM. The rule changes to these programs in 2008 had the effect of reducing the spot market price by the average retail rate paid by the commercial and industrial customer, resulting in a lower price received by us, and ultimately the end consumer.

For the year ended December 31, 2008, we recognized $12.8 million in revenue for the Commercial & Industrial Business segment’s capacity demand response programs. In the prior year, capacity demand response program revenue was $3.5 million from the date we acquired Enerwise on July 23, 2007 to December 31, 2007. The $12.8 million in revenue during 2008 was comprised of revenue for two capacity years: one capacity year beginning June 1, 2007 and ending May 31, 2008 and one capacity year beginning June 1, 2008 and ending May 31, 2009. Of the $12.8 million in capacity revenue recognized for the year ended December 31, 2008, $2.2 million related to the capacity year ending May 31, 2008 and the remaining $10.6 million related to the capacity year beginning June 1, 2008 and ending May 31, 2009. During the capacity year ended May 31, 2008, we recognized revenue as monthly payments were received over the course of the full contract year. Following a clarification of the program rules by PJM, we revised the attribution period for revenue related to the capacity program. Based on this clarification, revenue is recognized when it becomes fixed and determinable at the end of the mandatory performance period. For the capacity year ending May 31, 2009, we recognized revenue at the end of the September as we had completed the mandatory performance period during the months of June to September.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
	2008		2007
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services	$8,891	41%	$7,572	41%
Residential Business	19,738	57%	16,285	59%
Commercial & Industrial Business	5,274	25%	2,487	27%
Total	$33,903	44%	$26,344	48%

Utility Products & Services Gross Profit and Gross Margin

Gross profit for our Utility Products & Services segment was $8.9 million for the year ended December 31, 2008 compared to $7.6 million for the year ended December 31, 2007, an increase of $1.3 million, or 17%. An increased gross profit resulted from the increase in revenue. Specifically, we shipped 21,000 more digital control units and SuperStats to external customers in 2008 as compared to 2007.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $19.7 million for the year ended December 31, 2008 compared to $16.3 million for the year ended December 31, 2007, an increase of $3.5 million, or 21%. The gross margin for VPC contracts was 71% in the year ended December 31, 2008 as compared to 66% for the year ended December 31, 2007. The gross margin of our VPC contracts varies due to the period in which we depreciate our VPC program capital equipment. We depreciate our VPC program capital equipment over the remaining contract life, which is shorter than the economic life of such equipment. As a result, the annual depreciation charge per new kilowatt of capacity installed will increase over the term of a VPC contract, while the revenue per kilowatt of capacity for any contract year will be determined by other factors that bear no relation to the depreciation.

We expect that our gross margin on VPC revenue in 2009 will be significantly less than the 2008 result because our largest VPC contract is expiring at the end of 2009. Therefore, all capital deployed in 2009 under that one VPC contract will be fully expensed in 2009 resulting in a lower gross margin for that VPC contract and the Residential Business segment as a whole.  The related impact is expected to result in a decrease of approximately 20 percentage points in gross margin for the Residential Business segment.

The Residential Business segment’s gross profit for the year ended December 31, 2008 included $4.4 million in gross profit from our base load energy efficiency programs compared to $2.0 million in gross profit for the year ended December 31, 2007, an increase of $2.4 million. Gross margin attributable to the base load energy efficiency contracts was approximately 40% for both years ended December 31, 2008 and 2007.

The remaining $0.8 million increase in Residential Business segment’s gross profit compared to the prior year is a result of our outsourced marketing and program management services. The majority of the increase in gross profit was due to the megawatts registered in the 2008 and 2009 forward capacity market that were historically part of our ISO New England, Inc. VPC contract.

Commercial & Industrial Business Gross Profit and Gross Margin

During the year ended December 31, 2008 and 2007, the Commercial & Industrial Business segment had gross profit of $5.3 and $2.5 million, respectively. For the year ended December 31, 2008, gross profit is comprised of $2.8 million from demand response services and $2.5 million from energy management services. For the year ended December 31, 2007, gross profit is comprised of $1.3 million from demand response services and $1.2 million from energy management services. The gross margin for both years ended December 31, 2008 and 2007 remained consistent at approximately 25% due to the mix of demand response gross margin of approximately 20% and energy management services gross margin of approximately 40%.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
			Percent
	2008	2007	Change
Operating Expenses:
General and administrative expenses	$34,463	$22,072	56%
Marketing and selling expenses	15,738	9,831	60%
Research and development expenses	1,137	997	14%
Amortization of intangible assets	2,439	973	151%
Impairment charges	75,432	-	*
Total	$129,209	$33,873	281%

* Not meaningful.

General and Administrative Expenses

General and administrative expenses were $34.5 million for the year ended December 31, 2008 compared to $22.1 million for the year ended December 31, 2007, an increase of $12.4 million, or 56%. The increase in general and administrative expenses was comprised of an increase of $3.7 million in expenses arising from the operations of our prior year acquisitions for a full year as well as an increase of $2.8 million in non-cash stock based compensation due to additional award grants as well as a full year of expense for those awards granted during 2007 and an increase of $1.4 million in salaries and benefits, both excluding the increases associated with the acquisitions. In addition, there was an increase of $2.1 million in administration expenses related to the build-out of our VPC programs and $1.2 million in professional fees. The remaining $1.2 million increase is due to occupancy, insurance, and other expenses such as travel and entertainment.

Marketing and Selling Expenses

Marketing and selling expenses were $15.7 million for the year ended December 31, 2008 compared to $9.8 million for the year ended December 31, 2007, an increase of $5.9 million, or 60%. Of the increase, $2.5 million was due to an increase in expenses arising from the operations of our prior year acquisitions for a full year. In addition, there were increases of $0.6 million in non-cash stock based compensation due to an increased number of award grants as well as a full year of expense for those awards granted during 2007 and $1.0 million in salaries and benefits, both excluding the increases associated with the acquisitions. There was also an increase of $1.8 million in VPC related marketing expense.

We expense customer acquisition costs as incurred. VPC customer acquisition costs were $4.6 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively, an increase of $2.3 million.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure. Research and development expenses were $1.1 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively.

Amortization of Intangible Assets

Amortization of intangible assets increased to $2.4 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007 due to the definite-lived intangible assets recorded as a result of the acquisitions of Enerwise and PES during the second half of 2007.

Impairment Charges

In our Commercial & Industrial Business segment, a rule change for economic demand response programs in the PJM open market during the third quarter caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, we determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to our Commercial & Industrial Business segment of $67.7 million to reflect the carrying value in excess of the fair value.

As a part of the reorganization announced on September 12, 2008, we made the decision to no longer use the Enerwise trade name. Accordingly, we recorded the resulting $2.8 million non-cash impairment charge within the Commercial & Industrial Business segment.

Contemporaneous with our interim goodwill impairment test, we also performed an analysis of the potential impairment and reassessed other identified intangible assets within our Commercial & Industrial Business segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value to the calculated fair value.

Total noncash impairment charges for year ended December 31, 2008 were $75.4 million. For the year ended December 31, 2008, the impairment charge, net of tax benefit, per share, was $3.52.

Interest Expense, Net

Net interest expense increased to $22,000 for the year ended December 31, 2008 from $1.1 million of interest income for the year ended December 31, 2007. The increase in expense was mainly due to the interest expense related to the subordinated convertible promissory notes issued in connection with our acquisitions in the second half of 2007.

Other Income, Net

Net other income increased to $321,000 for the year ended December 31, 2008 from an expense of $58,000 for the year ended December 31, 2007. The increase is primarily due to the $328,000 gain on extinguishment of debt that we recorded as a result of our prepayment to certain note holders at a 2% discount of their then outstanding balance.

Income Taxes

A tax benefit of $0.9 million was recorded for the year ended December 31, 2008, compared to tax expense of $0.1 million for the year ended December 31, 2007. The decrease in the provision for income taxes is primarily due to the Enerwise trade name impairment during 2008, which resulted in the removal of the related deferred tax liability from our consolidated balance sheet as of December 31, 2008.We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2008 or 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

The following table summarizes our revenue for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Year Ended December 31,
			Percent
	2007	2006	Change
Segment Revenue:
Utility Products & Services	$18,460	$16,316	13%
Residential Business	27,651	17,557	57%
Commercial & Industrial Business (1)	9,051	-	*
Total	$55,162	$33,873	63%

* Not meaningful.

(1) During the year ended December 31, 2007, we classified the results of operations for all VPC contracts in our Residential Business segment. During the year ended December 31, 2008, we reclassified our commercial and industrial VPC contract into the newly formed Commercial & Industrial Business segment. The results of operations for 2007 have been reclassified for the change. There were no commercial and industrial VPC contracts in our results of operations during 2006.

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $18.5 million for the year ended December 31, 2007 compared to $16.3 million for the year ended December 31, 2006, an increase of $2.1 million, or 13%. The increase in revenue was due to a $0.7 million increase in SuperStat revenue and a $2.1 million increase in digital control unit revenue. The increases were partially offset by a $0.5 million decrease in Maingate product sales and a $0.2 million decrease in other products and services. Digital control unit and SuperStat shipments to third-party customers were approximately 125,000 units for the year ended December 31, 2007 compared to 104,000 units for the year ended December 31, 2006, an increase of 20%.

Residential Business Revenue

Our Residential Business segment had revenue of $27.7 million for the year ended December 31, 2007 compared to $17.6 million for the year ended December 31, 2006, an increase of $10.1 million, or 57%. A $4.0 million increase in revenue from our VPC contracts resulted from an increase of $4.7 million in revenue from our VPC build-out offset by a decrease of $0.7 million in revenue in certain programs due to unfavorable measurement and verification test results as compared to the prior year. Measurement and verification results vary with the electricity demand of high-use energy equipment at the time of the measurement and verification tests, which depend on factors such as temperature and humidity.

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

We defer revenue and direct cost under our peaking and base load contracts until such revenue can be made fixed and determinable through a measurement and verification test. For our base load program, the measurement and verification tests occur throughout the year as certain installation projects are completed. For our VPC programs, the measurement and verification tests generally occur in the fourth fiscal quarter. For the fourth quarters ended December 31, 2007 and 2006, we recognized VPC contract revenue of $19.8 million and $16.3 million, respectively.

There was also a $1.2 million increase in revenue from marketing services commencing in 2007. We market and manage a real-time pricing program that allows participants to better manage their electric costs through hourly pricing.

Commercial & Industrial Business Revenue

We completed the acquisition of Enerwise on July 23, 2007. The operating results of Enerwise are included in the consolidated financial statements beginning on the date of acquisition. During the period from the date of acquisition to December 31, 2007, our Commercial & Industrial Business segment had revenue of $9.1 million, consisting of $6.1 million of demand response services and $3.0 million of energy management services. Energy management services relate to the upgrade and maintenance of power systems.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin percentages for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Year Ended December 31,
	2007		2006
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services	$7,572	41%	$6,377	39%
Residential Business	16,285	59%	10,599	60%
Commercial & Industrial Business	2,487	27%	-	NA
Total	$26,344	48%	$16,976	50%

Utility Products & Services Gross Profit and Gross Margin

Gross profit for our Utility Products & Services segment was $7.6 million for the year ended December 31, 2007 compared to $6.4 million for the year ended December 31, 2006, an increase of $1.2 million, or 19%. Increased revenue contributed $0.8 million in additional gross profit. An increased gross margin percentage resulting from higher margin product revenue contributed $0.4 million in additional gross profit.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $16.3 million for the year ended December 31, 2007 compared to $10.6 million for the year ended December 31, 2006, an increase of $5.7 million, or 54%. Our Residential Business segment’s gross margin percentage for the year ended December 31, 2007 was 59% compared to 60% for the year ended December 31, 2006, a decrease of 1%. The gross margin of our Residential Business segment varies due to factors that significantly impact revenue and cost of revenue but do not necessarily reflect on the underlying profitability of our capacity contracts. These factors and their related impact include:

•

The responsibility to pay participant incentives. In two of our VPC contracts in effect during the year ended December 31, 2007, we are responsible for paying participant incentives, which are included in our cost of revenue. In the remaining VPC contracts in effect, our utility customers are responsible for paying participant incentives. For these three contracts the gross margin will be lower, however, the customer acquisition costs incurred are less, causing the overall profitability of the contract to be consistent with the other VPC contracts which do not involve participant payments. In 2007, we entered into our third VPC program in which we are responsible for the payment of such participant incentives.

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

Commercial & Industrial Business Gross Profit and Gross Margin

Our Commercial & Industrial Business segment’s gross profit was $2.5 million, consisting of $1.3 million of demand response services and $1.2 million of energy management services. Our Commercial & Industrial Business segment’s gross margin for its demand response services was approximately 20%. It is typical for commercial and industrial demand response programs to maintain lower gross margins due to the financial incentive paid to the participating businesses. Our Commercial & Industrial Business segment’s gross margin for its energy management services was approximately 40%. The gross margin for these services varies based on the nature of the project. For example, monitoring and analyzing data typically generates a higher gross margin than design and installation of an electrical generator.

Operating Expenses:

The following table summarizes our operating expenses for the years ended December 31, 2007 and 2006 (dollars in thousands):

	Year Ended December 31,
			Percent
	2007	2006	Change
Operating Expenses:
General and administrative expenses	$22,072	$13,910	59%
Marketing and selling expenses	9,831	7,912	24%
Research and development expenses	997	790	26%
Amortization of intangible assets	973	24	*
Total	$33,873	$22,636	50%

* Not meaningful.

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

Amortization of Intangible Assets

For the years ended December 2007 and 2006, amortization of intangible assets was $973,000 and $24,000, respectively. The increase in amortization of intangible assets through December 31, 2007 was due to the acquisitions of Enerwise and PES, which resulted in the addition of $16.4 million of finite-lived intangible assets, during the year ended December 31, 2007.

Interest Expense, Net

Net interest (income)/expense increased from an expense of $390,000 for the year ended December 31, 2006 to income of $1.1 million for the year ended December 31, 2007 due to $2.5 million in interest earned on proceeds of our public offerings, partially offset by interest expense of $1.4 million related to debt.

Income Taxes

For the years ended December 31, 2007 and 2006, a provision of $147,000 and $46,000, respectively, was recorded related to a deferred tax liability and state income taxes for the legal entity of PES. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2007 or 2006.

Liquidity and Capital Resources

Overview

Since April 2003, when we ceased being a wholly owned subsidiary of Acorn Energy, until our initial public offering in April 2007, we funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our then senior loan agreement and General Electric Capital Corporation credit facility. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and participant incentive payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 shares of our common stock. Aggregate proceeds to us from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our initial public offering, the holder of our then only outstanding subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. In December 2007, we completed a secondary public offering of 4,000,000 shares of our common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by selling stockholders. Aggregate proceeds to us from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our secondary offering, the holder of our subordinated convertible debt converted $1.1 million of the principal balance into 151,933 shares of common stock. In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The agreement provides a $10 million revolver for borrowings to fund working capital and other corporate purposes and a $15 million term loan to repay maturing convertible notes on or before April 1, 2009. As of December 31, 2008, $15 million was outstanding under our security and loan agreement. Management believes that available cash and cash equivalents, marketable securities and borrowings available under our loan facilities will be sufficient to meet our capital needs for at least the next 12 months.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006

Operating activities	$(18,619)	$(1,777)	$(1,157)
Investing activities	(5,178)	(73,653)	(4,058)
Financing activities	3,613	111,411	6,383
Net change in cash and cash equivalents	$(20,184)	$35,981	$1,168

Cash Flows Used in Operating Activities

Cash used in operating activities of $18.6 million for the year ended December 31, 2008 included the effects of:

•	our net loss of $94.1 million;
•	non-cash charges of $7.6 million in depreciation and amortization;
•	stock-based compensation expense of $6.9 million;
•	non-cash impairment charge of $75.4 million;
•	an increase of $12.8 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from customers;
•	an increase of $6.8 million in inventory;
•	an increase of $3.1 million in accounts payable; and

•	an increase of $2.9 million in deferred revenue due primarily to VPC deferred revenue.

Cash used in operating activities of $1.8 million for the year ended December 31, 2007 included the effects of:

•	our net loss of $6.6 million;
•	non-cash charges of $5.5 million in depreciation and amortization;
•	stock-based compensation expense of $2.6 million;
•	accretion of marketable securities of $0.6 million due to the investments made with our offering proceeds;
•	an increase of $3.5 million in accounts receivable;
•	an increase of $1.5 million in inventory;
•	a decrease of $1.7 million in accounts payable;
•	an increase of $2.7 million in accrued expenses and other liabilities; and
•	a decrease of $1.6 million of deferred revenue due primarily to VPC deferred revenue.

Cash used in operating activities of $1.2 million for the year ended December 31, 2006 included the effects of:

•	our net loss of $6.2 million;
•	non-cash charges of $2.7 million in depreciation and amortization;
•	stock-based compensation expense of $0.3 million;
•	an increase of $1.4 million in inventory;
•	an increase of $1.5 million in accrued expenses and other liabilities; and
•	an increase of $1.3 million in deferred revenue due to primarily to VPC deferred revenue.

Cash Flows Used in Investing Activities

Cash used in investing activities was $5.2 million, $73.7 million and $4.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows used in investing activities consisted of the following:

•

capital expenditures of $8.5 million, $5.2 million, and $3.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.  Total capital expenditures, including transfers from inventory which are classified as noncash investing activities, were $13.3 million, $5.5 million and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively;

•

purchases of marketable securities of $34.6 million and $80.9 million for the years ended December 31, 2008 and 2007 and maturities of marketable securities of $39.7 million and $48.3 million for the year ended December 31, 2008 and 2007;

•	cash paid for the acquisitions of Enerwise and PES, net of cash acquired, of $33.7 million for the year ended December 31, 2007; and
•	change in restricted cash balance during the year ended December 31, 2008 and 2007 of $1.7 million and $2.1 million, respectively, related to certain cash collateralized letters of credit.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations (primarily residential).

Noncash Investing Activities

Due to intercompany purchases of certain assets, the levels of capital expenditures reflected in the investing section of our consolidated statements of cash flows do not reflect the levels of capital investment made by us. Our Residential Business segment purchases demand response equipment from our Utility Products & Services segment. These assets are initially classified as inventory when purchased by the Utility Products & Services segment. When transferred to the Residential Business segment, they remain classified as inventory until they are deployed to service in a VPC contract, at which time they are re-classified as a capital asset. These noncash purchases of equipment were $4.8 million, $0.3 million and $1.7 million for the years ended December 31, 2008, 2007 and 2006.

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

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $3.6 million, $111.4 million and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Cash flows provided by financing activities consisted of the following:

•	cash of $0.4 million, $1.3 million and $0.6 million from exercise of stock-based awards during the years ended December 31, 2008, 2007 and 2006, respectively;
•	cash of $0.1 million and $3.1 million paid for employee taxes due to net settlement of stock option exercises during the year ended December 31, 2008 and 2007;
•	sale of our Series C convertible preferred stock in March 2006, with net proceeds of $5.4 million;
•	cash of $8.1 million, $4.4 million and $1.0 million from borrowings under our credit agreement during the years ended December 31, 2008, 2007 and December 31, 2006, respectively;
•	cash of $15.0 million from borrowings under our security and loan agreement during the year ended December 31, 2008;
•	payment of $18.9 million of subordinated convertible promissory notes during the year ended December 31, 2008;
•	cash of $111.1 million from proceeds from the issuance of common stock, net of offering costs, for the year ended December 31, 2007;
•	cash paid of $0.3 million, $1.3 million, and $0.2 million for debt issuance costs during the year ended December 31, 2008, 2007 and 2006, respectively; and
•	repayment of $1.0 million of borrowings under our then senior loan agreement during the year ended December 31, 2007.

Working Capital

Working capital as of December 31, 2008 was $55.0 million, consisting of $83.0 million in current assets and $28.0 million in current liabilities. Working capital as of December 31, 2007 was $74.7 million, consisting of $94.7 million in current assets and $20.0 million in current liabilities.

In addition, we had aggregate available borrowing capacity under our credit agreement and our loan agreement of $35.9 million as of December 31, 2008 and $38.0 million as of December 31, 2007.

Indebtedness

Loan Agreement. On November 6, 2008, Comverge, Inc. and its wholly-owned subsidiaries Enerwise Global Technologies, Inc.; Comverge Giants, Inc.; Public Energy Solutions, LLC; Public Energy Solutions NY LLC; and Clean Power Markets, Inc. entered into a $25 million secured revolving credit and term loan facility with Silicon Valley Bank. The facility provides a $10 million revolver for borrowings to fund working capital and other corporate purposes and a $15 million term loan to repay maturing convertible notes on or before April 1, 2009. The interest on revolving loans under the facility will accrue, at our election, at either (i) the lender’s prime rate plus 0.25% or (ii)  90-day LIBOR plus 2.75%. The interest on term advances under the facility will accrue, at our election, at either (i) the lender’s prime rate plus 0.50% or (ii)  90-day LIBOR plus 3.00%. The obligations under the facility are secured by all assets of Comverge, Inc. and its borrower subsidiaries. The revolver terminates and all amounts outstanding thereunder are due and payable in full on November 6, 2011, and the term loan becomes payable over 57 months beginning April 1, 2009 and matures on December 31, 2013. The facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, our stock,  consolidate or merge with other entities, or suffer a change in control. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the facility may be accelerated.  As of December 31, 2008, there was $15.0 million of borrowings and $10.0 million of borrowing availability under this agreement.

Credit Agreement. In January 2007, Alternative Energy Resources, Inc., or AER, entered into a credit agreement with General Electric Capital Corporation, or GECC, to provide AER with up to $40 million of borrowings to fund capital expenditures related to VPC contracts. The GECC credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit sublimit of $3.0 million for total availability of $40 million. Borrowings under the GECC credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Interest of $0.6 million was paid on the credit agreement for the year ended December 31, 2008. Borrowings under this credit agreement are collateralized by all of AER’s assets, including its intellectual property and can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. The GECC credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. As of December 31, 2008, there was $12.5 million of borrowings under the GECC credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $25.9 million. The draw-down period for our GECC credit agreement ends on January 18, 2010. After such time, if we are not able to amend or extend the agreement, we will need to fund our capital expenditures using other resources.

Subordinated Convertible Loan Agreement. On June 10, 2005, we entered into a $4.0 million subordinated convertible debt agreement with a U.S.-based lender with a maturity date of June 2010. The convertible debt bore interest at three percent plus the three-month LIBOR rate. The Convertible Debt required payment of interest only provided that we met or exceeded certain pro forma revenue targets calculated on a quarterly basis during the term. If we did not meet or exceed such revenue targets, at the option of the lender, the convertible debt would amortize ratably over a two-year period or such lesser period as remained until the maturity date. On April 4, 2007, we amended the agreement to allow the holder of the convertible debt to convert a portion of the principal, or the principal as originally provided in the agreement, into our common stock at a price of $7.24 per share at any time during its term. Subsequent to the amendment, the holder of the convertible debt converted a principal balance of $2.1 million to 290,054 shares during 2007. The principal amount of the convertible debt may be prepaid at any time, provided that the payment must include an amount calculated to compensate the lender for interest that would have been paid through the maturity date of the convertible debt, determined by multiplying the principal balance by the current interest rate for each interest paying period from the prepayment date to the maturity date and then discounting the results to the repayment date at an annual rate of 20%. In addition, in the event of a prepayment of the principal amount, the lender had been provided a non-detachable warrant to purchase shares of common stock calculated by dividing the outstanding principal balance by a price per share of $7.24, or 262,430 shares as of December 31, 2007. The convertible debt is collateralized by a second lien on substantially all of the assets of the Company and is subordinated in right of payment to the senior loan agreement. In conjunction with the entering into the GECC credit agreement, we entered into an amendment whereby the lender of the convertible debt agreed to subordinate its liens against AER assets to the liens of the GECC credit agreement. On March 14, 2008, the holder of the then-outstanding subordinated convertible debt converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

Subordinated Convertible Promissory Notes. In connection with the acquisition of Enerwise, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bore interest at a rate of 5.5% per annum and mature on April 1, 2009. Interest payments on the notes were made quarterly. The notes are convertible into shares of common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $33.44 which represents 125% of the average closing price of our common stock for the 20 trading days immediately prior to the execution of the Enerwise purchase agreement. During the year ended December 31, 2008, we offered the note holders a prepayment at 98% of their then outstanding balance. As of December 31, 2008, we paid $16.1 million in cash to those note holders who agreed to early extinguishment and recognized a gain on extinguishment of debt of $328,000. As of December 31, 2008, based on the note conversion price of $33.44 per share, the remaining $0.6 million of notes are convertible into an aggregate of up to 17,646 shares of our common stock.

In connection with the acquisition of PES, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $3.0 million. The notes bear interest at a rate of 5.5% per annum and will mature on March 29, 2009. Interest payments on the notes were made quarterly. The notes were convertible into 74,386 shares of common stock at the option of the holders thereof beginning one year from the date of issuance at a price per share of $40.33, which was equal to 125% of the average closing price of common stock for the trading days commencing September 18, 2007, and ending October 12, 2007. On November 7, 2008, we paid the remaining principal to the holders of the subordinated convertible promissory notes issued with the acquisition of PES. There is no outstanding balance as of December 31, 2008.

Letters of Credit

Our facility with Silicon Valley Bank and our credit agreement with GECC provide for the issuance of up to $13.0 million of letters of credit. As of December 31, 2008, we had $1.8 million face value of irrevocable letters of credit outstanding from these facilities. We anticipate issuing $4 million of letters of credit when regulatory approval for our currently pending VPC contracts is received.

Capital Spending

As of December 31, 2008, our VPC programs had estimated installed capacity of 290 megawatts. Our existing VPC contracts as of December 31, 2008 provided for a potential capacity of 587 megawatts. We expect to incur approximately $19.9 million in capital expenditures over the next three years to build out the remaining 297 megawatts under our existing VPC programs, of which $12.7 million is anticipated to be incurred through December 31, 2009. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

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

We define Adjusted EBITDA as EBITDA before stock-based compensation expense and impairment charges. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is the result of restricted stock and stock option grants which require a noncash expense to be recorded in the financial statements in accordance with SFAS No. 123(R). Management believes the impairment charge related to the Enerwise reporting unit to be not indicative of our core operating performance.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal periods indicated is as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net loss	$(94,106)	$(6,604)	$(6,160)
Depreciation and amortization	7,609	5,508	2,748
Interest expense (income), net	22	(1,130)	390
Provision (benefit) for income taxes	(901)	147	46
EBITDA	(87,376)	(2,079)	(2,976)
Non-cash stock compensation expense	6,876	2,552	252
Non-cash impairment charge	75,432	-	-
Adjusted EBITDA	$(5,068)	$473	$(2,724)

Commitments and Contingencies

We are a party to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5,Accounting for Contingencies and related pronouncements. In accordance with SFAS No. 5, a liability is recorded when we determine that a loss is probable and the amount can be reasonably estimated. In addition, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of December 31, 2008, there were no material contingencies requiring accrual or disclosure.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of December 31, 2008 is set forth in the following table (dollars in thousands):

	Payments Due by Period
		Less Than	1 - 3	3 - 5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
Bank debt obligations	$27,524	$2,636	$9,432	$12,827	$2,629
Cash interest payments on debt	2,521	893	1,391	237	-
Operating lease obligations	4,126	1,536	1,957	633	-
Subordinated convertible promissory notes	590	590	-	-	-
Total	$34,761	$5,655	$12,780	$13,697	$2,629

We are contractually obligated to make certain contingent payments of approximately $1.3 million under an exclusive licensing agreement for certain product technology. Additionally, as part of our contractual obligations, we have the option to maintain licensing exclusivity on an annual basis by making payments ranging from $0.3 million to $5.0 million over the next three years. We are also obligated to pay royalties to the licensor for each unit sold that incorporates the licensed technology. Such royalties are reduced by the amount of optional exclusivity payments described above. These payments have been excluded from the table above.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, marketable securities and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth below.

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition , we recognize revenue when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

In accordance with SAB 104, we defer revenue and associated cost of revenue related to certain residential and small commercial long-term VPC contracts until such time as the annual contract payment is fixed and determinable. Revenue is invoiced on a monthly or quarterly basis throughout the contract year. The VPC contracts require us to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

We enter into agreements to provide base load capacity services to utilities or commercial and industrial end customers. Base load capacity revenues are earned based on our ability to achieve committed capacity through load reduction. In order to provide capacity, we deliver and install demand side management measures to a portfolio of commercial and industrial end customers. The base load capacity contracts require us to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, we defer revenue and associated cost of revenue in our electric load reduction services until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or we have met our performance obligation. Our base load capacity contracts are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires us to assess whether the different elements qualify for separate accounting. The deliverables in these arrangements are accounted for as separate elements. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21 since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

We enter into agreements to provide demand response and capacity event services. The demand response contracts require us to provide electric capacity through demand reduction to utility end customers when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on our ability to deliver capacity. In order to provide capacity, we manage a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, we recognize revenue and associated cost of revenue in our demand response services at such time as the capacity amount is fixed and determinable.

We register with certain independent service operators in order to participate in capacity. The capacity year for our primary capacity program spans from June 1st to May 31st annually. For participation, we receive cash payments on a monthly basis in the capacity year. Participation in the capacity program requires us to respond to requests from the service operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. In accordance with

SAB 104, the annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable.

Capacity event services revenue is contingent revenue earned based upon the actual amount of energy provided during the capacity event. Contingent revenue from capacity events is recognized when the capacity amount, and therefore the related revenue, is fixed and determinable.

We sell hardware products directly to utilities for use and deployment by the utility. In addition, we provide installation services under a long-term service contract with our customer. We recognize revenue for such sales when delivery has occurred or services have been rendered and all other criteria of SAB 104 have been met.

We have certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, right to use software, hardware and hosting services.  These contracts require no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. Therefore, consistent with the guidance in EITF No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, hardware and related services are considered non-software deliverables. Accordingly, we apply the provisions of EITF No. 00-21 to separate deliverables and allocate the total arrangement consideration. We evaluate each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-along basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. If objective and reliable evidence of fair value exits for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations in which there is objective and reliable evidence of fair value for all undelivered elements but not for delivered elements, the residual method is used to allocate the arrangement’s consideration.

For multiple element arrangements including hosting, we apply EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware. For certain contracts that include software hosting services, the customer may not have the contractual right to take possession of our software at any time during the hosting period without significant penalty. Therefore, in accordance with EITF 00-3, AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, does not apply to these contracts. Because we do not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting as discussed above. Accordingly, revenue for all elements is recognized ratably over the longer of the estimated customer relationship period or the life of the contract, once all revenue recognition requirements are met. Straight-line attribution is used because there is no other discernible pattern of use that suggests that revenue is earned or obligations are fulfilled in a different pattern.

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from certain fixed price contracts are recognized on a percentage of completion basis, which involves the use of estimates. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when final acceptance is received from the customer. We also enter into agreements to provide hosting services that allow customers to monitor and analyze their electrical usage. Revenue from hosting contracts is recognized as the services are provided, generally on a recurring monthly basis. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, goodwill and intangible assets, are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. All of our identifiable finite-lived intangible assets are amortized using the straight-line method. We use estimates in determining the value of goodwill and intangible assets, including estimates of useful lives of intangible assets, discounted future cash flows and fair values of the related operations. We test goodwill for impairment at least annually as of December 31 or as events or changes in circumstances warrant such test, under the guidance of SFAS No. 142,Goodwill and Other Intangible Assets. We forecast discounted future cash flows at the reporting unit level based on estimated future revenues and operating expenses, which take into consideration factors such as estimated payments on long-term contracts, expected future orders, supplier contracts and general market conditions. Changes in our forecasts or expense of capital may result in asset value adjustments, which could have a significant affect on our current and future results of operations, financial condition and cash flows. Intangible assets with a finite life are amortized on a straight-line basis over estimated useful lives and are tested for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.

Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, for the years ended December 31, 2008, 2007 and 2006 were $6.9 million, $2.6 million, and $0.3 million, respectively, before income taxes. Upon adopting SFAS No. 123(R), for awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with performance and/or service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For awards with market conditions, the Company utilized a lattice model to estimate the award fair value and the derived service period.

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

We account for stock issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial assets and financial liabilities measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007. FASB Staff Position No. 157-2 ("FSP 157-2"), Effective Date of FASB Statement No. 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities until years beginning after November 15, 2008. FASB Staff Position No. 157-3 ("FSP 157-3"), Determining the Fair Value of A Financial Asset When the Market for That Asset is Not Active, which was made effective on October 10, 2008, clarified the application of SFAS 157 in determining the fair value of financial assets in inactive markets. We adopted SFAS No. 157 as it applies to our financial assets and financial liabilities effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. We do not expect the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on our consolidated financial statements in subsequent reporting periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), Business Combinations. SFAS 141R changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R to have a material impact on our financial condition and results of operations, although its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material effect on our financial condition and results of operations.
In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on the presentation of our annual and interim period disclosures.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect this standard to have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This FSP is effective for years beginning after December 15, 2008, and interim periods within those years. We do not expect this standard to have a material impact on its calculation of EPS.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our financial position and results of operations. Historically, our primary exposures have related to non dollar-denominated sales and expenses in the Canadian dollar, the Israeli shekel, and the South African rand. We do not utilize any foreign currency exchange transactions to hedge our exposure. Foreign currency gains for the years ended December 31, 2008, 2007 and 2006 were immaterial.

Interest Rate Risk

As of December 31, 2008, $0.6 million of our outstanding debt was at fixed interest rates and $27.5 million of outstanding debt was at floating interest rates. Based on outstanding floating rate debt of $27.5 million as of December 31, 2008, an increase of 1.0% in the prime rate or the three-month LIBOR rate would result in an increase in our interest expense of approximately $275,000 per year.

Market Value of Portfolio Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of December 31, 2008, we had $45.0 million of investments in money market funds, commercial paper and corporate debentures/bonds recorded at fair value on our balance sheet. These investments are exposed to fluctuations in market values and could have a material impact on our financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

Comverge, Inc.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comverge, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiariesat December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying indexpresents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Atlanta, Georgia

March 10, 2009

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$19,571	$39,755
Restricted cash	1,968	2,151
Marketable securities	28,276	33,174
Accounts receivable, net	24,785	12,194
Inventory, net	4,960	2,988
Deferred costs	2,197	1,615
Other current assets	1,273	2,841
Total current assets	83,030	94,718

Restricted cash	2,089	214
Property and equipment, net	20,572	14,011
Intangible assets, net	10,251	18,828
Goodwill	8,179	74,369
Other assets	1,036	1,005
Total assets	$125,157	$203,145

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,672	$4,571
Accrued expenses	8,006	3,976
Deferred revenue	6,694	4,340
Current portion of long-term debt	3,226	-
Other current liabilities	2,400	7,131
Total current liabilities	27,998	20,018

Long-term liabilities
Deferred revenue	2,220	1,697
Long-term debt	24,888	26,337
Other liabilities	2,391	2,462
Total long-term liabilities	29,499	30,496

Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, $0.001 par value per share, authorized 15,000,000	-	-
shares; no shares issued and outstanding as of December 31, 2008 and December 31, 2007
Common stock, $0.001 par value per share, authorized 150,000,000	22	21
shares; issued 21,926,660 and outstanding 21,908,121 shares as of
December 31, 2008 and 20,893,336 issued and outstanding shares as of December 31, 2007
Additional paid-in capital	220,638	211,403
Common stock held in treasury, at cost, 18,539 and no shares as of	(119)	-
December 31, 2008 and December 31, 2007, respectively
Accumulated deficit	(152,930)	(58,824)
Accumulated other comprehensive income	49	31
Total shareholders’ equity	67,660	152,631
Total liabilities and shareholders’ equity	$125,157	$203,145

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended December 31,
	2008	2007	2006

Revenue
Product	$17,890	$14,812	$12,710
Service	59,348	40,350	21,163
Total revenue	77,238	55,162	33,873

Cost of revenue
Product	11,087	9,450	8,514
Service	32,248	19,368	8,383
Total cost of revenue	43,335	28,818	16,897

Gross profit	33,903	26,344	16,976
Operating expenses
General and administrative expenses	34,463	22,072	13,910
Marketing and selling expenses	15,738	9,831	7,912
Research and development expenses	1,137	997	790
Amortization of intangible assets	2,439	973	24
Impairment charges	75,432	-	-

Operating loss	(95,306)	(7,529)	(5,660)

Interest expense (income), net	22	(1,130)	390
Other expense (income), net	(321)	58	64

Loss before income taxes	(95,007)	(6,457)	(6,114)

Provision (benefit) for income taxes	(901)	147	46

Net loss	$(94,106)	$(6,604)	$(6,160)

Net loss per share
Basic and diluted	$(4.45)	$(0.46)	$(1.89)

Weighted average shares used
in computation	21,160,979	14,490,619	3,262,366

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

									Accumulated
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other	Total
	Number of		Number of		Paid-in	Number of		Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance as of December 31, 2005	8,039,050	$35,106	3,077,186	$3	$19,201	-	$-	$(46,060)	$-	$8,250
Issuance of Series C convertible preferred stock	550,000	5,411	-	-	-	-	-	-	-	5,411
Issuance of common stock upon exercises of stock options	-	-	408,868	-	646	-	-	-	-	646
Stock-based compensation	-	-	-	-	252	-	-	-	-	252
Issuance of restricted stock	-	-	3,868	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(6,160)	-	(6,160)
Balance at December 31, 2006	8,589,050	40,517	3,489,922	3	20,099	-	-	(52,220)	-	8,399
Common stock issued in public offerings, net of offering costs	-	-	6,220,000	6	109,979	-	-	-	-	109,985
Conversion of preferred stock into common stock	(8,589,050)	(40,517)	8,589,050	9	40,508	-	-	-	-	-
Common stock issued upon conversion of convertible debt	-	-	290,054	1	2,099	-	-	-	-	2,100
Common stock issued in business acquisitions	-	-	1,313,674	1	37,996	-	-	-	-	37,997
Issuance of common stock upon exercises of stock options	-	-	1,022,738	1	1,318	-	-	-	-	1,319
Stock received to settle stock option employee taxes	-	-	(130,007)	-	(3,148)	-	-	-	-	(3,148)
Stock-based compensation	-	-	-	-	2,552	-	-	-	-	2,552
Issuance of restricted stock, net of forfeitures	-	-	97,905	-	-	-	-	-	-	-
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-	(6,604)	-	(6,604)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	-	-	31	31
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(6,573)
Balance at December 31, 2007	-	-	20,893,336	21	211,403	-	-	(58,824)	31	152,631
Common stock issued upon conversion of convertible debt	-	-	262,430	-	1,900	-	-	-	-	1,900
Issuance of common stock upon exercises of stock options	-	-	271,732	1	423	-	-	-	-	424
Stock-based compensation	-	-	-	-	6,876	-	-	-	-	6,876
Issuance of restricted stock, net of forfeitures	-	-	499,162	-	-	-	-	-	-	-
Common stock held in treasury	-	-	-	-	-	(18,539)	(119)	-	-	(119)
Payment of offering costs	-	-	-	-	36	-	-	-	-	36
Components of comprehensive loss:
Net loss	-	-	-	-	-			(94,106)	-	(94,106)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	-	-	18	18
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(94,088)
Balance at December 31, 2008	-	$-	21,926,660	$22	220,638	(18,539)	$(119)	$(152,930)	$49	$67,660

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(94,106)	$(6,604)	$(6,160)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,004	4,535	2,724
Amortization of intangible assets	2,605	973	24
Stock-based compensation	6,876	2,552	252
Impairment charges	75,432	-	-
Gain on extinguishment of debt	(328)	-	-
Amortization of debt issuance costs	217	226	72
Accretion of marketable securities	(175)	(559)	-
Loss on disposal of property and equipment	353	256	239
Allowance for inventory obsolescence	65	(135)	94
Allowance for doubtful accounts	213	125	133
Deferred income taxes	(815)	64	46
Changes in operating assets and liabilities
Accounts receivable, net	(12,804)	(3,517)	(582)
Inventory, net	(6,823)	(1,466)	(1,417)
Deferred costs and other assets	(708)	2,410	139
Accounts payable	3,101	(1,741)	445
Accrued expenses and other liabilities	397	2,692	1,547
Deferred revenue	2,877	(1,588)	1,287
Net cash used in operating activities	(18,619)	(1,777)	(1,157)

Cash flows from investing activities
Changes in restricted cash	(1,692)	(2,088)	-
Cash paid for acquisitions, net of cash acquired	(48)	(33,739)	-
Purchases of marketable securities	(34,635)	(80,884)	-
Maturities of marketable securities	39,726	48,300	-
Purchases of property and equipment	(6,829)	(5,229)	(3,795)
Purchase of technology license	(1,700)	-	-
Funding of termination benefits	-	(13)	(263)
Net cash used in investing activities	(5,178)	(73,653)	(4,058)

Cash flows from financing activities
Proceeds from exercises of stock options	359	1,319	646
Payment of employee taxes due to net settlement stock option exercises	(54)	(3,148)	-
Proceeds from Series C preferred stock, net of issuance costs of $89	-	-	5,411
Borrowings under credit agreement	8,087	4,437	1,000
Borrowings under loan facility	15,000	-	-
Repayment of subordinated convertible promissory notes	(18,860)	-	-
Repayment of senior loan agreement	-	(1,000)	-
Net proceeds (payments) from issuance of common stock	(614)	111,138	(503)
Payment of debt issuance costs	(305)	(1,335)	(171)
Net cash provided by financing activities	3,613	111,411	6,383

Net change in cash and cash equivalents	(20,184)	35,981	1,168
Cash and cash equivalents at beginning of period	39,755	3,774	2,606
Cash and cash equivalents at end of period	$19,571	$39,755	$3,774

Cash paid for interest	$1,688	$1,153	$384
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$427	$120	$53
Decrease in inventory due to transfer to fixed assets	$(4,786)	$(271)	$(1,697)
Subordinated convertible notes issued in connection with
business acquisitions	$-	$20,000	$-
Common stock issued as consideration in business acquisitions	$-	$37,997	$-
Common stock issued on conversion of convertible debt	$1,900	$2,100	$-

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides (i) smart grid solutions to utilities and other energy customers consisting of demand response systems comprised of hardware, software and installation services, as reported under the Utility Products & Services segment (ii) electric capacity to utility customers during periods of peak energy demand as well as base load reduction through residential and small commercial consumers, as reported under the Residential Business segment, and (iii) energy management and demand response solutions to large commercial and industrial consumers, as reported under the Commercial & Industrial segment.

In July 2007, we acquired Enerwise Global Technologies, Inc. and established the Commercial & Industrial Business segment. In September 2007, we acquired the four operating entities comprising the business of Public Energy Solutions and added their offerings as part of the Residential Business segment.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006, Consolidated Balance Sheets as of December 31, 2008 and 2007 and Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

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

Liquidity

The Company reported annual net losses in 2008, 2007 and 2006 of $94.1 million, $6.6 million and $6.2 million, respectively. The Company’s cash and cash equivalents and marketable securities as of December 31, 2008 were $47.8 million. As of December 31, 2008, we had $28.1 million of debt outstanding and $35.9 in borrowing availability from our debt facilities. The Company believes that available cash and cash equivalents, marketable securities, and borrowings from its debt facilities will be sufficient to meet its capital and operational needs for at least the next twelve months.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection as well as historical experience. As of December 31, 2008 and 2007, there were $494 and $324, respectively, identified as doubtful of collection.

Inventory, net

Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost, and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. As of December 31, 2008 and 2007, there were provisions of $198 and $149, respectively, for inventory identified as slow-moving, obsolete or unusable.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, the Company recognizes the fair value of liabilities for asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The Residential Business segment installs hardware at residences of select utility customers. At the request of the homeowner, the Company is obligated to remove this hardware. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the asset’s life. The Company’s estimate is based on the historical data for the ratio of cumulative assets removed to the cumulative number of assets installed. Accordingly, in the years ended December 31, 2008, 2007 and 2006, the Company recognized an asset retirement obligation liability and an associated adjustment in the cost of long-lived assets of $427, $120 and $53, respectively.

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized. Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year as well as on an as-needed basis determined by events of changes in circumstances. As discussed in note 9, an impairment test of goodwill and certain intangible assets was performed during the third quarter of 2008. The interim impairment assessment was triggered by a rule change in a certain market effected in 2008 that reduced the price the Company receives under its economic, or voluntary, demand response programs for commercial and industrial consumers. Based on this evaluation, the Company recorded a non-cash impairment charge. The Company performed its annual impairment test as of December 31st and the results of the tests performed on December 31, 2008, 2007 and 2006 indicated no additional impairment of goodwill.

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

Debt Issuance Costs

Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs was $217, $226 and $72 for the years ended December 31, 2008, 2007 and 2006, respectively.

Debt issuance costs are included in Other current assets and Other assets and consisted of the following as of December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007

Debt issuance costs	$1,132	$247
Addition of debt issuance costs	306	1,335
Write-off of debt issuance costs	-	(53)
Amortization of debt issuance costs	(217)	(397)
	$1,221	$1,132

Warranty Provision

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. The warranty provision included in Other current liabilities is set forth below.

	Year Ended December 31,
	2008	2007	2006

Warranty provision at beginning of year	$111	$111	$51
Accruals for warranties issued during the year	9	100	115
Warranty settlements during the year	(19)	(100)	(55)
Warranty provision at the end of year	$101	$111	$111

Fair Value of Financial Instruments

The Company uses financial instruments in the normal course of business, including cash and cash equivalents, investment securities, accounts receivable, accounts payable, accrued expenses, and debt obligations. The carrying values of accounts receivable, accounts payable, and accrued expenses approximated their respective fair values at each balance sheet date due to the short-term maturity of these assets and liabilities. The carrying value of the debt obligations approximated its fair value given the market rates of interest and maturity schedules.

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and reduce consumers’ use of electricity. The Company’s business success depends in part on its relationships with a limited number of large customers. During the year ended December 31, 2008, the Company had three customers which accounted for 19%, 14%, and 12% of the Company’s total revenue. The total accounts receivable from these customers were $5,339, $2,304, and $5,228, respectively, as of December 31, 2008. During the year ended December 31, 2007, the Company had two customers which accounted for 16% and 10% of the Company’s total revenue. The total accounts receivable from these customers were $0 and $543, respectively, as of December 31, 2007. During the year ended December 31, 2006, the Company had two customers which accounted for 28% and 16% of the Company’s total revenue.

No other customer accounted for more than 10% of the Company’s total revenue in 2008, 2007 and 2006.

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

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition , the Company recognizes revenues when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

In accordance with SAB 104, the Company defers revenue and associated cost of revenue related to certain long-term VPC contracts until such time as the annual contract payment is fixed and determinable. Revenue is invoiced on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

The deferred revenue and deferred cost of revenue as of December 31, 2008 and December 31, 2007 are provided below:

	December 31,	December 31,
	2008	2007
Deferred revenue:
VPC contract related	$4,271	$2,433
Other	2,423	1,907
Current deferred revenue	$6,694	$4,340

Deferred cost of revenue:
VPC contract related	$791	$640
Other	1,406	975
Current deferred cost of revenue	$2,197	$1,615

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

The Company sells hardware products directly to utilities for use and deployment by the utility. In addition, the Company provides installation services under long-term service contracts with our customers. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and all other criteria of SAB 104 have been met.

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, right to use software, hardware and hosting services. These contracts require no significant production, modification or customization of the software or hardware, and the software is not essential to the functionality of the hardware. Therefore, consistent with the guidance in EITF No. 03-5, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software, hardware and related services are considered non-software deliverables. Accordingly, the Company applies the provisions of EITF No. 00-21 to separate deliverables and allocate the total arrangement consideration. The Company evaluates each deliverable to determine whether it represents a separate unit of accounting based on the following criteria: (a) whether the delivered item has value to the customer on a stand-along basis; (b) whether there is objective and reliable evidence of the fair value of the undelivered items; and (c) if the contract includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in the Company’s control. If objective and reliable evidence of fair value exits for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations in which there is objective and reliable evidence of fair value for all undelivered elements but not for delivered elements, the residual method is used to allocate the arrangement’s consideration.

For multiple element arrangements including hosting, the Company applies EITF No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, to multiple element arrangements that include software hosting services. For certain contracts that include software hosting services, the customer does not have the contractual right to take possession of the Company’s software at any time during the hosting period without significant penalty. Therefore, in accordance with EITF 00-3, AICPA Statement of Position (“SOP”) 97-2, Software Revenue Recognition, does not apply to these contracts. Accordingly, these contracts are accounted for in accordance with EITF No. 00-21. EITF 00-21 requires that the Company assess whether the different elements qualify for separate accounting . Because the Company does not have objective evidence of the fair value of each element, the elements do not qualify for separate accounting as discussed above.  Accordingly, revenue for all elements is recognized ratably over the longer of the estimated customer relationship period or the life of the contract, once all revenue recognition requirements are met. Straight-line attribution is used because there is no other discernible pattern of use that suggests that revenue is earned or obligations are fulfilled in a different pattern.

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from certain fixed price contracts are recognized on a percentage of completion basis, which involves the use of estimates. If the Company does not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when final acceptance is received from the customer. The Company also enters into agreements to provide hosting services that allow customers to monitor and analyze their electrical usage. Revenue from hosting contracts is recognized as the services are provided, generally on a recurring monthly basis. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, the Company reports shipping and handling revenue and their associated costs in revenue and cost of revenue, respectively. In accordance with EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), the Company records incentive payments made to participants in its VPC programs as cost of revenue.

Foreign Currency Transactions

The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). Accordingly, the Company and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gains amounted to $6, $2, and $16 for the years ended December 31, 2008, 2007 and 2006, respectively.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company reports total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, other comprehensive loss includes those amounts relating to unrealized gains and losses on investment securities classified as available for sale in the consolidated statement of stockholders’ equity and comprehensive loss. The Company’s comprehensive loss for the year ended December 31, 2006 is comprised of only net loss.

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

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of December 31, 2008 and 2007 were as follows:

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market	$18,026	$-	$-	$18,026	$15,467	$1,209	$1,350
Commercial paper	3,882	8	-	3,890	-	-	3,890
Corporate debentures/bonds	22,995	76	(35)	23,036	-	-	23,036
Total	$44,903	$84	$(35)	$44,952	$15,467	$1,209	$28,276

	December 31, 2007
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$25,649	$-	$-	$25,649	$25,649	$-	$-
Commercial paper	17,132	6	(1)	17,137	7,881	-	9,256
Corporate debentures/bonds	23,892	35	(9)	23,918	-	-	23,918
Total	$66,673	$41	$(10)	$66,704	$33,530	$-	$33,174

Realized gains and losses to date have not been material. Interest income for the years ended December 31, 2008 and 2007 was $1,583 and $2,535, respectively. The Company recorded $234 and $559 of accretion in interest income related to certain marketable securities reaching maturity during the years ended December 31, 2008 and 2007, respectively.

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

The Company’s assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities, U.S. Treasury securities and equity investments. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s U.S. Agency securities, Commercial Paper, U.S. Corporate Bonds and certificates of deposit. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following tables set forth by level, within the fair value hierarchy, the Company’s marketable securities accounted for at fair value under SFAS 157 as of December 31, 2008. As required by SFAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$18,026	$16,676	$1,350	$-
Commercial paper	3,890	-	3,890	-
Corporate debentures/bonds	23,036	-	23,036	-
Total	$44,952	$16,676	$28,276	$-

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $3,889, $2,656 and $3,544 for the years ended December 31, 2008, 2007 and 2006, respectively. Substantially all advertising costs were incurred to promote the Company’s VPC programs to participants in an effort to acquire electric capacity in fulfillment of certain long-term capacity contracts with utility customers of the Company’s Residential Business segment and Commercial & Industrial Business segment.

Software Development Costs for Internal Use

Software costs for internal use of $516 and $189 were capitalized in 2008 and 2007, respectively. These costs were capitalized in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and will be amortized over a three-year expected life in accordance with Company policy. During the year ending December 31, 2008 and 2007, $87 and $51 was recorded as depreciation expense for internal use software.

Software Development Costs to be Sold, Leased or Otherwise Marketed

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

Stock-Based Compensation

Stock-based compensation expense recognized under SFAS No. 123(R), Share-Based Payment, for the years December 31, 2008, 2007, and 2006 was $6.9 million, $2.6 million and $0.3 million, respectively, before income taxes.

The Company accounts for stock issued to consultants on a fair value basis in accordance with SFAS No. 123(R) and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Segment Reporting

As of December 31, 2008, the Company reports through three operating segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance and allocates the Company’s resources based on these segments. These segments constitute the Company’s three reportable segments.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008 and 2007, there were no accrued interest and penalties related to uncertain tax positions.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 is effective for financial assets and financial liabilities measured at fair value on a recurring basis for fiscal years beginning after November 15, 2007. FASB Staff Position No. 157-2 ("FSP 157-2"), Effective Date of FASB Statement No. 157, deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities until years beginning after November 15, 2008. FASB Staff Position No. 157-3 ("FSP 157-3"), Determining the Fair Value of A Financial Asset When the Market for That Asset is Not Active, which was made effective on October 10, 2008, clarified the application of SFAS 157 in determining the fair value of financial assets in inactive markets. We adopted SFAS No. 157 as it applies to our financial assets and financial liabilities effective January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements. We do not expect the adoption of SFAS 157 for nonfinancial assets and nonfinancial liabilities to have a material impact on our consolidated financial statements in subsequent reporting periods.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141R"), Business Combinations. SFAS 141R changes the accounting for acquisition transaction costs by requiring them to be expensed in the period incurred, and also changes the accounting for contingent consideration, acquired contingencies and restructuring costs related to an acquisition. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We do not expect that the adoption of SFAS 141R to have a material impact on our financial condition and results of operations, although its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2007, the FASB issued SFAS No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material effect on our financial condition and results of operations.
In March 2008, the FASB issued SFAS No. 161 ("SFAS 161"), Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on the presentation of our annual and interim period disclosures.

In April 2008, the FASB issued FASB Staff Position No. 142-3 (“FSP 142-3”), Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets.” The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP No. 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. We do not expect this standard to have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method. This FSP is effective for years beginning after December 15, 2008, and interim periods within those years. The Company does not expect this standard to have a material impact on its calculation of EPS.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options, restricted stock and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the years ended December 31, 2008, 2007 and 2006, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Year Ended December 31,
	2008	2007	2006

Series A convertible preferred stock	-	-	5,200,573
Series B convertible preferred stock	-	-	2,820,439
Series C convertible preferred stock	-	-	550,000
Series A-2 convertible preferred stock	-	-	18,038
Subordinated debt convertible to common stock	17,646	845,189	551,693
Contingently issuable shares	11,945	11,945	-
Unvested restricted stock awards	548,511	96,666	-
Outstanding options	1,810,656	1,779,852	1,991,105
Outstanding warrant	-	250,000	250,000
Total	2,388,758	2,983,652	11,381,848

4.	Acquisitions

On July 23, 2007, Comverge completed the acquisition of Enerwise Global Technologies, Inc. (“Enerwise”) for $76.2 million in consideration, comprised of $22.3 million in cash, net of cash acquired; $17.0 million in subordinated convertible promissory notes payable to Enerwise stockholders; and 1,279,545 shares of Comverge common stock, valued at $36.9 million. In accordance with Emerging Issues Task Force (“EITF”) No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the fair value of Comverge common stock to be issued was determined using an average price of $28.82, which was the average closing price of Comverge common stock for a few days before and after the terms of the merger agreement were agreed to and announced.

In addition, 191,183 shares of Comverge stock were issuable if Enerwise exceeded certain 2008 operating performance results. The additional contingent consideration was not earned in 2008 and the 191,183 shares will not be issued.

On September 29, 2007, Comverge completed the acquisition of Public Energy Solutions, LLC, Public Electric, Inc. and PES NY, LLC (collectively, “PES”) for $13.3 million in consideration, comprised of $9.0 million in cash, net of cash acquired; 3.0 million in subordinated convertible promissory notes payable to PES capital members; and 46,074 shares of Comverge common stock, valued at $1.3 million, of which 34,129 shares were issued upon closing and 11,945 shares are issuable as additional consideration by the Company as certain 2007 operating performance results were achieved. In accordance with EITF No. 99-12, the fair value of Comverge common stock issued upon closing was determined using a price of $32.86.

For 2007, contingent consideration based on the achievement of certain operating performance results was earned resulting in issuable consideration of $0.9 million and 11,945 shares of our common stock. For 2008, additional consideration of up to $2.2 million and 192,832 shares of our common stock were not issuable as certain operating performance results were not attained.

These acquisitions were completed primarily to allow the Company to expand its demand management services. The Company allocated the purchase prices of the acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excesses of the purchase prices over the fair values were recorded as goodwill. Management believes the goodwill resulting from the PES acquisition will be deductible for tax purposes. The fair values assigned to intangible assets acquired were based on estimates and assumptions determined by management. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives, which represents the most discernible pattern of economic use. The results of operations of each acquisition are included in our results of operations from the closing date of the acquisition. The allocations of the purchase prices were as follows:

	Enerwise	PES
Current assets	$3,894	$2,211
Goodwill	66,944	6,926
Intangible assets:
Acquired technology	2,735	-
Trade names and trademarks	2,758	-
Customer relationships and contracts	8,061	5,585
Non-compete agreements	-	456
Other assets	245	162
Total assets acquired	84,637	15,340
Liabilities assumed	(7,501)	(1,631)
Net assets acquired	$77,136	$13,709

The trade names and trademarks as well as non-compete agreements were deemed to be indefinite lived. At the time of their acquisition, the acquired technology and customer relationships and contracts have useful lives of four to ten years, with a weighted average useful life of approximately seven years. During the year ended December 31, 2008, the trade names and trademarks were fully impaired, as discussed in note 9. The non-compete agreements will be amortized over a five year period beginning January 1, 2009.

Goodwill recorded from the PES acquisition was assigned to the Residential Business segment. Goodwill recorded from the Enerwise acquisition was assigned to the Commercial & Industrial Business segment. During the year ended December 31, 2008, the Enerwise goodwill was fully impaired, as discussed in note 9.

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

	Year Ended
	2007	2006
Revenue	$68,683	$52,784
Net loss	$(10,336)	$(11,991)
Basic and diluted net loss per share	$(0.68)	$(2.62)

5.	Accounts Receivable, net

Accounts receivable as of December 31, 2008 and 2007 consisted of billed accounts receivable of $20,052 and $9,243, respectively, net of the allowance for doubtful accounts, and unbilled accounts receivable of $4,733 and $2,951, respectively. Unbilled accounts receivable mainly reflect amounts that the Company will invoice in the next twelve months pursuant to the Company’s contractual right to make future billings under the Residential Business segment’s VPC contracts.

6.	Inventory, net

Inventory as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Raw materials and supplies	$611	$507
Finished goods	4,349	2,481
Total inventory, net	$4,960	$2,988

7.	Other Current Assets

Other current assets as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Prepaid expenses	$691	$356
Purchase consideration receivable	-	1,859
Other	582	626
Total other current assets	$1,273	$2,841

8.	Property and Equipment, net

Property and equipment as of December 31, 2008 and 2007 consisted of the following:

	Estimated
	Useful Life	December 31,	December 31,
	(in years)	2008	2007

Load control equipment	Contract term	$31,086	$20,020
Computer hardware and software	3	2,790	2,857
Office furniture, software and other equipment	5 - 7	1,896	1,976
Leasehold improvements	Lease term	1,439	1,237
Property and equipment		37,211	26,090
Accumulated depreciation		(16,639)	(12,079)
Property and equipment, net		$20,572	$14,011

Depreciation expense in respect of property and equipment was $5,004, $4,535 and $2,724 for the years ended December 31, 2008, 2007 and 2006, respectively. Of such amounts, $4,126, $4,069, and $2,361 were included in cost of revenue, and $878, $466, and $363 were included in general and administrative expenses for the years ended December 31, 2005, 2006 and 2007, respectively.

9.	Goodwill and Intangible Assets, net

During the third quarter of 2008, the Company reassessed the outlook for the Commercial & Industrial Business segment and evaluated the potential impairment of the goodwill and other intangible assets of Enerwise in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets and SFAS No. 142 Goodwill and Other Intangible Assets. These interim impairment assessments were triggered by a rule change in a certain market effected in 2008 that reduced the price the Company receives under its economic, or voluntary, demand response programs for commercial and industrial consumers. The Company performed valuations and reviewed the Enerwise trade name, customer relationship and goodwill balances for impairment. Based on the results of these assessments, the Company recorded the $75.4 million non-cash impairment charges of goodwill and certain intangible assets in the third quarter of 2008, as discussed and presented below.

Goodwill	$67,744
Trade name	2,758
Customer relationships	4,930
Total	$75,432

Goodwill

In the Commercial & Industrial Business segment, a rule change for economic demand response programs in a certain market during the third quarter caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, the Company determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the Commercial & Industrial Business segment of $67.7 million to reflect the carrying value in excess of the fair value. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2008.

Changes in the carrying amount of the Company’s consolidated goodwill during the years ended December 31, 2008 and 2007 consisted of the following:

	Utility		Commercial &
	Products &	Residential	Industrial
	Services	Business	Business	Total
Goodwill, as of December 31, 2006	$499	$-	$-	$499
Addition due to the acquisition of Enerwise	-	-	66,944	66,944
Addition due to the acquisition of PES	-	6,926		6,926
Goodwill, as of December 31, 2007	499	6,926	66,944	74,369
Additions due to contingent settlements	-	754	800	1,554
Decrease due to Enerwise impairment charge	-	-	(67,744)	(67,744)
Goodwill, as of December 31, 2008	$499	$7,680	$-	$8,179

Indefinite-lived intangible assets

As a part of the reorganization announced on September 12, 2008, the Company made the decision to no longer use the Enerwise trade name. Accordingly, the Company fully impaired the Enerwise trade name by recording a $2.8 million non-cash impairment charge during the third quarter of 2008. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2008.

As a result of the impairment, the Company reversed a deferred tax liability of $1.0 million associated with the Enerwise trade name. The impact of the reversal resulted in an income tax benefit recorded in the year ended December 31, 2008.

Other intangible assets

Contemporaneous with the Company’s interim goodwill impairment test, the Company also performed an analysis of the potential impairment and reassessed other identified intangible assets within the Commercial & Industrial Business segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, the Company recorded a non-cash impairment charge of $4.9 million to reduce the customer relationship carrying value to the calculated fair value. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2008.

The Company’s consolidated intangible assets, net as of December 31, 2008 and 2007 consisted of the following:

	Estimated	As of December 31, 2008			As of December 31, 2007
	Useful Life	Gross	Accumulated	Net	Gross	Accumulated	Net
	(in years)	Amount	Amortization	Amount	Amount	Amortization	Amount

Trade names and trademarks	Indefinite	$2,758	$(2,758)	$-	$2,758	$-	$2,758
Non-compete agreements	Indefinite	456	-	456	456	-	456
Acquired technology	3-5	4,435	(1,152)	3,283	2,735	(302)	2,433
Patents	4-14	313	(143)	170	305	(136)	169
Customer relationships and contracts	5-10	13,646	(7,304)	6,342	13,646	(634)	13,012
		$21,608	$(11,357)	$10,251	$19,900	$(1,072)	$18,828

The non-compete agreements will be amortized over a five year period beginning January 1, 2009 as certain employees will no longer be with the Company. Total estimated amortization expense for the next five years is as follows:

Year Ended December 31,
2009	$2,711
2010	2,648
2011	2,232
2012	1,256
2013	364
Thereafter	1,040

10.	Accrued Expenses

Accrued expenses as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Professional fees	$558	$1,454
Capacity supply agreement	4,470	581
Other	2,978	1,941
Total accrued expenses	$8,006	$3,976

11.	Other Current Liabilities

Other current liabilities as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Customer contract related	$-	$2,596
Payroll, bonus and benefits	1,463	2,415
Earn-out payable	-	1,007
Other	937	1,113
Total other current liabilities	$2,400	$7,131

12.	Other Liabilities

Other liabilities as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Accrued compensation	$900	$900
Other	1,491	1,562
Total other liabilities	$2,391	$2,462

13.	Long-Term Debt

The Company maintained a senior credit facility (“senior loan agreement”) with a United States commercial bank. The senior loan agreement expired in March 2008. The senior loan agreement had a revolving line of credit up to $4.0 million, including letters of credit up to $3.0 million. The senior loan agreement was collateralized by substantially all of the assets not related to Alternative Energy Resources, Inc., including intellectual property. The Company did not renew or extend the senior loan agreement and there were no borrowings under the senior loan agreement at the time of its maturity.

On November 6, 2008, Comverge, Inc. and its wholly-owned subsidiaries Enerwise Global Technologies, Inc.; Comverge Giants, Inc.; Public Energy Solutions, LLC; Public Energy Solutions NY LLC; and Clean Power Markets, Inc. entered into a $25.0 million secured revolving credit and term loan facility (the “Facility”) with Silicon Valley Bank (the “Lender”). The Facility provides a $10.0 million revolver (the “Revolver Facility”) for borrowings to fund working capital and other corporate purposes and a $15.0 million term loan (the “Term Loan Facility”) to repay maturing convertible notes on or before April 1, 2009. The interest on revolving loans under the Facility will accrue, at the Company’s election, at either (i) the Lender’s prime rate plus 0.25% or (ii)  90-day LIBOR plus 2.75%. The interest on term advances under the Facility will accrue, at the Company’s election, at either (i) the Lender’s prime rate plus 0.50% or (ii)  90-day LIBOR plus 3.00%. The obligations under the Facility are secured by all assets of Comverge, Inc. and its borrower subsidiaries. The Revolver Facility terminates and all amounts outstanding thereunder are due and payable in full on November 6, 2011, and the Term Loan Facility becomes payable over 57 months beginning April 1, 2009 and matures on December 31, 2013. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, Comverge, Inc. stock,  consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Facility may be accelerated. As of December 31, 2008, there was $15.0 million of borrowings and $10.0 million of borrowing availability under this agreement.

In January 2007, AER entered into a credit agreement with General Electric Capital Corporation (“GECC”) to provide it with up to $40 million of borrowings to fund capital expenditures related to VPC contracts. This credit agreement expires in 2014, at which time all outstanding borrowings will become due and payable. Subject to the limitations described below, this credit agreement has a term loan facility up to $37.0 million and a letter of credit sublimit of $3.0 million for total availability of $40 million. Borrowings under the credit agreement bear interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Interest of $0.6 million was paid on the credit agreement for the year ended December 31, 2008. Borrowings under this credit agreement are collateralized by all of AER’s assets, including its intellectual property. Borrowings under this credit agreement can be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. This credit agreement contains customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. As of December 31, 2008, there were $12.5 million of borrowings under this credit agreement, and borrowing availability to fund capital expenditures for the VPC contracts was $25.9 million.

On June 10, 2005, the Company entered into a $4.0 million subordinated convertible debt agreement (“Convertible Debt”) with a U.S.-based lender with a maturity date of June 2010. The Convertible Debt bore interest at three percent plus the three-month LIBOR rate. The Convertible Debt required payment of interest only provided that the Company met or exceeded certain pro forma revenue targets calculated on a quarterly basis during the term. If the Company did not meet or exceed such revenue targets, at the option of the lender, the Convertible Debt would amortize ratably over a two-year period or such lesser period as remained until the maturity date. On April 4, 2007, the Company amended the agreement to allow the holder of the Convertible Debt to convert a portion of the principal, or the principal as originally provided in the agreement, into the Company’s common stock at a price of $7.24 per share at any time during its term. Subsequent to the amendment, the holder of the Convertible Debt converted a principal balance of $2,100 to 290,054 shares during 2007. The Convertible Debt was collateralized by a second lien on substantially all of the assets of the Company and was subordinated in right of payment to the senior loan agreement. In conjunction with the entering into the GE Credit Facility, the Company entered into an amendment whereby the lender of the Convertible Debt agreed to subordinate its liens against AER assets to the liens of the credit agreement with GECC. On March 14, 2008, the holder of the then-outstanding subordinated convertible debt converted the remaining $1.9 million outstanding balance of subordinated convertible debt for 262,430 shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

In connection with the acquisition of Enerwise, the Company issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bear interest at a rate of 5.5% per annum and mature on April 1, 2009. Interest payments on the notes are made quarterly. The notes are convertible into shares of common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $33.44 which represents 125% of the average closing price of common stock for the 20 trading days immediately prior to the execution of the Enerwise purchase agreement. During the year ended December 31, 2008, the Company offered the note holders a prepayment at a 2% discount of their then outstanding balance. As of December 31, 2008, the Company paid $16.1 million in cash to those note holders who agreed to early payment and recognized a gain on extinguishment of debt of $328. As of December 31, 2008, based on the note conversion price of $33.44 per share, the remaining $0.6 million of notes are convertible into an aggregate of up to 17,646 shares of our common stock.

In connection with the acquisition of PES, the Company issued a series of subordinated convertible promissory notes in the aggregate principal amount of $3.0 million. The notes bore interest at a rate of 5.5% per annum and would have matured on March 29, 2009. Interest payments on the notes were made quarterly. The notes were convertible into 74,386 shares of common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $40.33, which is equal to 125% of the average closing price of common stock for the trading days commencing September 18, 2007, and ending October 12, 2007. On November 7, 2008, the Company paid the holders of the subordinated convertible promissory notes issued with the acquisition of PES. There is no outstanding balance as of December 31, 2008.

Long-term debt as of December 31, 2008 and 2007 consisted of the following:

	December 31,	December 31,
	2008	2007

Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company's assets not related to Alternative
Energy Resources,Inc., maturing in November 2011, interest payable at
a variable rate (4.43% at December 31, 2008)	$15,000	$-
Credit agreement with a U.S. Corporation, collateralized by all of
Alternative Energy Resources, Inc.'s assets, expiring January 2014,
interest payable at a variable rate (4.18% and 7.45% as of December 31,	12,524	4,437
2008 and December 31, 2007)
Subordinated convertible debt, collateralized by a second lien on substantially all of the Company's assets not related to Alternative
Energy Resources, Inc., maturing in June 2010, converted to equity and terminated in March 2008, interest payable monthly at a variable
rate of interest (7.70% as of December 31, 2007)	NA	1,900
Subordinated convertible promissory notes, maturing in March and
April 2009, interest payable quarterly at 5.5% per annum, issued in connection with the acquisitions of Enerwise Global Technologies, Inc.
and Public Energy Solutions	590	20,000
Total debt	28,114	26,337
Less: Current portion of long-term debt	(3,226)	-
Total long-term debt	$24,888	$26,337

14.	Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2008	2007	2006
Current:
U.S. Federal	$-	$-	$-
State and local	(86)	83	-
Total	(86)	83	-

Deferred:
U.S. Federal	(741)	56	42
State and local	(74)	8	5
Total	(815)	64	47
Provision for income taxes	$(901)	$147	$47

For the year ended December 31, 2008, the Company recorded deferred tax benefit of $815 related to the impairment of intangible assets at Enerwise and amortization of intangible assets.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2008	2007	2006

Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense (benefit), net of federal benefit	0.1%	(0.8)%	(0.9)%
Goodwill impairment	(23.3)%	0.0%	0.0%
Other	(0.5)%	(1.6)%	(3.2)%
Valuation allowance	(9.4)%	(33.5)%	(30.7)%
Effective tax rate	0.9%	(1.9)%	(0.8)%

Deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$27,842	$23,506
Other	5,416	2,388
Gross deferred income tax assets	33,258	25,894
Less: valuation allowance for deferred income tax assets	(31,864)	(21,487)
	1,394	4,407
Deferred tax liabilities:
Intangible amortization	(1,063)	(5,007)
Other	(674)	(558)
Net deferred income tax liabilities	$(343)	$(1,158)

As of December 31, 2008, the Company had a net deferred tax liability of $343 related to amortization of tax deductible goodwill and indefinite-lived assets.

SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2008, management has determined that based on all available evidence, a valuation allowance of $31,864 is appropriate, as compared to a valuation allowance in the amount of $21,487 as of the year ended December 31, 2007.

The Company has federal, state, and foreign net operating losses of approximately $86,064, $66,999 and $3,849, respectively, as of December 31, 2008. The Federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards begin expiring in 2008. The foreign net operating loss carryforwards do not expire. The above net operating losses reflect a limitation set forth by section 382 of the Internal Revenue Code due to prior ownership changes.

Deferred tax assets relating to tax benefits of employee stock option grants have been reduced to reflect exercises through the year December 31, 2008. Some exercises resulted in tax deductions in excess of previously recorded tax benefits. Although these additional tax benefits or (“windfalls”) are reflected in net operating loss carryforwards, pursuant to SFAS 123(R) the additional tax benefit associated with the windfall is not recognized until the deduction reduces taxes payable. Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2008 and 2007 due to net operating loss carryforwards, these “windfall” tax benefits are not reflected in the Company’s net operating losses in deferred tax assets for December 31, 2008 and December 31, 2007. The December 31, 2007 deferred tax asset balance within the table above has been revised to reflect this exclusion. Windfalls included in net operating loss carryforwards but not reflected in deferred tax assets as of December 31, 2008 and December 31, 2007 are $15,573 and $13,764, respectively. The tax benefit of these windfalls will be reflected as a credit to additional paid-in capital when recognized.

As of December 31, 2007 and December 31, 2008, the Company had determined no liabilities for uncertain tax positions should be recorded. The tax years ended December 31, 2007, 2006, and 2005 remain open for audit based on the statute of limitations.

15.	Commitments and Contingencies

Operating Leases

Rental lease expenses for the years ended December 31, 2008, 2007 and 2006 were $1,603, $1,014 and $689, respectively. Estimated future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2008 were as follows:

Year Ended December 31,
2009	$1,536
2010	1,042
2011	915
2012	540
2013	93
Thereafter	-

Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2008, 2007 or 2006.

Licensing Agreement

The Company is contractually obligated to make certain contingent payments of approximately $1.3 million under an exclusive licensing agreement for certain product technology. Additionally, as part of its contractual obligations, the Company has the option to maintain licensing exclusivity on an annual basis ranging from $0.3 million to $5.0 million over the next three years. The Company is also obligated to pay royalties to the licensor for each unit sold that incorporates the licensed technology. Such royalties are reduced by the amount of optional exclusivity payments described above. During the year ended December 31, 2008, the Company paid no royalties under the agreement.

Royalties

The Company’s former subsidiary, Comverge Control Systems Ltd., was obligated to pay royalties to the Government of Israel on proceeds from the sale of certain products that incorporate intellectual property developed in whole or in part through grants from the Chief Scientist of the State of Israel (“Chief Scientist”). Royalties were payable at a rate of 4.5 percent of the annual sales of such products. Royalties payable under this arrangement were not to exceed the original amount of the grants, which was $595. As of December 31, 2007, the maximum amount payable on the future sale of products, if any, was approximately $386. As the Company ceased operations of the subsidiary during the year ended December 31, 2007, has closed the subsidiary and does not expect any revenue from the sale of such products, the Company has notified the Chief Scientist that it does not foresee paying any additional royalties under the grant. The Company is working with the Chief Scientist and providing information when requested.

Guarantees

The Company typically grants customers a limited warranty that guarantees that its products will substantially conform to its current specifications for 90 days related to software products and one year related to hardware products from the delivery date. The Company also indemnifies its customers from third-party claims of intellectual property infringement relating to the intended use of its products. Standard software license agreements contain indemnification clauses that are limited in amount. Pursuant to these clauses, the Company indemnifies and agrees to pay any judgment or settlement relating to a claim. The Company accounts for these clauses under FASB Staff Position FIN No. 45, Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. There were no liabilities recorded for these agreements as of December 31, 2008 and 2007.

The Company has guaranteed the electrical capacity it has committed to deliver pursuant to certain long-term contracts of its Residential Business. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees during the year ended December 31, 2008 and 2007 were $3.7 million and $2.1 million, respectively.

16.	Stockholders’ Equity

Public Offerings

In April 2007, the Company completed an initial public offering of 5,300,000 shares of common stock. Aggregate proceeds from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In December 2007, the Company completed a secondary public offering of 4,000,000 shares of common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by existing stockholders. Aggregate proceeds from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses.

Common Stock

Holders of the Company’s common stock are entitled to dividends if and when declared by the Board of Directors. The holders of common stock are entitled to vote upon all matters submitted to a vote of holders of common stock of the Company and shall be entitled to one vote for each share of common stock held.

Treasury Stock

Treasury stock represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the 2006 Long-Term Incentive Plan, as amended. Treasury stock is carried at the market value on the date of vesting or exercise.

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock. As of December 31, 2008, no preferred stock was issued or outstanding. The rights, preferences, and provisions would be determined, at the discretion of the Board of Directors, at the time of issuance.

Convertible Preferred Stock

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

Stock Warrants

In June 2005, in conjunction with the Convertible Debt financing, the Company issued a warrant to the lender equal to the outstanding principal balance converted to Series B Preferred based on a price of $7.24 per share. On March 14, 2008, the holder of the then-outstanding subordinated convertible debt converted the remaining outstanding balance of subordinated convertible debt for shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

In February 2006, a significant investor in the Series C Preferred entered into a strategic marketing and development agreement with the Company (“Agreement”). In August 2008, the warrant expired pursuant to the terms of the agreement, as amended.

17. Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan, as amended, (“2006 LTIP”) was approved by the Company’s stockholders in May 2008 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant. As of December 31, 2008, 2,203,114 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006 was $6,876, $2,552 and $252.

A summary of the Company’s stock option activity for the year ended December 31, 2008, 2007 and 2006 is presented below:

	2008			2007		2006
	Number	Weighted		Number	Weighted	Number	Weighted
	of	Average	Range of	of	Average	of	Average
	Options	Exercise	Exercise	Options	Exercise	Options	Exercise
	(Shares)	Price	Prices	(Shares)	Price	(Shares)	Price
Outstanding at beginning of year	1,799,852	$13.44	$0.58- $34.23	1,991,105	$2.10	1,710,756	$1.60
Granted	418,823	12.76	$5.03- $19.46	975,986	23.59	771,408	3.04
Exercised	(271,732)	1.43	$0.58 - $10.34	(1,022,738)	1.98	(408,867)	1.54
Cancelled	(1,925)	21.41	$0.58 - $34.23	(526)	4.66	(28,643)	4.82
Forfeited	(134,362)	24.90	$0.58 - $34.23	(143,975)	9.66	(53,549)	2.04
Outstanding at end of year	1,810,656	$14.23	$0.58 - $34.23	1,799,852	$13.44	1,991,105	$2.10
Exercisable at end of period	773,853	$12.45	$0.58 - $34.23	439,297	$5.86	926,680	$1.96

At December 31, 2008 outstanding and exercisable options had no intrinsic value, in the aggregate. The intrinsic value of outstanding options approximates the intrinsic value of options expected to vest.

	Outstanding as of December 31, 2008			Exercisable as of December 31, 2008
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise	Number	Contractual	Price per	Number	Contractual	Price per
Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	365,166	3.5	$0.75	219,286	3.4	$0.73
$2.40 - $3.18	65,646	2.7	$2.76	50,491	2.2	$2.64
$4.00 - $7.99	71,826	5.0	$4.29	42,647	4.2	$4.00
$8.00 - $10.33	83,658	5.4	$8.40	33,845	4.5	$8.19
$10.34 - $14.09	356,506	5.7	$12.46	88,031	4.7	$12.01
$14.10	18,172	5.2	$14.10	7,977	5.2	$14.10
$18.00 - $23.53	547,812	5.2	$18.09	205,030	4.8	$18.03
$23.54	21,576	4.6	$23.54	16,263	4.3	$23.54
$23.55 - $36.00	280,294	5.2	$32.75	110,283	4.3	$33.04
	1,810,656	4.9	$14.23	773,853	4.0	$12.45

Of the stock options outstanding as of December 31, 2008, 1,662,264 options were held by employees, 85,853 options were held by members or former members of the Board of Directors and 62,539 options were held by non-employee service providers. During the year ended December 31, 2008, proceeds received from the exercise of 271,732 options was $424. The intrinsic value of options exercised during December 31, 2008 was approximately $2.2 million. For the year ended December 31, 2008, stock options were granted with exercise prices ranging from $5.03 per share to $19.46 per share.

For options with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

	2008	2007	2006

Risk-free interest rate	2.61%	4.59%	4.63%
Expected term of options, in years	4.5	4.5	4.5
Expected annual volatility	70%	70%	90%
Expected dividend yield	0%	0%	0%

The weighted average grant date fair value for option grants awarded during the year was $7.23, $13.84, and $1.05 for the years ended December 31, 2008, 2007 and 2006, respectively. Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Because we do not have a sufficient history to estimate the expected term, the Company uses SAB No. 107’s simplified method for estimating expected term. The simplified method is based on vesting-tranches and the contractual life of each grant. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

A summary of the Company’s restricted stock award activity for the year ended December 31, 2008, 2007 and 2006 is presented below:

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested at beginning of year	96,022	$24.04	3,868	$9.35	-	NA
Granted	570,193	$9.87	100,135	$24.57	3,868	$9.35
Vested	(46,673)	$20.93	(6,069)	$19.34	-	NA
Cancelled	-	NA	-	NA	-	NA
Forfeited	(71,031)	$15.34	(1,912)	$23.54	-	NA
Unvested at end of year	548,511	$10.80	96,022	$24.04	3,868	$9.35

During the year ended December 31, 2006, the Company granted 3,868 shares of restricted common stock to a member of the Board of Directors. The award vests quarterly over four years. The fair value of the shares on the date of issuance was $40.

During December 31, 2007, the Company granted 100,135 shares of restricted common stock to employees and members of the Board of Directors. The awards vest over a three to four-year period, depending on the terms of the award. The fair value of the shares on the date of issuance was $2,460.

During the year ended December 31, 2008, the Company granted 570,193 restricted stock awards. Of these awards, 525,000 shares were granted with service and market conditions. For awards with market conditions, the Company utilized a lattice model to estimate the award fair value and the derived service period.

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

The Company recorded $6,876, $2,552 and $252 of stock-based compensation expense related to vested stock-based incentive awards to employees, directors and non-employees in the years ended December 31, 2008, 2007 and 2006. The remaining amount of $13,118 to be recognized as compensation expense for such unvested awards as of December 31, 2008 is as follows:

Year Ended December 31,
2009	$5,378
2010	4,962
2011	2,575
2012	203
2013	-
Thereafter	-

18.	Segment Information

As of December 31, 2008, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and installation services to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency. The Residential Business segment also provides marketing services on an outsourced basis. The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Management has three primary measures of segment performance: revenue, gross profit (margin) and operating income. The Residential Business segment purchases demand response hardware and software from the Utility Products & Services segment. All inter-operating segment revenues are eliminated in consolidation. Substantially all of our revenues are generated with domestic customers. The Utility Products & Services segment product and service cost of revenue includes materials, labor and overhead. Within the Residential Business segment, cost of revenue is based on operating costs of the demand response networks, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network, and build-out costs of the base load efficiency networks, primarily lighting costs and installation services related to energy efficiency upgrades. The Commercial & Industrial Business segment’s cost of revenue includes materials, labor and overhead for the energy management services as well as end consumer participant payments for the demand response services. Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

The following tables show operating results for each of the Company’s operating segments:

	Year Ended December 31, 2008
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated	Elimina-
	Services	Business	Business	Costs	tions	Total
Revenue
Product	$19,979	$-	$-	$-	$(2,089)	$17,890
Service	3,602	34,652	21,094	-	-	59,348
Total revenue	23,581	34,652	21,094	-	(2,089)	77,238
Cost of revenue
Product	12,554	-		-	(1,467)	11,087
Service	1,514	14,914	15,820	-	-	32,248
Total cost of revenue	14,068	14,914	15,820	-	(1,467)	43,335
Gross profit	9,513	19,738	5,274	-	(622)	33,903
Operating expenses
General and administrative expenses	5,473	12,745	4,444	11,801	-	34,463
Marketing and selling expenses	2,474	6,957	3,503	2,804	-	15,738
Research and development expenses	1,137	-	-	-	-	1,137
Amortization of intangible assets	-	1,117	1,304	18	-	2,439
Impairment charges	-	-	75,432	-	-	75,432
Operating income (loss)	429	(1,081)	(79,409)	(14,623)	(622)	(95,306)
Other/interest expense (income), net	-	813	(38)	(1,074)	-	(299)
Income (loss) before income taxes	$429	$(1,894)	$(79,371)	$(13,549)	$(622)	$(95,007)

	Year Ended December 31, 2007
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated	Elimina-
	Services	Business	Business	Costs	tions	Total
Revenue
Product	$17,025	$-	$-	$-	$(2,213)	$14,812
Service	3,648	27,651	9,051	-	-	40,350
Total revenue	20,673	27,651	9,051	-	(2,213)	55,162
Cost of revenue
Product	11,119	-	-	-	(1,669)	9,450
Service	1,321	11,483	6,564	-	-	19,368
Total cost of revenue	12,440	11,483	6,564	-	(1,669)	28,818
Gross profit	8,233	16,168	2,487	-	(544)	26,344
Operating expenses
General and administrative expenses	5,330	7,220	2,132	7,390	-	22,072
Marketing and selling expenses	2,200	4,887	767	1,977	-	9,831
Research and development expenses	997	-	-	-	-	997
Amortization of intangible assets	-	279	658	36	-	973
Impairment charges	-	-	-	-	-	-
Operating income (loss)	(294)	3,782	(1,070)	(9,403)	(544)	(7,529)
Other/interest expense (income), net	20	546	(47)	(1,591)	-	(1,072)
Income (loss) before income taxes	$(314)	$3,236	$(1,023)	$(7,812)	$(544)	$(6,457)

	Year Ended December 31, 2006
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated	Elimina-
	Services	Business	Business	Costs	tions	Total
Revenue
Product	$14,352	$-	$-	$-	$(1,642)	$12,710
Service	3,606	17,557	-	-	-	21,163
Total revenue	17,958	17,557	-	-	(1,642)	33,873
Cost of revenue
Product	9,914	-	-	-	(1,400)	8,514
Service	1,425	6,958	-		-	8,383
Total cost of revenue	11,339	6,958	-	-	(1,400)	16,897
Gross profit	6,619	10,599	-	-	(242)	16,976
Operating expenses
General and administrative expenses	4,490	4,889	-	4,531	-	13,910
Marketing and selling expenses	2,213	4,619	-	1,080	-	7,912
Research and development expenses	790	-	-	-	-	790
Amortization of intangible assets	-	-	-	24	-	24
Impairment charges	-	-	-	-	-	-
Operating income (loss)	(874)	1,091	-	(5,635)	(242)	(5,660)
Other/interest expense (income), net	-	-	-	454	-	454
Income (loss) before income taxes	$(874)	$1,091	$-	$(6,089)	$(242)	$(6,114)

19.	Related Party Transactions

An affiliate of AEI charged the Company’s Israeli subsidiary, Comverge Control Systems Ltd., $75 and $112, respectively, in the years ended December 31, 2007 and 2006. Such charges were in consideration of providing office space and certain accounting and administrative services, which amounts are included in general and administrative expense. As of December 31, 2007, the Company ceased operations of Comverge Control Systems Ltd. and no such charges were recorded for the year ended December 31, 2008.

The Company entered into a restated communicating thermostat co-development and supply agreement dated as of June 1, 2005 with a holder of the Company’s Series A Preferred and Series B Preferred, or common stock subsequent to the conversion of all outstanding preferred stock upon completion of the initial public offering in April 2007. Pursuant to the agreement, such stockholder has agreed to develop one or more customized thermostats to be combined with the Company’s communication interfaces. The Company has agreed to pay such stockholder a specified amount for co-development expenses with respect to each customized thermostat model and a specified price for each unit produced. For the years ended December 31, 2008, 2007, and 2006, the Company paid such stockholder $3,037, $2,561, and $2,150, respectively.

In February 2006, a significant investor in the Series C Preferred entered into a strategic marketing and development agreement with the Company (“Agreement”). As part of the Agreement, the investor was given a warrant to purchase 250,000 shares of Series C Preferred for $15.00 per share. Effective with the close of the initial public offering in April 2007, the warrant became exercisable for shares of our common stock on a one share for one share basis. The warrant was exercisable only if the investor met defined performance milestones as specified in the warrant. The performance milestones were not met and the warrant expired on August 12, 2008.

The lender of the Convertible Debt became a stockholder of the Company in March 2006 by investing in the Series C Preferred. Effective with the closing of the initial public offering in April 2007, all outstanding shares of preferred stock were converted on a one share for one share basis to common stock. For the years ended December 31, 2008, 2007 and 2006, the Company made interest payments on the Convertible Debt of $44, $290 and $326, respectively. On March 14, 2008, the holder of the subordinated convertible debt converted the remaining outstanding balance and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

An executive officer of the Company held approximately 4% of the subordinated convertible promissory notes outstanding balance as of December 31, 2007. The portion of the subordinated convertible promissory note held by the executive officer was paid during the year ended December 31, 2008.

During the year ended December 31, 2008, a former executive officer of the Company and former member of the Board of Directors both served as third-party consultants after their employment with the Company. The Company paid the former executive officer serving as a third-party consultant $61 during the months of October to December in 2008. No cash payments were made to the member of the Board of Directors serving as a third-party consultant. Both individuals continued to vest in outstanding stock awards during the terms of their service agreements. The service agreement with the former executive officer ended, pursuant to its terms, on December 31, 2008.

20.	Quarterly Financial Information (Unaudited)

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2008 and 2007. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended in 2008				Quarter ended in 2007
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Revenue
Product	$3,202	$4,249	$4,796	$5,643	$4,079	$3,058	$3,717	$3,958
Service	7,251	5,272	19,489	27,336	1,656	1,561	6,291	30,842
Total revenue	10,453	9,521	24,285	32,979	5,735	4,619	10,008	34,800

Cost of revenue
Product	2,040	2,659	2,973	3,415	2,777	1,907	2,281	2,485
Service	4,005	3,037	14,060	11,146	817	639	4,599	13,313
Total cost of revenue	6,045	5,696	17,033	14,561	3,594	2,546	6,880	15,798

Gross profit	4,408	3,825	7,252	18,418	2,141	2,073	3,128	19,002
Operating expenses
General and administrative expenses	8,326	8,615	9,507	8,015	4,222	4,513	5,722	7,615
Marketing and selling expenses	4,000	3,856	4,314	3,568	1,899	2,163	2,687	3,082
Research and development expenses	368	168	140	461	273	356	190	178
Amortization of intangible assets	656	656	610	517	23	5	280	665
Impairment charges	-	-	75,432	-	-	-	-	-

Operating income (loss)	(8,942)	(9,470)	(82,751)	5,857	(4,276)	(4,964)	(5,751)	7,462

Interest and other expense (income), net	(211)	67	158	(313)	232	(600)	(462)	(242)

Income (loss) before income taxes	(8,731)	(9,537)	(82,909)	6,170	(4,508)	(4,364)	(5,289)	7,704

Provision (benefit) for income taxes	92	78	(1,140)	69	7	7	7	126

Net income (loss)	$(8,823)	$(9,615)	$(81,769)	$6,101	$(4,515)	$(4,371)	$(5,296)	$7,578

Net income (loss) per share (basic)	$(0.42)	$(0.45)	$(3.85)	$0.29	$(1.25)	$(0.29)	$(0.28)	$0.38

Net income (loss) per share (diluted)	$(0.42)	$(0.45)	$(3.85)	$0.28	$(1.25)	$(0.29)	$(0.28)	$0.36

Schedule II

Valuation and Qualifying Accounts

	Balance at	Additions	Additions		Balance at
	Beginning	Charged to Costs	Charged to		End of
Description	of Period	and Expenses	Other Accounts	Deductions	Period
Deducted from asset accounts
Year ended December 31, 2006
Allowance for doubtful accounts	$60	$133	$-	$(80)	$113
Allowance for inventory obsolescence	400	94	-	(210)	284
Valuation allowance on net deferred tax assets	14,080	-	-	(911)	13,169
Total	$14,540	$227	$-	$(1,201)	$13,566

Deducted from asset accounts
Year ended December 31, 2007
Allowance for doubtful accounts	$113	$125	$86	$-	$324
Allowance for inventory obsolescence	284	(135)	-	-	149
Valuation allowance on net deferred tax assets	13,169	-	8,318	-	21,487
Total	$13,566	$(10)	$8,404	$-	$21,960

Deducted from asset accounts
Year ended December 31, 2008
Allowance for doubtful accounts	$324	$213	$-	$(43)	$494
Allowance for inventory obsolescence	149	65	-	(16)	198
Valuation allowance on net deferred tax assets	21,487	-	10,377	-	31,864
Total	$21,960	$278	$10,377	$(59)	$32,556

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

For information with respect to our executive officers, see “Executive Officers” at the end of Part I, Item 1 of this Annual Report on Form 10-K. Except for the information set forth in “Executive Officers” of the end of Part I, Item 1, the information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008.

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2009.

Comverge Inc.

By:	/S/ ROBERT M. CHISTE
Robert M. Chiste
Chairman, President and Chief Executive Officer

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

Signature	Title	Date

/S/ ROBERT M. CHISTE Robert M. Chiste	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2009

/S/ MICHAEL D. PICCHI Michael D. Picchi	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/S/ NORA MEAD BROWNELL Nora Mead Brownell	Director	March 10, 2009

/S/ ALEC G. DREYER Alec G. Dreyer	Director	March 10, 2009

/S/ THOMAS GUTIERREZ Thomas Gutierrez	Director	March 10, 2009

/S/ LARRY HAGEWOOD Larry Hagewood	Director	March 10, 2009

/S/ ROBERT F. MCCULLOUGH Robert F. McCullough	Director	March 10, 2009

/S/ R. BLAKE YOUNG R. Blake Young	Director	March 10, 2009

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date
2.1		Agreement and Plan of Merger by and among the Company, Comverge Eagle Inc., Enerwise Global Technologies, Inc. and Stockholders’ Representatives as defined therein, dated June 27, 2007	Current Report on Form 8-K (File No. 001-33399)	June 27, 2007
2.2		Equity Purchase Agreement between Comverge, Inc., Comverge Giants, Inc., and Keith and Lori Hartman, dated September 29, 2007	Current Report on Form 8-K (File No. 001-33399)	October 4, 2007
3.1		Fifth Amended & Restated Certificate of Incorporation of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007
3.2		Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007
3.3		Amendment No. 1 to Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	January 4, 2008
4.1		Specimen Common Stock Certificate	Registration Statement on Form S-1 (File No. 137813)	February 8, 2007
4.2		Third Amended and RestatedInvestors’ Rights Agreement, dated February 14, 2006	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006
10.1	†	Advanced Energy Management Agreement between the Company and Gulf Power Company, dated September 16, 1996	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.2	†	Contract between the Company and PacifiCorp dated March 26, 2003.	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.3	†	Demand Response Capacity Agreement between the Company and San Diego Gas & Electric Company, dated October 6, 2003	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.4	†	Agreement for Supplemental Installed Capacity – Southwest Connecticut between the Company and ISO New England, Inc., dated April 13, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.5	†	Supply Agreement between the Company and Telco Solutions III, LLC, effective September 27, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.6	†	Restated Communicating Thermostat Co-Development and Supply Agreement between the Company and White-Rodgers Division of Emerson Electric Co., effective March 8, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.7	&	Form of Stock Option Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.8	&	Form of Notice of Stock Option Grant	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.9	&	Notice of Anti-Dilution Stock Option Grant, Frank A. Magnotti, dated 11/13/2001	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.1	&	Option Agreement, Robert M. Chiste, dated 9/1/2001	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.11	&	Form of Stock Issuance Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date
10.12	&	Form of Non-qualified Stock Option Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.13	&	Form of Restricted Stock Grant Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.14		Form of Indemnification Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.15

Loan and Security Agreement by and among Comverge, Inc., Enerwise Global Technologies, Inc., Comverge Giants, Inc., Public Energy Solutions, LLC, Public Energy Solutions NY, LLC and Clean Power Markets, Inc. and Silicon Valley Bank, dated November 6, 2008

			Quarterly Report on Form 10-Q (File No. 001-33399)	November 12, 2008
10.16		Credit Agreement between the Company, its wholly-owned subsidiaries and General Electric Capital Corporation, dated January 18, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007
10.17		2007 Non-employee Director Compensation Plan	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007
10.18		Second Amendment to Demand Response Capacity Delivery Agreement between the Company and San Diego Gas & Electric Company, effective January 19, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007
10.19	†	Demand Response Capacity Delivery Agreement between the Company and Public Service Company of New Mexico, dated January 31, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	April 5, 2007
10.20	†	Demand Response Capacity Delivery Agreement between the Company and Pacific Gas and Electric Company, dated February 25, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	March 5, 2007
10.21		Delivered Demand Reduction Agreement between the Company and Nevada Power Company, dated May 2, 2007	Quarterly Report on Form 10-Q (File No. 001-33399)	August 14, 2007
10.22	†	Demand Response Resource Purchase Agreement between Southern California Edison and the Company’s subsidiary, Alternative Energy Resources, Inc., dated October 16, 2007	Current Report on Form 8-K (File No. 001-33399)	October 22,2007
10.23	&	Executive Employment Agreement, Frank A. Magnotti, dated October 11, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007
10.24	&	Executive Employment Agreement, Edward G. Myszka, dated October 11, 2007	Registration Statement on Form S-1 (file No. 001-33399)	October 22, 2007
10.25	&	Executive Employment Agreement, Michael D. Picchi, dated October 11, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007
10.26	&	Amended and Restated Comverge, Inc. 2006 Long Term Incentive Plan, effective March 24, 2008	Definitive 14A Proxy Statement (File No. 001-33399)	April 7, 2008
10.27	&	Executive Employment Agreement, Robert M. Chiste, dated February 18, 2008	Current Report on Form 8-K (File No. 001-33399)	February 19, 2008

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date
10.28		Amended and Restated Registration Rights Agreement, dated October 16, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007
10.29		Form of Subordinated Convertible Promissory Note, July 23, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007
10.30		Form of Subordinated Convertible Promissory Note, September 29, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007
10.31	†	Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-subsidiary of the Company, dated February 6, 2008	Quarterly Report on Form 10-Q (File No. 001-33399)	May 13, 2008
10.32	†	Commercial and Industrial Load Management Agreement by and between Arizona Public Service Company and Alternative Resources, Inc., a wholly-owned subsidiary of the Company, dated September 12, 2008	Quarterly Report on Form 10-Q (File No. 001-33399)	November 12, 2008
10.33	† *	Direct Load Control Solution Agreement by and between PEPCO Holdings, Inc. and Comverge, Inc., dated January 21, 2009
21	*	List of subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Powers of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

&	Indicates management compensatory plan, contract or arrangement.

†	Confidential treatment has been requested for portions of this exhibit.

*	Filed herewith.

‡	Furnished herewith.