Form 10-Q/A
period 2008-09-30
Comverge, Inc.
filed 2009-04-10
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 001-33399

Comverge, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	22-3543611
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

120 Eagle Rock Avenue, Suite 190

East Hanover, New Jersey 07936

(Address of principal executive offices) (Zip Code)

(973) 884-5970

(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes☒No☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐Accelerated filer ☒         Non-accelerated filer ☐          Smaller Reporting Company   ☐(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐No☒

There were 21,927,143 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on March 5, 2009.

Comverge, Inc.

Index to Form 10-Q/A

		Page
Explanatory Note		3

Part II - Other Information

Item 6.	Exhibits	4

	SIGNATURES	4

EXPLANATORY NOTE

Comverge, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2008, solely to correct a clerical error in Exhibit 10.1 which did not clearly and conspicuously indicate that confidential portions of the Exhibit had been omitted and filed separately under a confidential treatment request with the Securities and Exchange Commission. Except for the revised Exhibit 10.1 filed herewith, there are no other changes to the original filing.

Part II – Other Information

Item 6:	Exhibits

The following document is filed as an exhibit to this report:

10.1+

Commercial and Industrial Load Management Agreement by and between Arizona Public Service Company and Alternative Energy Resources, Inc., a wholly-owned subsidiary of the Company, dated September 12, 2008.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+	Confidential treatment has been requested for portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.

(Registrant)

April 10, 2009	/s/ Robert M. Chiste
(Date)	Robert M. Chiste

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

April 10, 2009	/s/ Michael D. Picchi
(Date)	Michael D. Picchi

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)