Form 10-K/A
period 2008-12-31
Comverge, Inc.
filed 2009-04-10
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

or

•	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Comverge, Inc.

Form 10-K/A for the Fiscal Year Ended December 31, 2008

Index

		Page
Explanatory Note		4

Part IV
Item 15.	Exhibits	5
	Signatures	5

EXPLANATORY NOTE

Comverge, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the period ended December 31, 2008, solely to correct a typographical error made on the first page of the Agreement filed as Exhibit 10.33. The correct date of the Agreement is January 21, 2009. Confidential portions of the Exhibit have been omitted and filed separately under a confidential treatment request with the Securities and Exchange Commission. Except for the revised Exhibit 10.33 filed herewith, there are no other changes to the original filing.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	The following documents are filed as part of this report:
3.	Exhibits
10.33+	Direct Load Control Solution Agreement by and between PEPCO Holdings, Inc. and Comverge, Inc., dated January 21, 2009
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
+	Confidential treatment has been requested for portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.

(Registrant)

April 10, 2009	/s/ Robert M. Chiste
(Date)	Robert M. Chiste

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

April 10, 2009	/s/ Michael D. Picchi
(Date)	Michael D. Picchi

Executive Vice President and Chief Financial Officer

(Principal Financial and Accounting Officer)