Form 10-Q
period 2009-03-31
Comverge, Inc.
filed 2009-05-07
CIK 1372664

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐       No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐    Accelerated filer   ☒    Non-accelerated filer  ☐    Smaller Reporting Company   ☐         (Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐     No   ☒

There were 22,027,070 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on May 1, 2009.

Comverge, Inc.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$28,091	$19,571
Restricted cash	1,072	1,968
Marketable securities	20,352	28,276
Billed accounts receivable, net	13,115	18,877
Unbilled accounts receivable	6,392	5,908
Inventory, net	4,810	4,960
Deferred costs	4,098	2,197
Other current assets	1,347	1,273
Total current assets	79,277	83,030

Restricted cash	2,092	2,089
Property and equipment, net	21,900	20,572
Intangible assets, net	9,739	10,251
Goodwill	8,179	8,179
Other assets	976	1,036
Total assets	$122,163	$125,157

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$5,345	$7,672
Accrued expenses	4,975	8,006
Deferred revenue	13,507	6,694
Current portion of long-term debt	4,082	3,226
Other current liabilities	3,290	2,400
Total current liabilities	31,199	27,998

Long-term liabilities
Deferred revenue	2,425	2,220
Long-term debt	26,348	24,888
Other liabilities	2,284	2,391
Total long-term liabilities	31,057	29,499

Shareholders' equity
Common stock, $0.001 par value per share, authorized	22	22
150,000,000 shares; issued 22,053,819 and outstanding
22,027,070 shares as of March 31, 2009 and 21,926,660
issued and 21,908,121 outstanding shares as of
December 31, 2008
Additional paid-in capital	222,083	220,638
Common stock held in treasury, at cost, 26,749 and 18,539	(171)	(119)
shares as of March 31, 2009 and December 31, 2008,
respectively
Accumulated deficit	(162,065)	(152,930)
Accumulated other comprehensive income	38	49
Total shareholders' equity	59,907	67,660
Total liabilities and shareholders' equity	$122,163	$125,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue
Product	$4,836	$3,202
Service	6,744	7,251
Total revenue	11,580	10,453

Cost of revenue
Product	3,104	2,040
Service	4,058	4,005
Total cost of revenue	7,162	6,045

Gross profit	4,418	4,408
Operating expenses
General and administrative expenses	7,889	8,326
Marketing and selling expenses	3,759	4,000
Research and development expenses	1,116	368
Amortization of intangible assets	552	656

Operating loss	(8,898)	(8,942)

Interest and other expense (income), net	195	(211)

Loss before income taxes	(9,093)	(8,731)

Provision for income taxes	42	92

Net loss	$(9,135)	$(8,823)

Net loss per share
Basic and diluted	$(0.43)	$(0.42)

Weighted average shares used in computation	21,366,409	20,873,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(9,135)	$(8,823)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation	250	175
Amortization of intangible assets	679	656
Stock-based compensation	1,387	1,853
Other	91	85
Changes in operating assets and liabilities
Accounts receivable, net	5,313	(2,224)
Inventory, net	27	67
Deferred costs and other assets	335	(700)
Accounts payable	(2,327)	(1,464)
Accrued expenses and other liabilities	(2,238)	(2,055)
Deferred revenue	7,018	4,180
Net cash provided by (used in) operating activities	1,400	(8,250)

Cash flows from investing activities
Changes in restricted cash	893	(2,922)
Purchases of marketable securities	(4,019)	(10,380)
Maturities of marketable securities	11,900	16,780
Purchases of property and equipment	(3,941)	(2,394)
Net cash provided by investing activities	4,833	1,084

Cash flows from financing activities
Borrowings under credit agreement	2,339	1,886
Other	(52)	85
Net cash provided by financing activities	2,287	1,971

Net change in cash and cash equivalents	8,520	(5,195)
Cash and cash equivalents at beginning of period	19,571	39,755
Cash and cash equivalents at end of period	$28,091	$34,560

Cash paid for interest	$330	$479
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(17)	$219
Common stock issued on conversion of convertible debt	$-	$1,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provides peaking and base load capacity to electric utilities, grid operators and associated electricity markets to its customers either through long-term contracts in which it actively manages demand or by selling its demand response systems to utilities that operate them. The Company operates in three operating segments: the Utility Products & Services segment, Residential Business segment, and the Commercial & Industrial Business segment.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2009 and the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three months ended March 31, 2009 and 2008, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2008 on Form 10-K filed on March 10, 2009.

A reclassification has been made to the statement of cash flows for the three months ended March 31, 2008 to conform to the presentation for the three months ended March 31, 2009. In prior periods, the Company classified deployment of capital assets as noncash investing activities when the asset was deployed through inventory. In the condensed consolidated statements of cash flows presented, the Company classified the cash used for these asset deployments as cash used in investing activities. The Company believes the current presentation to represent more fairly its cash outflow due to capital expenditures.

The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Revenue Recognition

In accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition , the Company recognizes revenue when the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

In accordance with SAB 104, the Company defers revenue and associated cost of revenue related to certain long-term Virtual Peaking Capacity ® (“VPC”) contracts until such time as the annual contract payment is fixed and determinable. The Company invoices VPC customers on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

The current deferred revenue and deferred cost of revenue as of March 31, 2009 and December 31, 2008 are provided below:

	March 31,	December 31,
	2009	2008
Deferred revenue:
VPC contract related	$11,474	$4,271
Other	2,033	2,423
Current deferred revenue	$13,507	$6,694

Deferred cost of revenue:
VPC contract related	$3,232	$791
Other	866	1,406
Current deferred cost of revenue	$4,098	$2,197

The Company enters into agreements to provide base load capacity. Base load capacity revenues are earned based on the Company’s ability to achieve committed capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures. The base load capacity contracts require the Company to provide electric capacity through demand reduction to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. In accordance with SAB 104, the Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements with Multiple Deliverables, which requires the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method under EITF No. 00-21, since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

The Company enters into agreements to provide demand response and capacity event services. The demand response programs require the Company to provide electric capacity through demand reduction to utility end customers when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

Capacity event services revenue is contingent revenue earned based upon the actual amount of energy provided during the capacity event. Contingent revenue from capacity events is recognized when the capacity amount and therefore the related revenue is fixed and determinable.

The Company records revenue from capacity programs with independent service operators. The capacity year for its primary capacity program spans from June 1st to May 31st annually. For participation, the Company receives cash payments on a monthly basis in the capacity year. Participation in the capacity program requires the Company to respond to requests from the service operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. In accordance with SAB 104, the annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable.

The Company sells hardware products directly to utilities for use and deployment by the utility. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and all other criteria of SAB 104 have been met.

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, marketing services, program management services, right to use software, hardware and hosting services. These contracts require no significant production, modification or customization of the software or hardware and the software is incidental to the products and services as a whole. Accordingly, the Company applies the provisions of EITF No. 00-21 to separate deliverables and allocate the total arrangement consideration. The Company evaluates each deliverable to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations in which there is objective and reliable evidence of fair value for all undelivered elements but not for delivered elements, the residual method is used to allocate the arrangement’s consideration.

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

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income (loss) and its components in a full set of general-purpose financial statements.

The components of comprehensive loss are as follows:

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(9,135)	$(8,823)
Unrealized gain (loss) on marketable securities	(11)	32
Comprehensive loss	$(9,146)	$(8,791)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three months ended March 31, 2009, the Company had one customer which accounted for 18% of the Company’s revenue, in the aggregate. The total accounts receivable from this customer was $780 as of March 31, 2009, or 4% of net accounts receivable outstanding. During the three months ended March 31, 2008, the Company had one customer which accounted for 23% of the Company’s revenue, in the aggregate. No other customer accounted for more than 10% of the Company’s total revenue during the three months ended March 31, 2009 and 2008.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 141(R)-1 (“FSP FAS 141(R)-1”), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies. The FSP amends and clarifies SFAS No. 141, Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company does not expect the adoption of FSP FAS 141(R)-1 to have a material impact on its financial condition and results of operations, although its effects in future periods will depend on the nature and significance of potential business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. The Company is required to adopt FSP FAS 107-1 and APB 28-1 in its second quarter ending June 30, 2009. The Company does not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company is required to adopt FSP FAS 115-2 and FAS 124-2 in its second quarter ending June 30, 2009. The Company does not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company is required to adopt FSP FAS 157-4 in its second quarter ending on June 30, 2009. The Company does not expect that the adoption of FSP FAS 157-4 will have a material impact on its financial position, results of operations or cash flows.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three months ended March 31, 2009 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Three Months Ended
	March 31,
	2009	2008

Subordinated debt convertible to common stock	16,986	582,759
Contingently issuable shares	-	11,945
Unvested restricted stock awards	633,426	646,129
Outstanding options	2,269,868	1,939,206
Outstanding warrant	-	250,000
Total	2,920,280	3,430,039

4.	Unbilled Accounts Receivable

Unbilled accounts receivable as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Capacity program related	$2,659	$5,257
Other	3,733	651
Total unbilled accounts receivable	$6,392	$5,908

The Company participates in capacity programs with independent service operators. For participation, the Company receives cash payments on a monthly basis during the capacity year. The annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable. The Company records unbilled accounts receivable for the timing difference between recognition of revenue and receipt of cash. The Company also records unbilled accounts receivable for services that the Company will invoice pursuant to its contractual right to make future billings.  Other unbilled accounts receivable mainly reflects amounts the Company will invoice in the next twelve months in accordance with its VPC contracts.

5.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of March 31, 2009 and December 31, 2008 were as follows:

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities

Money market funds	$18,170	$-	$-	$18,170	$15,608	$1,212	$1,350
Commercial paper	7,190	-	-	7,190	6,193	-	997
Corporate debentures/bonds	17,967	61	(23)	18,005	-	-	18,005
Total	$43,327	$61	$(23)	$43,365	$21,801	$1,212	$20,352

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities

Money market funds	$18,026	$-	$-	$18,026	$15,467	$1,209	$1,350
Commercial paper	3,882	8	-	3,890	-	-	3,890
Corporate debentures/bonds	22,995	76	(35)	23,036	-	-	23,036
Total	$44,903	$84	$(35)	$44,952	$15,467	$1,209	$28,276

Realized gains and losses to date have not been material. Interest income for the three months ended March 31, 2009 and 2008 was $237 and $734, respectively.

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Money market funds	$18,170	$16,820	$1,350	$-
Commercial paper	7,190	-	7,190	-
Corporate debentures/bonds	18,005	-	18,005	-
Total	$43,365	$16,820	$26,545	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Money market funds	$18,026	$16,676	$1,350	$-
Commercial paper	3,890	-	3,890	-
Corporate debentures/bonds	23,036	-	23,036	-
Total	$44,952	$16,676	$28,276	$-

6.	Inventory, net

Inventory as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Raw materials and supplies	$628	$611
Finished goods	4,182	4,349
Total inventory, net	$4,810	$4,960

As of March 31, 2009 and December 31, 2008, there were provisions of $181 and $198, respectively, for inventory identified as slow-moving, obsolete or unusable.

7.	Long-Term Debt

Long-term debt as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company's assets not related to Alternative Energy Resources,
Inc., maturing in November 2011, interest payable at a variable rate
(3.25% at March 31, 2009 and December 31, 2008)	$15,000	$15,000
Credit agreement with a U.S. Corporation, collateralized by all of Alternative
Energy Resources, Inc.'s assets, expiring January 2014, interest payable
at a variable rate (3.23% and 4.18% as of March 31, 2009	14,862	12,524
and December 31, 2008, respectively)
Subordinated convertible promissory notes, maturing in April 2009, interest payable quarterly at 5.5% per annum, issued in connection
with the acquisition of Enerwise Global Technologies, Inc.	568	590
Total debt	30,430	28,114
Less: Current portion of long-term debt	(4,082)	(3,226)
Total long-term debt	$26,348	$24,888

8.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan, as amended, (“2006 LTIP”) was approved by the Company’s stockholders in May 2008 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant. As of March 31, 2009, 1,589,105 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized under SFAS No. 123(R) for the periods ended March 31, 2009 and 2008 was $1,387 and $1,853.

A summary of the Company’s stock option activity for the three months ended March 31, 2009 is presented below:

	As of March 31, 2009
		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices

Outstanding at beginning of period	1,810,656	$14.23	$0.58 to $34.23
Granted	488,362	$4.27	$3.76 to $4.30
Exercised	(21,391)	$1.02	$0.58 to $3.18
Cancelled	(6,759)	$10.89	$0.82 to $23.54
Forfeited	(1,000)	$12.83	$12.83
Outstanding at end of period	2,269,868	$12.22	$0.58 to $34.23
Exercisable at end of period	883,096	$12.64	$0.58 to $34.23

	Outstanding as of March 31, 2009			Exercisable as of March 31, 2009
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
Exercise	Number	Contractual	Price per	Number	Contractual	Price per
Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	345,716	3.3	$0.75	247,473	3.1	$0.73
$2.40 - $3.99	90,126	3.7	$3.05	51,482	2.0	$2.65
$4.00	529,875	6.7	$4.30	40,123	4.4	$4.00
$8.00-$8.85	83,658	5.1	$8.40	38,572	4.4	$8.22
$10.34 - $14.09	355,506	5.5	$12.46	115,519	4.8	$12.12
$14.10	18,172	4.9	$14.10	9,109	4.9	$14.10
$18.00 - $23.53	546,115	4.9	$18.09	239,798	4.7	$18.06
$23.54	20,401	4.6	$23.54	15,620	4.4	$23.54
$23.55 - $36.00	280,299	4.9	$32.75	125,400	4.2	$33.00
	2,269,868	5.1	$12.22	883,096	4.0	$12.64

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

Three Months Ended
March 31, 2009

Risk-free interest rate	1.67%
Expected term of options, in years	4.5
Expected annual volatility	70%
Expected dividend yield	0%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2009 was $2.40.

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2009 is presented below:

	March 31, 2009
		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share

Unvested at beginning of period	548,511	$10.80
Granted	98,942	$4.73
Vested	(8,908)	$21.29
Cancelled	-	NA
Forfeited	(5,119)	$10.42
Unvested at end of period	633,426	$9.78

9.	Segment Information

As of March 31, 2009, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and services, such as installation and/or marketing, to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency. The Residential Business segment also provides marketing services on an outsourced basis. The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

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

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities. All inter-operating segment revenues were eliminated in consolidation. Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three months ended March 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, the results of operations for the three months ended March 31, 2008 have been reclassified.

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended March 31, 2009
	Utility		Commercial	Corporate
	Products	Residential	& Industrial	Unallocated
	& Services	Business	Business	Costs	Total
Revenue
Product	$4,836	$-	$-	$-	$4,836
Service	1,825	3,952	967	-	6,744
Total revenue	6,661	3,952	967	-	11,580
Cost of revenue
Product	3,104	-	-	-	3,104
Service	773	2,643	642	-	4,058
Total cost of revenue	3,877	2,643	642	-	7,162
Gross profit	2,784	1,309	325	-	4,418
Operating expenses
General and administrative expenses	1,077	2,576	827	3,409	7,889
Marketing and selling expenses	839	1,213	849	858	3,759
Research and development expenses	1,116	-	-	-	1,116
Amortization of intangible assets	-	315	233	4	552
Operating loss	(248)	(2,795)	(1,584)	(4,271)	(8,898)
Other/interest expense (income), net	4	211	-	(20)	195
Loss before income taxes	$(252)	$(3,006)	$(1,584)	$(4,251)	$(9,093)

	Three Months Ended March 31, 2008
	Utility
	Products		Commercial	Corporate
	& Services	Residential	& Industrial	Unallocated
	(1)	Business	Business	Costs	Total
Revenue
Product	$3,202	$-	$-	$-	$3,202
Service	955	3,326	2,970	-	7,251
Total revenue	4,157	3,326	2,970	-	10,453
Cost of revenue
Product	2,040	-	-	-	2,040
Service	371	1,546	2,088	-	4,005
Total cost of revenue	2,411	1,546	2,088	-	6,045
Gross profit	1,746	1,780	882	-	4,408
Operating expenses
General and administrative expenses	1,539	2,786	981	3,020	8,326
Marketing and selling expenses	675	1,423	785	1,117	4,000
Research and development expenses	368	-	-	-	368
Amortization of intangible assets	-	279	372	5	656
Operating loss	(836)	(2,708)	(1,256)	(4,142)	(8,942)
Other/interest expense (income), net	-	204	(12)	(403)	(211)
Loss before income taxes	$(836)	$(2,912)	$(1,244)	$(3,739)	$(8,731)

(1) In the three months ended March 31, 2008, the Utility Products & Services segment recorded $405 in sales, $290 in cost of sales, and $115 in gross profit from the sale of demand response hardware and software to the Residential Business segment. These amounts were previously presented in an Eliminations column. As of January 1, 2009, the Company no longer completed intercompany transactions. To conform to the presentation for the three months ended March 31, 2009, these amounts have been included in the Utility Products & Services segment column.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 10, 2009, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q to be filed in 2009. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 10, 2009 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. We provide electric capacity to our customers either through long-term contracts where we actively manage demand or by selling our demand response systems to utilities that operate them. We provide our clean energy solutions through our three reporting segments: the Utility Products & Services segment, Residential Business segment, and Commercial & Industrial Business segment. As of March 31, 2009, we owned or managed 2,602 megawatts, as summarized in the table below.

	As of March 31, 2009
	Utility		Commercial
	Products	Residential	& Industrial	Total
	& Services	Business (1)	Business	Comverge

Megawatts owned under long-term capacity contracts	-	649	105	754
Megawatts provided for sale in open market programs	-	40	1,051	1,091
Megawatts provided under turnkey contracts	320	-	-	320
Megawatts managed for a fee on a pay-for-performance basis	-	-	437	437
Total	320	689	1,593	2,602

(1)

Does not include megawatts of contracted capacity for VPC contracts that have not received final regulatory approval. Specifically, the table does not include 165 megawatts of combined contracted capacity for the VPC contracts with Arizona Public Service and Southern California Edison.

Our total revenues grew from $33.9 million for the year ended December 31, 2006 to $77.2 million for the year ended December 31, 2008. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $162.1 million as of March 31, 2009. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our Virtual Peaking Capacity ®, or VPC, programs as well as noncash impairment charges on goodwill and certain intangible assets. We plan to continue the expansion and development of our demand response and energy efficiency programs to grow our revenues and customer base, which will include increased marketing and operating expenses.

As of March 31, 2009, we owned 754 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 640 megawatts and our base load capacity represented contracted capacity of 114 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned
under Long-Term
Capacity Contracts

As of December 31, 2008	701
Expansion of current VPC program	5
Maryland VPC programs awarded	48
As of March 31, 2009	754

Cumulatively, we have installed capacity of 371 megawatts as of March 31, 2009 compared to 319 megawatts as of December 31, 2008, an increase of 52 megawatts. The main components of the change are an increase of 2 megawatts from the base load capacity program during the three months ended March 31,

2009 and an increase of 50 megawatts installed during the three months ended March 31, 2009 in our existing VPC programs. The table below presents installed capacity and available capacity as of March 31, 2009 and December 31, 2008, respectively.

	March 31, 2009	December 31, 2008

Contracted capacity	754	701
Installed capacity (1)	371	319
Available capacity (2)	317	279

(1)	Installed capacity generally refers to the number of devices installed multiplied by the historically highest demonstrated available capacity provided per device for the applicable service territory.
(2)

Available capacity represents the amount of electric capacity that we have made available to our customers during each contract year based on the results of our measurement and verification process. We have used the most recently settled measurement and verification results to present available capacity for each period. For residential VPC programs, available capacity is typically measured during the fourth quarter of each year.

Recent Developments

2009 Current Outlook

Comverge’s management and Board of Directors uses three metrics to measure the company’s operational progress: (i) megawatts owned under long-term contracts, (ii) megawatts managed under open market programs, and (iii) estimated future revenues from long-term contracts. We believe these metrics are the most important to the growth and long-term success of the company.

Our 2009 targets for growth in these metrics, and our progress through March 31, 2009,are:

•	Add a net 275 megawatts of capacity under long-term contracts. 53 megawatts of capacity under long-term contracts have been added during the first quarter of 2009;
•	Add a net 225 megawatts in open market programs. 197 megawatts have been added in open market programs during the first quarter of 2009; and
•

Add a net $150 million increase in the amount of estimated future revenues from long-term contracts. Estimated future revenues from long-term contracts have increased by $52 million in the first quarter of 2009.

As of the date of this filing, we have 919 megawatts under long-term capacity contracts which will contribute to contracted future revenues of $513 million. Of these amounts, 165 megawatts of capacity under long-term contracts representing an expected $114 million in contracted future revenues, are still awaiting regulatory approval. In the event we receive regulatory approval on these 165 megawatts, our total megawatts managed will be 2,767.

Operating Segments

As of March 31, 2009, we report our operations through three segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The

Utility Products & Services segment reports the sales of hardware, software and services such as installation and/or marketing to utilities that elect to own and operate such demand response networks for their own benefit. Our Residential Business segment reports the sale of electric capacity, through demand response or permanent base load reduction, to utilities on an outsourced basis under long-term contracts. The Residential Business segment accomplishes this by either developing, owning and managing a demand response network on behalf of the utility or completing baseline efficiency projects, such as installing lighting upgrades, for the utility. The Commercial & Industrial Business segment reports the sale of energy infrastructure management, demand response and renewable energy services and technologies to and for commercial and industrial customers. These offerings enable commercial and industrial consumers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts, and open market bidding programs. As of March 31, 2009, we estimated that our total payments expected to be received through 2018 were approximately $399 million. We have excluded any estimated payments from our VPC contracts with Southern California Edison and Arizona Public Service, which are awaiting final regulatory approval.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we will receive such payments. However, these assumptions should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risk Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenue from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments” in our Annual Report on Form 10-K, filed with the SEC on March 10, 2009. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts are based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts as of March 31, 2009 represented contracted capacity of 640 megawatts, an increase of 53 megawatts compared to contracted capacity of 587 megawatts as of December 31, 2008. As of March 31, 2009, we had installed 341 megawatts of capacity. In calculating an estimated $156 million of payments from our VPC contracts as of March 31, 2009, we have assumed that we will complete the build out of our remaining megawatts by the end of 2011, reaching the full 640 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

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

•

Payments from long-term contracts include $8.6 million that we expect to recognize as revenue over the next nine months, which we include in backlog. Payments from long-term contracts exclude $2.8 million of payments, which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next nine months.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of March 31, 2009 represent potential base load contracted capacity of 114 megawatts. In calculating the estimated $84 million in payments from these contracts, we have assumed we will complete full build-out of the entire remaining megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term.

Open Market Bidding Programs:

•

As of March 31, 2009, we had 322 megawatts bid into the capacity auction program with PJM Interconnection, LLC. We currently expect to receive approximately $34 million in long term payments through the year 2011. In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial end users that we have currently enrolled in the auctions.

Turnkey Contracts:

•

$103 million in payments expected to be received over the next five years under contract with three utility customers to provide products, software, and services, including program management, installation, and/or marketing. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

Other Contracts:

•	An estimated $19 million in payments expected to be received over the next five years pursuant to contracts for our smart grid solutions.

•	$1 million in payments expected to be received over the next three years from our energy and capacity management services.

•	$2 million in payments expected to be received through 2010 related to our outsourced marketing programs.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2008 and 2007 was $94.1 million and $6.6 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future” in our Annual Report on Form 10-K, filed with the SEC on March 10, 2009.

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. A comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of March 31, 2009, we had contractual backlog of $91 million through March 31, 2010, with approximately 88% or $80 million to be fulfilled by December 31, 2009. As of March 31, 2008, we had contractual backlog of $72 million.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue

The following table summarizes our revenues for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 31,
			Percent
	2009	2008	Change
Segment Revenue:
Utility Products & Services (1)	$6,661	$4,157	60%
Residential Business	3,952	3,326	19%
Commercial & Industrial Business (1)	967	2,970	(67)%
Total	$11,580	$10,453	11%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three months ended March 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, revenue of $0.2 million related to these services for the three months ended March 31, 2008 has been reclassified.

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $6.7 million for the three months ended March 31, 2009 compared to $4.2 million for the three months ended March 31, 2008, an increase of $2.5 million or 60%. The increase in revenue is due to an increase of $1.6 million in product sales, primarily due to a $1.2 million increase in digital control unit revenue and a $0.2 million increase in Superstat® revenue. In addition, the increase in revenue is due to an increase of $0.9 million from services performed in the operation of our turnkey programs.

Residential Business Revenue

Our Residential Business segment had revenue of $4.0 million for the three months ended March 31, 2009 compared to $3.3 million for the three months ended March 31, 2008, an increase of $0.6 million or 19%. We recognized $2.6 million of revenue from our base load efficiency programs, $0.7 million from our VPC contracts and $0.7 million from our outsourced marketing and energy management services during the three months ended March 31, 2009. We recognized $2.6 million of revenue from our base load efficiency programs and $0.7 million from our outsourced marketing and energy management services during the three months ended March 31, 2008.

During the three months ended March 31, 2008, we recognized $0.9 million as a one-time revenue benefit in our base load energy efficiency programs due to a reduction in the rate of contractual liquidated damages. As such, $1.7 million in revenue from our base load energy efficiency programs was attributable to operations of those programs during the three months ended March 31, 2008. No such one-time benefit was recognized during the three months ended March 31, 2009.

During the three months ended March 31, 2009, we recognized $0.7 million of VPC revenue related to the 2008 contract year. Such revenue was not fixed and determinable until the first quarter of 2009.

As discussed above, we defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Deferred revenue and deferred charges related to VPC contracts are presented below.

	As of
	March 31,	December 31,	Percent	March 31,	December 31,	Percent
	2009	2008	Change	2008	2007	Change
VPC Contract Related:
Deferred Revenue	$11,474	$4,271	169%	$7,657	$2,433	215%
Deferred Cost of Revenue	3,232	791	309%	1,613	640	152%

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment had revenue of $1.0 million for the three months ended March 31, 2009 compared to $3.0 million for the three months ended March 31, 2008, a decrease of $2.0 million or 67%. The Commercial & Industrial Business segment had revenue of $0.3 million and $1.4 million in demand response services for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, we recognized $0.2 million in demand response capacity program compared to $1.3 million during the three months ended March 31, 2008. The three months ended March 31, 2008 was comprised of demand response PJM capacity revenue from the 2007 program year that was recognized over a twelve month period ending May 31, 2008. The three months ended March 31, 2009 do not include any PJM capacity revenue as we modified the attribution period to recognize all the program year revenue in the third quarter of each year.

The Commercial & Industrial Business segment had revenue of $0.7 million and $1.6 million from energy management services for the three months ended March 31, 2009 and 2008, respectively. The decrease of $0.9 million in energy management revenue is due to the decline in our engineering projects resulting from the weak general economy during the three months ended March 31, 2009.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
	2009		2008
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services (1)	$2,784	42%	$1,746	42%
Residential Business	1,309	33%	1,780	54%
Commercial & Industrial Business (1)	325	34%	882	30%
Total	$4,418	38%	$4,408	42%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three months ended March 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, gross profit of $0.1 million related to these services for the three months ended March 31, 2008 has been reclassified.

Utility Products & Services Gross Profit and Gross Margin

Gross profit from our Utility Products & Services segment was $2.8 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008, an increase of $1.0 million or 59%. Gross margin remained consistent for both periods at 42%. The increase in gross profit is due to an increase in shipment volume as well as the gross profit contributed from the operation of our turnkey programs. During the three months ended March 31, 2009, we shipped approximately 41,000 digital control units and Superstats compared to 26,000 digital control units and Superstats® during the three months ended March 31, 2008.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $1.3 million for the three months ended March 31, 2009 compared to $1.8 for the three months ended March 31, 2008, a decrease of $0.5 million or 26%. Gross profit included $0.3 million of gross profit from our base load efficiency programs, $0.7 million from our VPC contracts and $0.3 million from our outsourced marketing and energy management services during the three months ended March 31, 2009. Gross profit included $1.6 million of gross profit from our base load efficiency programs and $0.2 million from our outsourced marketing and energy management services during the three months ended March 31, 2008. Gross margin for the three months ended March 31, 2009 was 33% compared to a gross margin of 54% for the three months ended March 31, 2008, a decrease of 21 percentage points.  The decrease in percentage points was mainly due to our base load efficiency programs. As of March 31, 2009, we have accrued potential liquidated damages for capacity fulfillment delays related to certain 2009 contractual milestones.  Due to our participating customers' limited capital spending, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner stemming from the general economic downturn in the New York City metro area. Further liquidating damages may also occur in future periods, resulting in penalties of up to $0.3 million per megawatt if certain megawatt goals are not obtained in 2010, 2011, and 2012.

As of March 31, 2009, deferred VPC costs of revenue of $3.2 million in relation to deferred VPC revenue of $11.5 million would imply a potential gross margin of 72% on VPC deferred revenue. We expect that our gross margin on VPC revenue for the year ending December 31, 2009 will be significantly less than the 2008 result of 71% due to our largest VPC contract expiring at the end of 2009. Therefore, all capital deployed in 2009 under that one VPC contract will be fully expensed in 2009 resulting in a lower gross margin for that VPC contract and the Residential Business segment as a whole. As a result of approximately $12 million of depreciation expense expected to be recognized in cost of revenue during the fourth quarter of 2009, the impact is expected to result in a decrease of approximately 20 percentage points in gross margin for the Residential Business segment.

Commercial & Industrial Business Gross Profit and Gross Margin

During the three months ended March 31, 2009 and 2008, our Commercial & Industrial Business segment’s gross profit was $0.3 million and $0.9 million, respectively, a decrease of $0.6 million or 63%. Our Commercial & Industrial Business segment had gross profit of $0.1 million and $0.3 million in demand response services for the three months ended March 31, 2009 and 2008, respectively. The decrease of $0.2 million in gross profit is attributable to a change in the attribution period for revenue related to the capacity program adopted in the second half of 2008. Our Commercial & Industrial Business segment had gross profit of $0.2 million and $0.6 million from energy management services for the three months ended March 31, 2009 and 2008, respectively. The decrease of $0.4 million in energy management gross profit is due to the decline in engineering projects during the three months ended March 31, 2009. While gross profit decreased for engineering projects, we completed projects with higher margins, contributing to the 4% increase in gross margin for the segment.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended March 31,
			Percent
	2009	2008	Change
Operating Expenses:
General and administrative expenses	$7,889	$8,326	(5)%
Marketing and selling expenses	3,759	4,000	(6)%
Research and development expenses	1,116	368	203%
Amortization of intangible assets	552	656	(16)%
Total	$13,316	$13,350	0%

As of March 31, 2009, we had 421 employees. As of March 31, 2008, we had 298 employees.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended March 31, 2009 compared to $8.3 million for the three months ended March 31, 2008, a decrease of $0.4 million or 5%. The decrease in general and administrative expenses was comprised of a $0.4 million decrease in non-cash stock based compensation and a $0.4 million decrease in professional and consulting fees partially offset by $0.2 million increase in contract labor, $0.1 million increase in salaries and benefits, and a $0.1 million increase in occupancy expense.

Marketing and Selling Expenses

Marketing and selling expenses were $3.8 million for the three months ended March 31, 2009 compared to $4.0 million for the three months ended March 31, 2008, a decrease of $0.2 million or 6%. The decrease in marketing and selling expenses was comprised of a $0.6 million decrease in contract labor and consulting expense partially offset by a $0.2 million increase in salaries and benefits and a $0.2 million increase in advertising expense. Non-cash stock based compensation remained consistent.

Although the majority of VPC revenue for the contract year was deferred during the three months ended March 31, 2009, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $0.9 and $1.0 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $0.1 million.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $1.1 million for the three months ended March 31, 2009 and $0.4 million for the three months ended March 31, 2008, an increase of $0.7 million or 203%. The increase in research and development expenses is mainly due to an increase in headcount and contractors to support new AMI-enabled hardware products and our Apollo® software.

Amortization of Intangible Assets

Amortization of intangible assets was $0.6 and $0.7 million for the three months ended March 31, 2009 and 2008, respectively. The $0.1 million decrease in amortization of intangible assets was due to the decrease in finite-lived intangible assets as a result of our impairment assessment during 2008.

Interest and Other Expense (Income), Net

We recorded net interest expense of $0.2 for the three months ended March 31, 2009 compared to net interest income of $0.2 million for the three months ended March 31, 2008. The increase of $0.4 million in expense was mainly a result of less investment income and increased interest expense as a result of debt.

Income Taxes

A provision of $42,000 and $92,000 was recorded for the three months ended March 31, 2009 and March 31, 2008 related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2009 and 2008.

Liquidity and Capital Resources

In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The agreement provides a $10 million revolver for borrowings to fund working capital and other corporate purposes and a $15 million term loan to repay maturing convertible notes on or before April 1, 2009. As of March 31, 2009, $15 million was outstanding under our security and loan agreement. Management believes that available cash and cash equivalents, marketable securities and borrowings available under our loan facilities will be sufficient to meet our capital needs for at least the next 12 months.

The following table summarizes our cash flows for the three months ended March 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended
	March 31,
	2009	2008

Operating activities	$1,400	$(8,250)
Investing activities	4,833	1,084
Financing activities	2,287	1,971
Net change in cash and cash equivalents	$8,520	$(5,195)

Cash Flows Provided by (Used in) Operating Activities

Cash provided by (used in) operating activities of $1.4 million for the three months ended March 31, 2009 included the effects of:

•	our net loss of $9.1 million
•	stock-based compensation expense of $1.4 million;
•	a decrease of $5.3 million in accounts receivable due primarily to the timing of cash receipts from customers;
•

an increase of $7.0 million in deferred revenue and $1.9 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

•	a decrease in accounts payable, accrued expenses, and other liabilities of $4.6 million due to the timing of payments to our vendors.

Cash used in operating activities of $8.3 million for the three months ended March 31, 2008 included the effects of:

•	our net loss of $8.8 million;
•	stock-based compensation expense of $1.9 million;
•	an increase of $2.2 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from customers; and
•

an increase of $4.2 million in deferred revenue and $1.4 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter).

Cash Flows Provided By Investing Activities

Cash provided by investing activities was $4.8 million and $1.1 million for the three months ended March 31, 2009 and 2008, respectively. Cash flows provided by investing activities consisted of the following:

•	capital expenditures of $3.9 million and $2.4 million for the three months ended March 31, 2009 and 2008, respectively;
•	purchases of marketable securities of $4.0 million and $10.4 million for the three months ended March 31, 2009 and 2008, respectively;
•	maturities of marketable securities of $11.9 million and $16.8 million for the three months ended March 31, 2009 and 2008, respectively; and
•	an increase of $2.9 million in restricted cash during the three months ended March 31, 2008 due to additional financial assurance requirements by certain of our utility customers.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $2.3 million and $2.0 million for the three months ended March 31, 2009 and 2008, respectively, consisting mainly of borrowings under our debt facilities.

Indebtedness

As of March 31, 2009, $4.1 million of our outstanding debt was due within the next twelve months. $3.0 million relates to the loan facility with Silicon Valley Bank, $0.5 million relates to the credit agreement with General Electric Capital Corporation, or GECC, and $0.6 million relates to subordinated convertible promissory notes issued in connection with our 2007 acquisition of Enerwise Global Technologies, Inc. In April 2009, we repaid in full the $0.6 million of maturing subordinated convertible promissory notes.

As of March 31, 2009, we were in compliance with our financial and restrictive debt covenants for the outstanding debt facilities.

Letters of Credit

Our facility with Silicon Valley Bank and our credit agreement with GECC provide for the issuance of up to $13.0 million of letters of credit. As of March 31, 2009, we had $1.8 million face value of irrevocable letters of credit outstanding from one of these facilities. In addition, we had $1.9 million of letters of credit outstanding that were cash collateralized as of March 31, 2009. We anticipate issuing $4 million of letters of credit when regulatory approval for our currently pending VPC contracts is received. The amount required increases to $9 million in future years of the contract.  Our inability to obtain adequate bonding or letters of credit and to bid or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

Capital Spending

As of March 31, 2009, our VPC programs had installed capacity of 341 megawatts. Our existing VPC contracts as of March 31, 2009 provided for a potential contracted capacity of 640 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $16 million in capital expenditures over the next three years to build out the remaining megawatts under our existing residential VPC programs as of March 31, 2009, of which $10 million is anticipated to be incurred through December 31, 2009. If we are successful in being awarded additional residential VPC contracts, we would incur additional amounts to build out these new residential VPC programs.

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

EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to assess operating performance for companies in our industry. Depreciation is a necessary element of our costs and our ability to generate revenue. We do not believe that this expense is indicative of our core operating performance because the depreciable lives of assets vary greatly depending on the maturity terms of our VPC® contracts, which range from three to thirteen years. The clean energy sector has experienced recent trends of increased growth and new company development, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense). Management views interest expense as a by-product of capital structure decisions and, therefore, it is not indicative of our core operating performance. Our internal budgets are based on EBITDA, and we use EBITDA as one of several criteria to determine performance-based compensation.

We define Adjusted EBITDA as EBITDA before stock-based compensation expense. Management does not believe that stock-based compensation is indicative of our core operating performance because stock-based compensation is the result of stock-based incentive awards which require a noncash expense to be recorded in the financial statements in accordance with SFAS No. 123(R).

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three months indicated is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(9,135)	$(8,823)
Depreciation and amortization	929	831
Interest expense (income), net	191	(208)
Provision for income taxes	42	92
EBITDA	(7,973)	(8,108)
Non-cash stock compensation expense	1,387	1,853
Adjusted EBITDA	$(6,586)	$(6,255)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

For a complete discussion of our critical accounting policies, refer to the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included elsewhere in this report.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that there have been no significant changes from December 31, 2008 during the quarter ended March 31, 2009.

Item 4: Controls and Procedures

Evaluation of Disclosure ControlsBased on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of March 31, 2009, there were no material contingencies requiring accrual or disclosure.

In January 2009, IP Co. LLC filed a complaint in the U.S. District Court for the Eastern District of Texas against Comverge, Inc., Oncor Electric Delivery Company LLC, Reliant Energy, Inc., Datamatic, LTD., EKA Systems, Inc., Sensus Metering Systems Inc., Tantalus Systems Corp., Tendril Networks, Inc., Trilliant Incorporated, and Trilliant Networks, Inc., alleging infringement of two patents owned by IP Co. LLC. The complaint alleges that the U.S. patents, concerning wireless mesh networking systems, are being infringed by the defendants. The complaint seeks unspecified damages as well as injunctive relief. We believe these claims are without merit and we intend to vigorously defend our interests. We believe that the ultimate disposition of this lawsuit should not have a material adverse effect on our financial condition or results of operations; however, there can be no assurance we will not sustain material liability as a result of this claim.

Item 1A: Risk Factors

You should carefully consider the risks described in the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 10, 2009 and the risk factors below before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Annual Report on Form 10-K or the risk factors below could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

During the three months ended March 31, 2009, there were no material changes to the Risk Factors relevant to our operations, described in the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 10, 2009, except as follows:

We could be required to make substantial refunds or pay damages to power pools or our utility customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated under the applicable agreements.

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers. Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures. While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years. If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty. In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life. If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay a penalty. As of March 31, 2009, we have accrued potential liquidated damages for capacity fulfillment delays related to certain 2009 contractual milestones.  Due to our participating customers' limited capital spending, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner stemming from the general economic downturn in the New York City metro area. Further liquidating damages may also occur in future periods, resulting in penalties of up to $0.3 million per megawatt if certain megawatt goals are not obtained in 2010, 2011, and 2012.

Under our power pool auction contracts, which typically have a term of one to three years, we sell capacity that we obtain through our programs to power pools. Under these contracts, the power pool makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. A contract year generally begins on June 1st and ends May 31st of the following year. We and the power pool analyze results of the metering data collected during the capacity events to determine the capacity that was available to the power pool during the actual event. Any discrepancy between our analysis of the metering data and the analysis from the power pool could result in lower than expected revenues or potential damages payable by us. In addition, the PJM Interconnection power pool, in accordance with FERC Order 719, has recently eliminated the Interruptible Load for Reliability (ILR) program effective 2012. Customers that currently participate as ILR resources must be moved into other power pool programs by 2012 in order to avoid loss of revenue. This change also (i) requires additional capital support for both planned and new megawatts under the three-year Base Residual Auction and (ii) has increased the potential penalties for non-compliance. As a result of the elimination of the ILR program and the changing power pool, we may incur significantly higher penalties in the future than we have in the past. Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. A contract year generally begins at the end of the summer months, after a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. We refer to measured and verified capacity as our available capacity. This available capacity also establishes the estimated capacity per device, which we generally refer to as our M&V factor, for that contract year. During each succeeding contract year, we generally receive proxy payments based on the prior year’s M&V factor and installed devices in the applicable service territory.

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

We are occasionally required to provide bid bonds or performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. For example, we are required to issue additional letters of credit in anticipation of adding new megawatts to the PJM power pool as a result of the additional capital requirements associated with PJM’s elimination of the Interruptible Load for Reliability (ILR) program effective 2012. Please see “Risk Factors -- We could be required to make substantial refunds or pay damages to power pools or our utility customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated under the applicable agreements." Our ability to obtain letters of credit under our credit agreement with General Electric Capital Corporation and our loan and security agreement with Silicon Valley Bank is limited to $13.0 million in the aggregate. As of March 31, 2009, we had $1.8 million of letters of credit outstanding from these facilities. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2009.

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

The following table presents shares surrendered during the quarter ended March 31, 2009:

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share

January 1 - January 31, 2009	-	NA
February 1 - February 28, 2009	1,456	$5.27
March 1 - March 31, 2009	6,754	$5.54

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

Comverge, Inc.
(Registrant)

May 7, 2009	/s/ Robert M. Chiste___________________
(Date)	Robert M. Chiste
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 7, 2009	/s/ Michael D. Picchi___________________
(Date)	Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)