Form 10-Q
period 2009-06-30
Comverge, Inc.
filed 2009-08-06
CIK 1372664

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

(973) 434-7334

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

There were 22,097,352 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on July 31, 2009.

Comverge, Inc.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value and share data)

(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$33,805	$19,571
Restricted cash	1,074	1,968
Marketable securities	21,448	28,276
Billed accounts receivable, net	9,603	18,877
Unbilled accounts receivable	5,403	5,908
Inventory, net	4,848	4,960
Deferred costs	8,937	2,197
Other current assets	1,270	1,273
Total current assets	86,388	83,030

Restricted cash	2,094	2,089
Property and equipment, net	23,020	20,572
Intangible assets, net	9,070	10,251
Goodwill	8,179	8,179
Other assets	912	1,036
Total assets	$129,663	$125,157

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$7,038	$7,672
Accrued expenses	4,929	8,006
Deferred revenue	23,503	6,694
Current portion of long-term debt	3,763	3,226
Other current liabilities	3,433	2,400
Total current liabilities	42,666	27,998

Long-term liabilities
Deferred revenue	2,482	2,220
Long-term debt	30,099	24,888
Other liabilities	2,158	2,391
Total long-term liabilities	34,739	29,499

Shareholders’ equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 22,101,498 and outstanding 22,072,697 shares as of June 30, 2009 and issued 21,926,660 and outstanding 21,908,121 shares as of December 31, 2008	22	22
Additional paid-in capital	223,563	220,638
Common stock held in treasury, at cost, 28,801 and 18,539 shares as of June 30, 2009 and December 31, 2008, respectively	(189)	(119)
Accumulated deficit	(171,206)	(152,930)
Accumulated other comprehensive income	68	49
Total shareholders’ equity	52,258	67,660
Total liabilities and shareholders’ equity	$129,663	$125,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Product	$5,077	$4,249	$9,913	$7,451
Service	8,188	5,272	14,932	12,523
Total revenue	13,265	9,521	24,845	19,974

Cost of revenue
Product	2,982	2,659	6,086	4,699
Service	4,445	3,037	8,503	7,042
Total cost of revenue	7,427	5,696	14,589	11,741

Gross profit	5,838	3,825	10,256	8,233
Operating expenses
General and administrative expenses	8,101	8,615	15,990	16,916
Marketing and selling expenses	4,683	3,856	8,442	7,880
Research and development expenses	1,209	168	2,325	536
Amortization of intangible assets	552	656	1,104	1,312

Operating loss	(8,707)	(9,470)	(17,605)	(18,411)

Interest and other expense (income), net	369	67	564	(144)

Loss before income taxes	(9,076)	(9,537)	(18,169)	(18,267)

Provision for income taxes	65	78	107	170

Net loss	$(9,141)	$(9,615)	$(18,276)	$(18,437)

Net loss per share
Basic and diluted	$(0.43)	$(0.45)	$(0.85)	$(0.88)

Weighted average shares used in computation	21,403,508	21,175,224	21,385,061	21,022,739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(18,276)	$(18,437)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	512	375
Amortization of intangible assets	1,365	1,312
Stock-based compensation	2,817	3,752
Other	644	32
Changes in operating assets and liabilities
Accounts receivable, net	9,693	(3,263)
Inventory, net	(340)	(533)
Deferred costs and other assets	(991)	(3,301)
Accounts payable	(634)	(3,003)
Accrued expenses and other liabilities	(2,451)	(3,320)
Deferred revenue	17,071	11,695
Net cash provided by (used in) operating activities	9,410	(14,691)

Cash flows from investing activities
Changes in restricted cash	889	(2,512)
Purchases of marketable securities	(14,481)	(22,845)
Maturities of marketable securities	21,250	29,480
Purchases of property and equipment	(8,586)	(4,432)
Net cash used in investing activities	(928)	(309)

Cash flows from financing activities
Proceeds from exercises of stock options	54	247
Borrowings under credit agreement	7,218	3,694
Payment of debt and credit facilities	(879)	—
Payment of subordinated promissory notes	(590)	—
Net payments from issuance of common stock	—	(614)
Other	(51)	(28)
Net cash provided by financing activities	5,752	3,299

Net change in cash and cash equivalents	14,234	(11,701)
Cash and cash equivalents at beginning of period	19,571	39,755
Cash and cash equivalents at end of period	$33,805	$28,054

Cash paid for interest	$707	$898
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$110	$308
Common stock issued on conversion of convertible debt	$—	$1,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide demand management solutions in the form of peaking and base load capacity to electric utilities, grid operators and associated electricity markets. The Company provides capacity to its customers either through long-term contracts in which it actively manages electrical demand or by selling its demand response systems to customers for their operation. The Company operates in three operating segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2009 and the results of operations for the three and six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2008 on Form 10-K filed on March 10, 2009.

A reclassification has been made to the statement of cash flows for the six months ended June 30, 2008 to conform to the presentation for the six months ended June 30, 2009. In prior periods, the Company classified deployment of capital assets as noncash investing activities when the asset was deployed through inventory. In the condensed consolidated statements of cash flows presented, the Company classified the cash used for these asset deployments as cash used in investing activities. The Company believes the current presentation to represent more fairly its cash outflow due to capital expenditures.

The condensed consolidated balance sheet as of December 31, 2008 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Revenue Recognition – Utility Products & Services

The Company sells hardware products and services directly to utilities for use and deployment by the utility. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, marketing services, program management services, right to use software, hardware and hosting services. These contracts require no significant production, modification or customization of the software and the software is incidental to the products and services as a whole. Accordingly, the Company applies the provisions of EITF No. 00-21 to separate deliverables and allocate the total arrangement consideration. The Company evaluates each deliverable to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations in which there is objective and reliable evidence of fair value for all undelivered elements but not for delivered elements, the residual method is used to allocate the arrangement’s consideration.

Revenue Recognition - Residential Business

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

The current deferred revenue and deferred cost of revenue as of June 30, 2009 and December 31, 2008 are provided below:

	June 30,	December 31,
	2009	2008
Deferred revenue:
VPC contract related	$20,189	$4,271
Other	3,314	2,423
Current deferred revenue	$23,503	$6,694

Deferred cost of revenue:
VPC contract related	$6,950	$791
Other	1,987	1,406
Current deferred cost of revenue	$8,937	$2,197

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

Revenue Recognition - Commercial & Industrial Business

The Company enters into agreements to provide demand response services. The demand response programs require the Company to provide electric capacity through demand reduction to utility end customers when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test. In accordance with SAB 104, the Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

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

The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(9,141)	$(9,615)	$(18,276)	$(18,437)
Unrealized gain (loss) on marketable securities	30	(81)	19	(49)
Comprehensive loss	$(9,111)	$(9,696)	$(18,257)	$(18,486)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three and six months ended June 30, 2009, the Company had one customer which accounted for 16% of the Company’s revenue during both periods. The total accounts receivable from this customer was $1,020 as of June 30, 2009, or 7% of net accounts receivable outstanding. During the three and six months ended June 30, 2008, the Company had two and three customers which accounted for 24% and 39% of the Company’s revenue, in the aggregate. No other customer accounted for more than 10% of the Company’s total revenue during the three and six months ended June 30, 2009 and 2008.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 amend SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends ABP 28 to require those disclosures in summarized financial information at interim reporting periods. The Company adopted FSP FAS 107-1 and APB 28-1 in its second quarter ended June 30, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted FSP FAS 115-2 and FAS 124-2 in its second quarter ended June 30, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are not Orderly. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted FSP FAS 157-4 in its second quarter ended on June 30, 2009. The adoption of FSP FAS 157-4 did not have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS No. 165 in the quarter ended June 30, 2009 and the statement did not have a material impact on our consolidated results of operation and financial position.

In June 2009, the FASB issued SFAS No. 168, The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will adopt SFAS 168 for the quarter ending September 30, 2009. As the Codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our consolidated results of operation and financial position.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and six months ended June 30, 2009 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	June 30,
	2009	2008
Subordinated debt convertible to common stock	—	582,759
Contingently issuable shares	—	11,945
Unvested restricted stock awards	652,890	649,438
Outstanding options	2,313,153	1,970,410
Outstanding warrant(s)	—	250,000
Total	2,966,043	3,464,552

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$18,025	$—	$—	$18,025	$15,811	$1,214	$1,000
Commercial paper	6,989	—	—	6,989	—	—	6,989
Corporate debentures/bonds	13,391	80	(12)	13,459	—	—	13,459
Total	$38,405	$80	$(12)	$38,473	$15,811	$1,214	$21,448

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$18,026	$—	$—	$18,026	$15,467	$1,209	$1,350
Commercial paper	3,882	8	—	3,890	—	—	3,890
Corporate debentures/bonds	22,995	76	(35)	23,036	—	—	23,036
Total	$44,903	$84	$(35)	$44,952	$15,467	$1,209	$28,276

Realized gains and losses to date have not been material. Interest income for the three months and six months ended June 30, 2009 was $141 and $350, respectively. Interest income for the three and six months ended June 30, 2008 was $478 and $1,212, respectively.

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

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$18,025	$17,025	$1,000	$—
Commercial paper	6,989	—	6,989	—
Corporate debentures/bonds	13,459	—	13,459	—
Total	$38,473	$17,025	$21,448	$—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$18,026	$16,676	$1,350	$—
Commercial paper	3,890	—	3,890	—
Corporate debentures/bonds	23,036	—	23,036	—
Total	$44,952	$16,676	$28,276	$—

5.	Inventory, net

Inventory as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Raw materials and supplies	$642	$611
Finished goods	4,206	4,349
Total inventory, net	$4,848	$4,960

As of June 30, 2009 and December 31, 2008, there were provisions of $197 and $198, respectively, for inventory identified as slow-moving, obsolete or unusable.

6.	Long-Term Debt

Long-term debt as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company’s assets not related to Alternative Energy Resources,
Inc., maturing in November 2013, interest payable at a variable rate
(4.5% at June 30, 2009 and 4.43% December 31, 2008)	$14,250	$15,000
Credit agreement with a U.S. Corporation, collateralized by all of Alternative
Energy Resources, Inc.’s assets, maturing January 2014, interest payable
at a variable rate (3.07% and 4.18% as of June 30, 2009	19,612	12,524
and December 31, 2008, respectively)
Subordinated convertible promissory notes, matured in April 2009, interest payable quarterly at 5.5% per annum, issued in connection
with the acquisition of Enerwise Global Technologies, Inc.	—	590
Total debt	33,862	28,114
Less: Current portion of long-term debt	(3,763)	(3,226)
Total long-term debt	$30,099	$24,888

As of June 30, 2009, we were in compliance with our financial and restrictive debt covenants for the outstanding debt facilities.

7.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan (“2006 LTIP”) was approved by the Company’s stockholders in May 2008 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant. As of June 30, 2009, 1,460,007 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized under SFAS No. 123(R) for the three and six month periods ended June 30, 2009 was $1,430 and $2,817, respectively.

A summary of the Company’s stock option activity for the six months ended June 30, 2009 is presented below:

	June 30, 2009
		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices
Outstanding at beginning of period	1,810,656	$14.23	$0.58 to $34.23
Granted	630,925	$5.53	$3.76 to $10.25
Exercised	(39,938)	$1.83	$0.58 to $4.00
Cancelled	(22,810)	$22.63	$0.82 to $34.23
Forfeited	(65,680)	$20.85	$5.03 to $34.23
Outstanding at end of period	2,313,153	$11.80	$0.58 to $34.23
Exercisable at end of period	1,009,287	$12.28	$0.58 to $34.23

	Outstanding as of June 30, 2009			Exercisable as of June 30, 2009
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $2.39	339,137	3.0	$0.75	284,494	2.9	$0.74
$2.40 - $3.99	87,223	3.5	$3.04	53,190	2.0	$2.68
$4.00 - $7.99	537,875	6.5	$4.43	58,149	5.3	$4.14
$8.00-$10.33	205,221	6.1	$9.50	40,798	4.2	$8.21
$10.34 - $14.09	353,459	5.2	$12.45	147,550	4.6	$12.30
14.10 - $17.99	17,547	4.6	$14.10	10,164	4.5	$14.10
$18.00 - $23.53	499,660	4.7	$18.09	269,461	4.5	$18.06
$23.54	20,401	3.9	$23.54	16,151	3.6	$23.54
$23.55 - $36.00	252,630	4.7	$32.75	129,330	4.1	$32.94
	2,313,153	5.0	$11.80	1,009,287	3.9	$12.28

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

Six Months Ended
June 30, 2009
Risk-free interest rate	1.85%
Expected term of options, in years	4.6
Expected annual volatility	70%
Expected dividend yield	0%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2009 was $3.13.

A summary of the Company’s restricted stock award activity for the six months ended June 30, 2009 is presented below:

	June 30, 2009
		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at beginning of period	548,511	$10.80
Granted	133,609	$6.16
Vested	(18,576)	$20.51
Cancelled	—	NA
Forfeited	(10,654)	$9.65
Unvested at end of period	652,890	$9.55

8.	Segment Information

As of June 30, 2009, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and services, such as installation and/or marketing, to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency. The Residential Business segment also provides marketing services on an outsourced basis. The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Management has three primary measures of segment performance: revenue, gross profit and operating income. Substantially all of our revenues are generated with domestic customers. The Utility Products & Services segment product and service cost of revenue includes materials, labor and overhead. Within the Residential Business segment, cost of revenue is based on operating costs of the demand response networks, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network, and build-out costs of the base load efficiency networks, primarily lighting costs and installation services related to energy efficiency upgrades. The Commercial & Industrial Business segment’s cost of revenue includes materials, labor and overhead for the energy management services as well as end consumer participant payments for the demand response services. Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities. All inter-operating segment revenues were eliminated in consolidation. Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three and six months ended June 30, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, the results of operations for the three and six months ended June 30, 2008 have been reclassified.

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended June 30, 2009
	Utility		Commercial	Corporate
	Products	Residential	& Industrial	Unallocated
	& Services	Business	Business	Costs	Total
Revenue
Product	$5,077	$—	$—	$—	$5,077
Service	2,862	3,019	2,307	—	8,188
Total revenue	7,939	3,019	2,307	—	13,265
Cost of revenue
Product	2,982	—	—	—	2,982
Service	1,380	1,690	1,375	—	4,445
Total cost of revenue	4,362	1,690	1,375	—	7,427
Gross profit	3,577	1,329	932	—	5,838
Operating expenses
General and administrative expenses	1,369	2,500	773	3,459	8,101
Marketing and selling expenses	775	1,943	1,027	938	4,683
Research and development expenses	1,209	—	—	—	1,209
Amortization of intangible assets	—	314	233	5	552
Operating (loss)/income	224	(3,428)	(1,101)	(4,402)	(8,707)
Other/interest expense, net	5	225	3	136	369
(Loss)/income before income taxes	$219	$(3,653)	$(1,104)	$(4,538)	$(9,076)

	Three Months Ended June 30, 2008
	Utility		Commercial	Corporate
	Products	Residential	& Industrial	Unallocated
	& Services (1)	Business	Business	Costs	Total
Revenue
Product	$4,249	$—	$—	$—	$4,249
Service	1,060	1,778	2,434	—	5,272
Total revenue	5,309	1,778	2,434	—	9,521
Cost of revenue
Product	2,659	—	—	—	2,659
Service	347	1,076	1,614	—	3,037
Total cost of revenue	3,006	1,076	1,614	—	5,696
Gross profit	2,303	702	820	—	3,825
Operating expenses
General and administrative expenses	1,569	3,053	1,117	2,876	8,615
Marketing and selling expenses	643	1,577	959	677	3,856
Research and development expenses	168	—	—	—	168
Amortization of intangible assets	—	279	372	5	656
Operating loss	(77)	(4,207)	(1,628)	(3,558)	(9,470)
Other/interest expense (income), net	—	194	(4)	(123)	67
Loss before income taxes	$(77)	$(4,401)	$(1,624)	$(3,435)	$(9,537)

(1) In the three months ended June 30, 2008, the Utility Products & Services segment recorded $486 in sales, $336 in cost of sales, and $150 in gross profit from the sale of demand response hardware and software to the Residential Business segment. These amounts were previously presented in an Eliminations column. As of January 1, 2009, the Company no longer recorded intercompany transactions. To conform to the presentation for the three months ended June 30, 2009, these amounts have been included in the Utility Products & Services segment column.

	Six Months Ended June 30, 2009
	Utility		Commercial	Corporate
	Products	Residential	& Industrial	Unallocated
	& Services	Business	Business	Costs	Total
Revenue
Product	$9,913	$—	$—	$—	$9,913
Service	4,687	6,971	3,274	—	14,932
Total revenue	14,600	6,971	3,274	—	24,845
Cost of revenue
Product	6,086	—	—	—	6,086
Service	2,153	4,333	2,017	—	8,503
Total cost of revenue	8,239	4,333	2,017	—	14,589
Gross profit	6,361	2,638	1,257	—	10,256
Operating expenses
General and administrative expenses	2,446	5,076	1,600	6,868	15,990
Marketing and selling expenses	1,614	3,156	1,876	1,796	8,442
Research and development expenses	2,325	—	—	—	2,325
Amortization of intangible assets	—	629	466	9	1,104
Operating loss	(24)	(6,223)	(2,685)	(8,673)	(17,605)
Other/interest expense, net	9	436	3	116	564
Loss before income taxes	$(33)	$(6,659)	$(2,688)	$(8,789)	$(18,169)

	Six Months Ended June 30, 2008
	Utility		Commercial	Corporate
	Products	Residential	& Industrial	Unallocated
	& Services (1)	Business	Business	Costs	Total
Revenue
Product	$7,451	$—	$—	$—	$7,451
Service	2,015	5,104	5,404	—	12,523
Total revenue	9,466	5,104	5,404	—	19,974
Cost of revenue
Product	4,699	—	—	—	4,699
Service	718	2,622	3,702	—	7,042
Total cost of revenue	5,417	2,622	3,702	—	11,741
Gross profit	4,049	2,482	1,702	—	8,233
Operating expenses
General and administrative expenses	3,108	5,839	2,097	5,872	16,916
Marketing and selling expenses	1,318	3,001	1,744	1,817	7,880
Research and development expenses	536	—	—	—	536
Amortization of intangible assets	—	558	745	9	1,312
Operating loss	(913)	(6,916)	(2,884)	(7,698)	(18,411)
Other/interest expense (income), net	—	398	(16)	(526)	(144)
Loss before income taxes	$(913)	$(7,314)	$(2,868)	$(7,172)	$(18,267)

(1) In the six months ended June 30, 2008, the Utility Products & Services segment recorded $891 in sales, $626 in cost of sales, and $265 in gross profit from the sale of demand response hardware and software to the Residential Business segment. These amounts were previously presented in an Eliminations column. As of January 1, 2009, the Company no longer recorded intercompany transactions. To conform to the presentation for the six months ended June 30, 2009, these amounts have been included in the Utility Products & Services segment column.

9.	Subsequent Events

Robert M. Chiste retired from the Company as Chairman of the Board of Directors, President and Chief Executive Officer, effective June 19, 2009, and resigned from the Company’s Board, effective June 20, 2009. In connection with his retirement, Mr. Chiste and the Company entered into a retirement agreement dated July 17, 2009, pursuant to which: (i) Mr. Chiste will receive a lump sum of $1,200 payable on December 21, 2009; (ii) all unvested options held by Mr. Chiste as of June 19, 2009 vest and become exercisable in full and remain exercisable for the lesser of their remaining terms or until March 31, 2013; (iii) all restricted stock grants and any other equity-based awards held by Mr. Chiste as of June 19, 2009 vest and become exercisable in full; (iv) Mr. Chiste will receive a retirement benefit of $1,100, payable in monthly installments through May 2016; and (v) Mr. Chiste releases the Company from any claims he may have related to his employment or retirement from the Company. The acceleration of equity awards will result in an approximate $2,800 non-cash stock based compensation charge. In addition, the Company entered into a consulting agreement pursuant to which Mr. Chiste will receive twelve monthly payments totaling $250 to provide certain consulting and advisory services to the Company.

As a result of the retirement and consulting agreements, the Company will record an expense of approximately $4,250 in the third quarter, related to the lump sum payment, acceleration of the equity awards, and the consulting services. The retirement benefit of $1,100 has been previously accrued for and is included in the Company’s other current and long-term liabilities in the condensed consolidated balance sheets presented.

Subsequent events have been evaluated through August 6, 2009, the filing date of this Quarterly Report on Form 10-Q, for disclosure and recognition.

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

Overview

We are a clean energy company providing peaking and base load capacity to electric utilities, grid operators and associated electricity markets. We provide electric capacity to our customers either through long-term contracts where we actively manage demand or by selling our demand response systems to utilities that operate them. We provide our clean energy solutions through our three reporting segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial, or C&I, Business segment. As of June 30, 2009, we owned or managed 2,794 megawatts, as summarized in the table below.

	As of June 30, 2009
			Commercial
	Utility Products	Residential	& Industrial	Total
	& Services	Business	Business	Comverge
Megawatts owned under long-term capacity contracts (1)	—	649	230	879
Megawatts provided for sale in open market programs	—	40	1,118	1,158
Megawatts provided under turnkey contracts	320	—	—	320
Megawatts managed for a fee on a pay-for-performance basis	—	—	437	437
Total	320	689	1,785	2,794

(1)

Does not include megawatts of contracted capacity for VPC contracts that have not received final regulatory approval. Specifically, the table does not include 40 megawatts of contracted capacity for the VPC contract with Southern California Edison or the 117 megawatts of contracted capacity for the C&I VPC contract with a major Virginia-based energy provider, which was executed in July 2009.

Our total revenues grew from $33.9 million for the year ended December 31, 2006 to $77.2 million for the year ended December 31, 2008. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $171.2 million as of June 30, 2009. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our Virtual Peaking Capacity ®, or VPC, programs as well as noncash impairment charges on goodwill and certain intangible assets. We plan to continue the expansion and development of our demand response and energy efficiency programs to grow our revenues and customer base, which will include increased marketing and operating expenses.

As of June 30, 2009, we owned 879 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 765 megawatts and our base load capacity represented contracted capacity of 114 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned
under Long-Term
Capacity Contracts
As of December 31, 2008	701
Expansion of current VPC program	5
C&I VPC program with Arizona Public Service	125
Maryland VPC programs awarded	48
As of June 30, 2009	879

Cumulatively, we have installed capacity of 420 megawatts under our long-term capacity contracts as of June 30, 2009 compared to 319 megawatts as of December 31, 2008, an increase of 101 megawatts. The main components of the change are an increase of 4 megawatts from the base load capacity program during the six months ended June 30, 2009 and an increase of 97 megawatts installed during the six months ended June 30, 2009 in our existing VPC programs. The table below presents installed capacity and available capacity as of June 30, 2009 and December 31, 2008, respectively.

(Megawatts)	June 30, 2009	December 31, 2008
Contracted capacity	879	701
Installed capacity (1)	420	319
Available capacity (2)	366	279

(1)	Installed capacity generally refers to the number of devices installed multiplied by the historically highest demonstrated available capacity provided per device for the applicable service territory.
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

Recent Developments

In July 2009, we entered into a five-year agreement with a major Virginia-based energy provider to provide 117 megawatts of contracted demand side management capacity from commercial and industrial consumers, supply more than 150,000 advanced metering infrastructure compatible energy management devices for residential customers, and to provide our Apollo® Demand Response Management System software. The contract, with its extension options, is expected to contribute $32 million in long term payments over the five year period.

Robert M. Chiste retired from Comverge as Chairman of the Board of Directors, President and Chief Executive Officer, effective June 19, 2009, and resigned from Comverge’s Board, effective June 20, 2009. In connection with his retirement, Mr. Chiste and Comverge entered into a retirement agreement dated July 17, 2009, pursuant to which: (i) Mr. Chiste will receive a lump sum of $1.2 million payable on December 21, 2009; (ii) all unvested options held by Mr. Chiste as of June 19, 2009 vest and become exercisable in full and remain exercisable for the lesser of their remaining terms or until March 31, 2013; (iii) all restricted stock grants and any other equity-based awards held by Mr. Chiste as of June 19, 2009 vest and become exercisable in full; (iv) Mr. Chiste will receive a retirement benefit of $1.1 million, payable in monthly installments through May 2016; and (v) Mr. Chiste releases Comverge from any claims he may have related to his employment or retirement from Comverge. The acceleration of equity awards will result in an approximate $2.8 million non-cash stock based compensation charge. In addition, Comverge entered into a consulting agreement pursuant to which Mr. Chiste will receive twelve monthly payments totaling $0.3 million to provide certain consulting and advisory services.

As a result of the retirement and consulting agreements, we will record an expense of approximately $4.3 million in the third quarter, related to the lump sum payment, acceleration of the equity awards, and the consulting services. The retirement benefit of $1.1 million has been previously accrued for and is included in other current and long-term liabilities in the condensed consolidated balance sheets presented.

On July 20, 2009, Michael D. Picchi, Comverge’s Executive Vice President and Chief Financial Officer, was appointed to the additional role of Interim President and Chief Executive Officer until a replacement for Mr. Chiste is found. In addition, the Board of Directors appointed Board member, Alec G. Dreyer as the Chairman of the Board.

2009 Current Outlook

Comverge’s management and Board of Directors uses three metrics to measure the Company’s operational progress: (i) megawatts owned under long-term contracts, (ii) megawatts managed under open market programs, and (iii) estimated future revenues from long-term contracts. We believe these metrics are the most important to the growth and long-term success of the Company.

Our 2009 targets for growth in these metrics, and our progress through June 30, 2009,are:

•	Add a net 275 megawatts of capacity under long-term contracts. 178 megawatts of capacity under long-term contracts have been added during the first half of 2009;
•	Add a net 225 megawatts in open market programs. 264 megawatts have been added in current year open market programs during the first half of 2009; and
•

Add a net $150 million increase in the amount of estimated future revenues from long-term contracts. Estimated future revenues from long-term contracts have increased by $177 million in the first half of 2009.

As of the date of this filing, we have 1,036 megawatts under long-term capacity contracts which will contribute to contracted future revenues of $570 million. Of these amounts, 157 megawatts of capacity under long-term contracts representing an expected $46 million in contracted future revenues, are still awaiting regulatory approval. Furthermore, we have been awarded 683 megawatts of capacity in the 2012 – 2013 PJM Economic Load Response Program, or ELRP. In the event we receive regulatory approval on these 157 megawatts and we secure enough load to fully meet our obligations under the 2012-2013 PJM ELRP, our total megawatts managed will exceed 3,300.

Operating Segments

As of June 30, 2009, we report our operations through three segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment reports the sales of hardware, software and services such as installation and/or marketing to utilities that elect to own and operate such demand response networks for their own benefit. Our Residential Business segment reports the sale of electric capacity, through demand response or permanent base load reduction, to utilities on an outsourced basis under long-term contracts. The Residential Business segment accomplishes this by either developing, owning and managing a demand response network on behalf of the utility or completing energy efficiency projects, such as installing lighting upgrades for the utility. The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts, and open market bidding programs. As of June 30, 2009, we estimated that total payments expected to be received through 2024 were approximately $524 million. We have excluded any estimated payments from our contracts with Southern California Edison and a major Virginia-based energy provider which are awaiting final regulatory approval.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we will receive such payments. However, these assumptions should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risk Related to Our Business—We may not receive the payments anticipated by our long-term contracts and recognize revenue from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments” as contained in our Annual Report on Form 10-K, filed with the SEC on March 10, 2009. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts are based on the following assumptions:

VPC Contracts:

•

Our existing VPC contracts with regulatory approval as of June 30, 2009 represented contracted capacity of 765 megawatts, an increase of 178 megawatts compared to contracted capacity of 587 megawatts as of December 31, 2008. As of June 30, 2009, we had installed 387 megawatts of capacity. In calculating an estimated $263 million of payments from our VPC contracts as of June 30, 2009, we have assumed that we will complete the build out of our remaining megawatts within the next three years, reaching the full 765 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.

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

•

Payments from long-term contracts include $7.2 million that we expect to recognize as revenue over the next six months, which we include in backlog. Payments from long-term contracts exclude $14.0 million of payments which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next nine months.

Base Load Capacity Contracts:

•

Our existing energy efficiency contracts as of June 30, 2009 represent potential base load contracted capacity of 114 megawatts. In calculating the estimated $81 million in payments from these contracts, we have assumed we will complete full build-out of the entire remaining megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term.

Open Market Bidding Programs:

•

As of June 30, 2009, we had up to 683 megawatts bid into various capacity open market bidding programs with PJM Interconnection, LLC. We currently expect to receive approximately $56 million in long term payments through the year 2013. In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial end users that we have currently enrolled in the auctions.

Turnkey Contracts:

•

$99 million in payments expected to be received over the next five years under contracts with three utility customers to provide products, software, and services, including program management, installation, and/or marketing. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

Other Contracts:

•	An estimated $22 million in payments expected to be received over the next five years pursuant to contracts for our smart grid solutions.

•	$1 million in payments expected to be received over the next three years from our energy management services.

•	$2 million in payments expected to be received through 2010 related to our outsourced marketing programs.

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

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of June 30, 2009, we had contractual backlog of $91 million through June 30, 2010.

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Revenue

The following table summarizes our revenues for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Segment Revenue:
Utility Products & Services (1)	$7,939	$5,309	50%	$14,600	$9,466	54%
Residential Business	3,019	1,778	70%	6,971	5,104	37%
Commercial & Industrial Business (1)	2,307	2,434	(5)%	3,274	5,404	(39)%
Total	$13,265	$9,521	39%	$24,845	$19,974	24%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three and six months ended June 30, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, revenue of $0.2 million and $0.4 million, respectively, related to these services for the three and six months ended June 30, 2008 has been reclassified.

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $7.9 million for the three months ended June 30, 2009 compared to $5.3 million for the three months ended June 30, 2008, an increase of $2.6 million or 50%. The increase in revenue is due to an increase of $0.8 million in product sales, primarily attributable to a $0.2 million increase in digital control unit revenue and a $1.2 million increase in Superstat ® revenue partially offset by a $0.6 million decrease in other product sales. In addition, the increase in revenue is due to an increase of $1.8 million from services performed in the operation of our turnkey and pilot programs.

Our Utility Products & Services segment had revenue of $14.6 million for the six months ended June 30, 2009 compared to $9.5 million for the six months ended June 30, 2008, an increase of $5.1 million or 54%. The increase in revenue is due to an increase of $2.5 million in product sales, primarily attributable to a $1.4 million increase in digital control unit revenue and a $1.0 million increase in Superstat revenue. In addition, the increase in revenue is due to an increase of $2.6 million from services performed in the operation of our turnkey and pilot programs.

Residential Business Revenue

Our Residential Business segment had revenue of $3.0 million for the three months ended June 30, 2009 compared to $1.8 million for the three months ended June 30, 2008, an increase of $1.2 million or 70%. We recognized $2.5 million of revenue from our base load efficiency programs and $0.5 million from our outsourced marketing and energy management services during the three months ended June 30, 2009. We recognized $0.9 million of revenue from our base load efficiency programs and $0.9 million from our outsourced marketing and energy management services during the three months ended June 30, 2008.

Our Residential Business segment had revenue of $7.0 million for the six months ended June 30, 2009 compared to $5.1 million for the six months ended June 30, 2008, an increase of $1.9 million or 37%. We recognized $5.1 million of revenue from our base load efficiency programs, $0.7 million from our VPC programs, and $1.2 million from our outsourced marketing and energy management services during the six months ended June 30, 2009. We recognized $3.4 million of revenue from our base load efficiency programs, $0.3 million from our VPC programs, and $1.4 million from our outsourced marketing and energy management services during the six months ended June 30, 2008.

The increase in revenue from our base load efficiency programs in both the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 is mainly due to an increase in approved build-out during both periods in 2009 compared to the respective periods in 2008.

During the six months ended June 30, 2009 and 2008, we recognized $0.7 million and $0.3 million, respectively, of VPC revenue related to prior year VPC programs. Such revenue became fixed and determinable during the first half of each year as a result of final settlement.

We defer revenues and direct costs under our current year VPC programs until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Deferred revenue and deferred costs related to VPC contracts are presented below (dollars in thousands):

	As of
	June 30,	December 31,	Percent	June 30,	December 31,	Percent
	2009	2008	Change	2008	2007	Change
VPC Contract Related:
Deferred Revenue	$20,189	$4,271	373%	$13,206	$2,433	443%
Deferred Costs	$6,950	$791	779%	$2,890	$640	352%

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment had revenue of $2.3 million for the three months ended June 30, 2009 compared to $2.4 million for the three months ended June 30, 2008, a decrease of $0.1 million or 5%. The Commercial & Industrial Business segment had revenue of $1.6 million and $1.1 million in demand response services for the three months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, the Commercial & Industrial Business segment had revenue of $0.7 million and $1.3 million from energy management services.

Our Commercial & Industrial Business segment had revenue of $3.3 million for the six months ended June 30, 2009 compared to $5.4 million for the six months ended June 30, 2008, a decrease of $2.1 million or 39%. The Commercial & Industrial Business segment had revenue of $1.9 million and $2.5 million in demand response services for the six months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Commercial & Industrial Business segment had revenue of $1.4 million and $2.9 million from energy management services. The decrease in energy management revenue is due to the decline in our engineering projects resulting from the weak general economy during the three and six months ended June 30, 2009.

The three and six months ended June 30, 2008 included $1.0 million and $2.3 million, respectively, of demand response PJM capacity revenue from the 2007 program year that was recognized over a twelve month period ended May 31, 2008. The three and six months ended June 30, 2009 do not include any PJM capacity revenue as we modified the attribution period to recognize all the program year revenue in the third quarter of each year.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and six months ended June 30, 2009 and 2008, respectively (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services (1)	$3,577	45%	$2,303	43%	$6,361	44%	$4,049	43%
Residential Business	1,329	44%	702	39%	2,638	38%	2,482	49%
Commercial & Industrial Business (1)	932	40%	820	34%	1,257	38%	1,702	31%
Total	$5,838	44%	$3,825	40%	$10,256	41%	$8,233	41%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three and six months ended June 30, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, gross profit of $0.1 million and $0.3 million related to these services for the three and six months ended June 30, 2008, respectively, has been reclassified.

Utility Products & Services Gross Profit and Gross Margin

Gross profit from our Utility Products & Services segment was $3.6 million for the three months ended June 30, 2009 compared to $2.3 million for the three months ended June 30, 2008, an increase of $1.3 million or 55%. Gross margin increased 2 percentage points from 43% for the three months ended June 30, 2008 to 45% for the three months ended June 30, 2009. The increase in gross profit is due to an increase in units sold as well as the gross profit contributed from the operation of our turnkey programs. During the three months ended June 30, 2009, we shipped approximately 50,000 digital control units and Superstats compared to 39,000 digital control units and Superstats during the three months ended June 30, 2008.

Gross profit from our Utility Products & Services segment was $6.4 million for the six months ended June 30, 2009 compared to $4.0 million for the six months ended June 30, 2008, an increase of $2.4 million or 57%. Gross margin increased 1 percentage point from 43% for the three months ended June 30, 2008 to 44% for the three months ended June 30, 2009. The increase in gross profit is due to an increase in units sold as well as the gross profit contributed from the operation of our turnkey programs. During the six months ended June 30, 2009, we shipped approximately 90,000 digital control units and Superstats compared to 65,000 digital control units and Superstats during the six months ended June 30, 2008.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $1.3 million for the three months ended June 30, 2009 compared to $0.7 million for the three months ended June 30, 2008, an increase of $0.6 million or 89%. Gross profit from our base load efficiency programs contributed $1.2 million and our outsourced marketing and energy management services contributed the remaining gross profit during the three months ended June 30, 2009. Gross profit included $0.3 million from our base load efficiency programs and $0.4 million from our outsourced marketing and energy management services during the three months ended June 30, 2008. Gross margin for the three months ended June 30, 2009 was 44% compared to a gross margin of 39% for the three months ended June 30, 2008, an increase of 5 percentage points. The increase in percentage points was mainly due to a decrease in cost of revenue during the three months ended June 30, 2009 as less potential liquidated damages were expensed in the current quarter due to changes in the estimated delivery of certain megawatt goals. We continue to evaluate our accrual of potential liquidated damages for capacity fulfillment delays related to certain contractual milestones. Due to our participating customers’ limited capital spending, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner stemming from the general economic downturn in the New York City metro area. Further liquidating damages may also occur in future periods, resulting in penalties of up to $0.3 million per megawatt if certain megawatt goals are not obtained in 2010, 2011, and 2012.

Gross profit for our Residential Business segment was $2.6 million for the six months ended June 30, 2009 compared to $2.5 million for the six months ended June 30, 2008, an increase of $0.1 million or 6%. Gross profit included $1.5 million from our base load efficiency programs and $0.5 million from our VPC programs with the remaining gross profit from our outsourced marketing and energy management services during the six months ended June 30, 2009. Gross profit included $1.8 million from our base load efficiency programs, $0.3 million from our VPC programs with the remaining gross profit from our outsourced marketing and energy management services during the six months ended June 30, 2008. Gross margin for the six months ended June 30, 2009 was 38% compared to a gross margin of 49% for the six months ended June 30, 2008, a decrease of 11 percentage points. During the first half of 2008, we recognized $0.9 million as a one-time revenue benefit at 100% gross margin in our base load energy efficiency programs due to a reduction in the rate of contractual liquidated damages. No such one-time benefit was recognized during the first half of 2009.

As of June 30, 2009, deferred VPC costs of revenue of $7.0 million in relation to deferred VPC revenue of $20.2 million would imply a potential gross margin of 66% on VPC deferred revenue. We expect that our gross margin on VPC revenue for the year ending December 31, 2009 will be significantly less than the 2008 result of 71% due to our largest VPC contract expiring at the end of 2009. All capital deployed in 2009 under that one VPC contract will be fully expensed in 2009 resulting in a lower gross margin for that VPC contract and the Residential Business segment as a whole. As a result of approximately $12 million of depreciation expense expected to be recognized in cost of revenue during the fourth quarter of 2009, the impact is expected to result in a decrease of approximately 20 percentage points in gross margin for the Residential Business segment as compared to prior year results.

Commercial & Industrial Business Gross Profit and Gross Margin

During the three months ended June 30, 2009 and 2008, our Commercial & Industrial Business segment’s gross profit was $0.9 million and $0.8 million, respectively, an increase of $0.1 million or 14%. Demand response services contributed $0.5 million and $0.2 million in gross profit for the three months ended June 30, 2009 and 2008, respectively. Energy management services contributed $0.4 million and $0.6 million in gross profit for the three months ended June 30, 2009 and 2008, respectively. Gross margin for the three months ended June 30, 2009 was 40% compared to gross margin of 34% for the three months ended June 30, 2008.

During the six months ended June 30, 2009 and 2008, our Commercial & Industrial Business segment’s gross profit was $1.3 million and $1.7 million, respectively, a decrease of $0.4 million or 26%. Demand response services contributed $0.5 million and $0.6 million in gross profit for the six months ended June 30, 2009 and 2008, respectively. Energy management services contributed $0.8 million and $1.1 million in gross profit for the six months ended June 30, 2009 and 2008, respectively. Gross margin for the six months ended June 30, 2009 was 38% compared to gross margin of 31% for the six months ended June 30, 2008.

For both periods, the increase in gross margin was primarily attributable to two factors: (1) recognition of VPC program revenue beginning in the second quarter which contributed to the higher margin during the three and six months ended June 30, 2009 based on the additional build-out of megawatts in the program during the first half of 2009 and (2) the change in attribution period for revenue related to the PJM capacity program adopted in the second half of 2008. Revenue recognized from the PJM capacity program contributes a gross margin of less than 30%. As such, we expect gross margin for the Commercial & Industrial Business segment to decrease in the third quarter; however, gross profit is expected to increase for the segment on a year-over-year basis.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Operating Expenses:
General and administrative expenses	$8,101	$8,615	(6)%	$15,990	$16,916	(5)%
Marketing and selling expenses	4,683	3,856	21%	8,442	7,880	7%
Research and development expenses	1,209	168	620%	2,325	536	334%
Amortization of intangible assets	552	656	(16)%	1,104	1,312	(16)%
Total	$14,545	$13,295	9%	$27,861	$26,644	5%

As of June 30, 2009, we had 450 employees. As of June 30, 2008, we had 333 employees.

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended June 30, 2009 compared to $8.6 million for the three months ended June 30, 2008, a decrease of $0.5 million or 6%. The decrease in general and administrative expenses was comprised of a $0.6 million decrease in non-cash stock based compensation due to certain awards with higher values becoming fully vested partially offset by $0.1 million increase in professional fees.

General and administrative expenses were $16.0 million for the six months ended June 30, 2009 compared to $16.9 million for the six months ended June 30, 2008, a decrease of $0.9 million or 5%. The decrease in general and administrative expenses was mainly comprised of a $1.0 million decrease in non-cash stock based compensation due to certain awards with higher values becoming fully vested partially offset by $0.1 million increase in professional fees.

Marketing and Selling Expenses

Marketing and selling expenses were $4.7 million for the three months ended June 30, 2009 compared to $3.9 million for the three months ended June 30, 2008, an increase of $0.8 million or 21%. The increase in marketing and selling expenses was comprised of a $0.5 million increase in commission expense and a $0.8 million increase in marketing and advertising partially offset by a $0.4 million decrease in consulting expense.

Marketing and selling expenses were $8.4 million for the six months ended June 30, 2009 compared to $7.9 million for the six months ended June 30, 2008, an increase of $0.6 million or 7%. The increase in marketing and selling expenses was comprised of a $0.8 million increase in commission expense and a $0.7 million increase in marketing and advertising partially offset by a $0.7 million decrease in consulting expense and a $0.2 million decrease in travel and entertainment expense.

Although the majority of VPC revenue for the contract year was deferred during the three and six months ended June 30, 2009, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $1.6 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, an increase of $0.7 million. VPC customer acquisition costs were $2.5 million and $1.9 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $0.6 million.

As a result of a recent review of our sales and marketing efforts, we plan to make changes to our sales and marketing structure, including growing our staff with solutions experienced sales professionals, over the next six to nine months that could result in additional expenses of approximately $1 million.  While we intend to implement these changes in a manner designed to minimize disruption to our sales and marketing efforts, we cannot guarantee that these changes will not result in short-term challenges.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $1.2 million for the three months ended June 30, 2009 and $0.2 million for the three months ended June 30, 2008, an increase of $1.0 million or 620%. Research and development expenses were $2.3 million for the six months ended June 30, 2009 and $0.5 million for the six months ended June 30, 2008, an increase of $1.8 million or 334%. The increase in research and development expenses is mainly due to an increase in headcount and contractors to develop new AMI-enabled hardware products and our Apollo® software development.

Amortization of Intangible Assets

Amortization of intangible assets was $0.6 million and $0.7 million for the three months ended June 30, 2009 and 2008, respectively, and $1.1 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in amortization of intangible assets during each period was due to the decrease in finite-lived intangible assets as a result of our impairment assessment during 2008.

In addition to the amortization presented in operating expenses, we also recorded $0.1 million and $0.3 million in amortization expense for the three and six months ended June 30, 2009, respectively, in our cost of revenue. We had no such expense presented in cost of revenue during the three and six months ended June 30, 2008.

Interest and Other Expense (Income), Net

We recorded net interest and other expense of $0.4 million for the three months ended June 30, 2009 compared to net interest and other expense of $0.1 million for the three months ended June 30, 2008. We recorded net interest and other expense of $0.6 million for the six months ended June 30, 2009 compared to net interest and other income of $0.1 million for the six months ended June 30, 2008. The increase in net interest and other expense during each period was mainly a result of less investment income and increased interest expense as a result of our outstanding debt facilities.

Income Taxes

A provision of $65,000 and $78,000 was recorded for the three months ended June 30, 2009 and 2008 and a provision of $107,000 and $170,000 was recorded for the six months ended June 30, 2009 and 2008 related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of June 30, 2009 and 2008.

Liquidity and Capital Resources

In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The agreement provides a $10 million revolver for borrowings to fund working capital and other corporate purposes and a $15 million term loan used to repay maturing convertible notes during the first half of 2009. We also have a $40 million credit agreement with General Electric Capital Corporation, or GECC, used to fund 90% of capital expenditures under our VPC contracts. Total debt outstanding as of June 30, 2009 was $33.9 million, consisting of $14.3 million under our security and loan agreement and $19.6 million under our credit agreement. Management believes that available cash and cash equivalents, marketable securities and borrowings available under our loan facilities will be sufficient to meet our capital needs for at least the next 12 months.

The following table summarizes our cash flows for the six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Operating activities	$9,410	$(14,691)
Investing activities	(928)	(309)
Financing activities	5,752	3,299
Net change in cash and cash equivalents	$14,234	$(11,701)

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities of $9.4 million for the six months ended June 30, 2009 included the effects of:

•	a net loss of $18.3 million;
•	stock-based compensation expense of $2.8 million;
•	a decrease of $9.7 million in accounts receivable due primarily to the timing of cash receipts from our utility customers;
•

an increase of $17.1 million in deferred revenue and $6.7 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

•	a decrease in accounts payable, accrued expenses, and other liabilities of $3.1 million due to the timing of payments to our vendors.

Cash used in operating activities of $14.7 million for the six months ended June 30, 2008 included the effects of:

•	a net loss of $18.4 million;
•	stock-based compensation expense of $3.8 million;
•	an increase of $3.3 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from customers;
•

an increase of $11.7 million in deferred revenue and $2.8 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

•	a decrease in accounts payable, accrued expenses, and other liabilities of $6.3 million due to the timing of payments to our vendors.

Cash Flows Used In Investing Activities

Cash used in investing activities was $0.9 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively. Cash flows used in investing activities consisted of the following:

•	capital expenditures of $8.6 million and $4.4 million for the six months ended June 30, 2009 and 2008, respectively;
•	purchases of marketable securities of $14.5 million and $22.8 million for the six months ended June 30, 2009 and 2008, respectively;
•	maturities of marketable securities of $21.3 million and $29.5 million for the six months ended June 30, 2009 and 2008, respectively;
•	a decrease of $0.9 million in restricted cash during the six months ended June 30, 2009 due to the expiration of a cash collateralized letter of credit; and
•	an increase of $2.5 million in restricted cash during the six months ended June 30, 2008 due to additional financial assurance requirements by certain of our utility customers.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $5.8 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively, consisting mainly of net borrowings under our debt facilities.

Indebtedness

As of June 30, 2009, $3.8 million of our outstanding debt was due within the next twelve months. $3.0 million relates to the loan facility with Silicon Valley Bank and $0.8 million relates to the credit agreement with GECC. As of June 30, 2009, we were in compliance with our financial and restrictive debt covenants for the outstanding debt facilities.

Letters of Credit

Our facility with Silicon Valley Bank and our credit agreement with GECC provide for the issuance of up to $13.0 million of letters of credit. As of June 30, 2009, we had $1.7 million face value of irrevocable letters of credit outstanding from one of these facilities. In addition, we had $1.9 million of letters of credit outstanding that were cash collateralized as of June 30, 2009. In July 2009, we issued a $4 million of letter of credit under the facility with Silicon Valley Bank pursuant to the requirements under one of our VPC contracts. The amount required increases to $9 million in future years of the contract. Our inability to obtain adequate bonding or letters of credit and to bid or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

Capital Spending

As of June 30, 2009, our VPC programs had installed capacity of 387 megawatts. Our existing VPC contracts as of June 30, 2009 provided for a potential contracted capacity of 765 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $12 million in capital expenditures over the next three years to build out the remaining megawatts under our existing residential VPC programs as of June 30, 2009, of which $4 million is anticipated to be incurred through December 31, 2009. If we are successful in being awarded additional residential VPC contracts, we would incur additional capital expenditures to build out these new residential VPC programs.

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three and six months indicated is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(9,141)	$(9,615)	$(18,276)	$(18,437)
Depreciation and amortization	947	856	1,877	1,687
Interest (income) expense, net	358	7	548	(201)
Provision for income taxes	65	78	107	170
EBITDA	(7,771)	(8,674)	(15,744)	(16,781)
Non-cash stock compensation expense	1,429	1,899	2,817	3,752
Adjusted EBITDA	$(6,342)	$(6,775)	$(12,927)	$(13,029)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

For a complete discussion of our critical accounting policies, refer to the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 3: Quantitative and Qualitative Disclosure About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that there have been no significant changes from December 31, 2008 during the quarter ended June 30, 2009.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of June 30, 2009, there were no material contingencies requiring accrual or disclosure.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, in January 2009, IP Co. LLC, d/b/a Intus IQ, filed a complaint in the U.S. District Court for the Eastern District of Texas against Comverge, Inc., Oncor Electric Delivery Company LLC, Reliant Energy, Inc., Datamatic, LTD., EKA Systems, Inc., Sensus Metering Systems Inc., Tantalus Systems Corp., Tendril Networks, Inc., Trilliant Incorporated, and Trilliant Networks, Inc., alleging infringement of two patents owned by IP Co. LLC. The complaint alleged that the U.S. patents, concerning wireless mesh networking systems, are being infringed by the defendants. Comverge and Intus IQ settled the litigation on July 17, 2009 and the complaint has been dismissed with prejudice. The settlement will not have a material adverse effect on our financial condition or results of operations.

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

During the six months ended June 30, 2009, there were no material changes to the Risk Factors relevant to our operations, described in the Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC on March 10, 2009, except as set forth in our Quarterly Report on Form 10-Q for the period ended March 31, 2009 and as follows:

We could be required to make substantial refunds or pay damages to power pools or our utility customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated under the applicable agreements.

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers. Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures. While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years. If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty. In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life. If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay a penalty. As of June 30, 2009, we have accrued potential liquidated damages for capacity fulfillment delays related to certain 2009 contractual milestones. Due to our participating customers’ limited capital spending, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner stemming from the general economic downturn in the New York City metro area. Further liquidating damages may also occur in future periods, resulting in penalties of up to $0.3 million per megawatt if certain megawatt goals are not obtained in 2010, 2011, and 2012.

Under our power pool auction contracts, which typically have a term of one to three years, we sell capacity that we obtain through our programs to power pools. Under these contracts, the power pool makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. A contract year generally begins on June 1st and ends May 31st of the following year. We and the power pool analyze results of the metering data collected during the capacity events or test events to determine the capacity that was available to the power pool during the actual event. Any discrepancy between our analysis of the metering data and the analysis from the power pool could result in lower than expected revenues or potential damages payable by us. In addition, the PJM Interconnection power pool (PJM) has amended rules which create for potential penalties if the projected megawatts do not perform. To the extent PJM does not call an event, test events will be initiated before September 30 of each year to test the potential capacity. If we do not provide the required capacity during an event or test event, we may be subject to penalties.  PJM has recently eliminated the Interruptible Load for Reliability (ILR) program effective 2012. Customers that currently participate as ILR resources must be moved into other power pool programs by 2012 in order to avoid loss of revenue. This change also (i) requires additional capital support for both planned and new megawatts under the three-year Base Residual Auction and (ii) has increased the potential penalties for non-compliance. As a result of the elimination of the ILR program and the changing power pool, we may incur significantly higher penalties in the future than we have in the past.

Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. A contract year generally begins at the end of the summer months, after a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. We refer to measured and verified capacity as our available capacity. This available capacity also establishes the estimated capacity per device, which we generally refer to as our M&V factor, for that contract year. During each succeeding contract year, we generally receive proxy payments based on the prior year’s M&V factor and installed devices in the applicable service territory.  Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity. Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control. If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our power pool and VPC contracts. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process that results in a final settlement as a true-up. We received aggregate additional payments of $3.8 million for the contract year 2006. However, for the contract year 2007, we paid an aggregate refund payment of $2.3 million. For the contract year 2008, we paid an aggregate of $0.2 million as a result of final settlement.

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

We are occasionally required to provide bid bonds or performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. Our ability to obtain letters of credit under our credit agreement with General Electric Capital Corporation and our loan and security agreement with Silicon Valley Bank is limited to $13.0 million in the aggregate. As of June 30, 2009, we had $1.7 million of letters of credit outstanding from these facilities. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including Michael D. Picchi, our Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer; Frank A. Magnotti, President, Comverge Clean Energy Solutions Group; Edward J. Myszka, Chief Operating Officer, Comverge Clean Energy Solutions Group; Arthur Vos IV, our Chief Technology Officer and Vice President of Strategy; and Matt Smith, Vice President, General Counsel and Secretary. We do not maintain key-person insurance on any of these individuals. Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy. In addition, we are highly dependent on the services of Mr. Picchi, who currently serves as both our Chief Executive Officer and Chief Financial Officer while we continue our search for a replacement President and Chief Executive Officer. If we were to lose the services of Mr. Picchi, whether through termination, attrition, incapacitation or otherwise, such loss could have a material adverse impact on our business.

The expiration of our capacity contracts without obtaining a renewal or replacement capacity contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so. For example, our capacity contract with Nevada Energy will expire at December 31, 2009. Nevada Energy accounted for 12% of our total revenue in 2008. We do not currently anticipate renewing our current contract with Nevada Energy.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2009.

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

The following table presents shares surrendered during the quarter ended June 30, 2009:

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
April 1 - April 30	203	$7.29
May 1 - May 31	1,607	$8.26
June 1 - June 30	242	$11.21

(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan.

Item 4: Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Stockholders of Comverge, Inc. was held on May 6, 2009. Proxies with regard to the matters voted upon at the Annual Meeting were solicited under Regulation 14A of the Securities Exchange Act of 1934, as amended. Two directors, Larry Hagewood and R. Blake Young were elected to a term of three years. Since the Annual Meeting, Robert F. McCullough and Robert M. Chiste have resigned as directors of the Company. Alec Dreyer, Thomas Gutierrez and Nora Mead Brownell continued their terms as directors. Set forth below is a brief description of each matter voted upon at the Annual Meeting and the results of voting on each such matter.

(a)

The election of two Class II directors named below to serve until the 2012 Annual Meeting of Stockholders. There was no solicitation in opposition to the nominees listed in the proxy statement, and the nominees were elected.

	Votes
Nominee	For	Withheld
Larry Hagewood	15,503,627	361,343
R. Blake Young	14,922,037	942,933

(b)	To ratify the appointment of PricewaterhouseCoopers LLP, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Votes
For	Against	Abstain
15,580,299	272,784	11,887

Item 6: Exhibits

The following documents are filed as exhibits to this report:

10.1	Retirement Agreement by and between Robert M. Chiste and the Company, dated July 17, 2009

10.2	Consulting Agreement by and between Robert M. Chiste and the Company, dated July 17, 2009

10.3	Form of Retention Bonus, dated July 17, 2009

31	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comverge, Inc.
(Registrant)

August 6, 2009	/s/ Michael D. Picchi
(Date)	Michael D. Picchi

Interim President and Chief Executive Officer

Executive Vice President and Chief Financial Officer

(Principal Executive and Financial Officer)

August 6, 2009	/s/ John Waterworth
(Date)	John Waterworth
Vice President and Corporate Controller
(Principal Accounting Officer)