Form 10-Q
period 2009-09-30
COMVERGE, INC.
filed 2009-11-09
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

There were 22,317,856 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on November 3, 2009.

Comverge, Inc.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value and share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$22,799	$19,571
Restricted cash	1,000	1,968
Marketable securities	27,170	28,276
Billed accounts receivable, net	11,963	18,877
Unbilled accounts receivable	18,963	5,908
Inventory, net	6,123	4,960
Deferred costs	12,794	2,197
Other current assets	1,315	1,273
Total current assets	102,127	83,030

Restricted cash	3,096	2,089
Property and equipment, net	22,215	20,572
Intangible assets, net	9,488	10,251
Goodwill	8,179	8,179
Other assets	848	1,036
Total assets	$145,953	$125,157

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,511	$7,672
Accrued expenses	16,343	8,006
Deferred revenue	27,327	6,694
Current portion of long-term debt	4,012	3,226
Other current liabilities	6,778	2,400
Total current liabilities	60,971	27,998

Long-term liabilities
Deferred revenue	2,525	2,220
Long-term debt	32,654	24,888
Other liabilities	2,877	2,391
Total long-term liabilities	38,056	29,499

Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000	22	22
shares; issued 22,174,380 and outstanding 22,143,813 shares as of
September 30, 2009 and issued 21,926,660 and outstanding 21,908,121 shares as of December 31, 2008
Additional paid-in capital	227,700	220,638
Common stock held in treasury, at cost, 30,567 and 18,539 shares as	(211)	(119)
of September 30, 2009 and December 31, 2008, respectively
Accumulated deficit	(180,650)	(152,930)
Accumulated other comprehensive income	65	49
Total shareholders' equity	46,926	67,660
Total liabilities and shareholders' equity	$145,953	$125,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Product	$6,263	$4,796	$16,176	$12,247
Service	26,932	19,489	41,864	32,012
Total revenue	33,195	24,285	58,040	44,259

Cost of revenue
Product	3,793	2,973	9,879	7,672
Service	19,948	14,060	28,451	21,102
Total cost of revenue	23,741	17,033	38,330	28,774

Gross profit	9,454	7,252	19,710	15,485
Operating expenses
General and administrative expenses	12,419	9,507	28,409	26,423
Marketing and selling expenses	4,340	4,314	12,782	12,194
Research and development expenses	1,158	140	3,483	676
Amortization of intangible assets	553	610	1,657	1,922
Impairment charges	-	75,432	-	75,432

Operating loss	(9,016)	(82,751)	(26,621)	(101,162)

Interest and other expense, net	376	158	940	14

Loss before income taxes	(9,392)	(82,909)	(27,561)	(101,176)

Provision (benefit) for income taxes	52	(1,140)	159	(970)

Net loss	$(9,444)	$(81,769)	$(27,720)	$(100,206)

Net loss per share
Basic and diluted	$(0.44)	$(3.85)	$(1.29)	$(4.75)

Weighted average shares used in computation	21,551,171	21,258,430	21,442,715	21,101,887

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(27,720)	$(100,206)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	810	664
Amortization of intangible assets	2,089	1,922
Stock-based compensation	6,803	5,416
Impairment charges	-	75,432
Other	780	(693)
Changes in operating assets and liabilities
Accounts receivable	(6,185)	(12,052)
Inventory, net	(1,340)	(1,220)
Deferred costs and other assets	(555)	(1,847)
Accounts payable	(1,161)	(238)
Accrued expenses and other liabilities	12,163	6,572
Deferred revenue	20,938	15,631
Net cash provided by (used in) operating activities	6,622	(10,619)

Cash flows from investing activities
Changes in restricted cash	(39)	(722)
Purchases of marketable securities	(24,777)	(31,642)
Maturities of marketable securities	25,750	35,826
Purchases of property and equipment	(13,011)	(9,193)
Cash paid for acquisitions, net	-	(48)
Net cash used in investing activities	(12,077)	(5,779)

Cash flows from financing activities
Proceeds from exercises of stock options	204	354
Borrowings under credit agreement	10,900	5,598
Payment of debt and credit facilities	(1,758)
Payment of subordinated promissory notes	(590)	-
Net payments from issuance of common stock	-	(614)
Payment of employee taxes due to net settlement of equity awards	(73)	(40)
Net cash provided by financing activities	8,683	5,298

Net change in cash and cash equivalents	3,228	(11,100)
Cash and cash equivalents at beginning of period	19,571	39,755
Cash and cash equivalents at end of period	$22,799	$28,655

Cash paid for interest	$1,063	$1,339
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$336	$339
Common stock issued on conversion of convertible debt	$-	$1,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide demand management solutions to electric utilities, grid operators and associated electricity markets in the form of peaking and base load capacity. The Company provides capacity to its customers either through long-term contracts or through open markets in which it actively manages electrical demand or by selling its demand response systems to customers for their operation. The Company has three operating segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2009 and the results of operations for the three and nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2008 on Form 10-K filed on March 10, 2009.

A reclassification has been made to the statement of cash flows for the nine months ended September 30, 2008 to conform to the presentation for the nine months ended September 30, 2009. In prior periods, the Company classified deployment of capital assets as noncash investing activities when the asset was deployed through inventory. In the condensed consolidated statements of cash flows presented, the Company classified the cash used for these asset deployments as cash used in investing activities. The Company believes the current presentation to represent more fairly its cash outflow due to capital expenditures.

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

Revenue Recognition - Residential Business

The Company defers revenue and the associated cost of revenue related to certain long-term Virtual Peaking Capacity ® (“VPC”) contracts until such time as the annual contract payment is fixed and determinable. The Company invoices VPC customers on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.

The current deferred revenue and deferred cost of revenue as of September 30, 2009 and December 31, 2008 are provided below:

	September 30,	December 31,
	2009	2008
Deferred revenue:
VPC contract related	$24,953	$4,271
Other	2,374	2,423
Current deferred revenue	$27,327	$6,694

Deferred cost of revenue:
VPC contract related	$11,843	$791
Other	951	1,406
Current deferred cost of revenue	$12,794	$2,197

The Company enters into agreements to provide base load capacity. Base load capacity revenues are earned based on the Company’s ability to achieve committed capacity through load reduction. In order to provide capacity, the Company delivers and installs demand side management measures. The base load capacity contracts require the Company to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. The Company defers revenue and associated cost of revenue in its electric load reduction services until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts contain multiple deliverables, or elements, which require the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method, since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

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

The Company records revenue from capacity programs with independent system operators. The capacity year for its primary capacity program spans from June 1st to May 31st annually. For participation, the Company receives cash payments on a monthly basis in the capacity year. Participation in the capacity program requires the Company to respond to requests from the system operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. The annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable.

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

Comprehensive Loss

The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(9,444)	$(81,769)	$(27,720)	$(100,206)
Unrealized gain (loss) on marketable securities	(3)	(256)	16	(305)
Comprehensive loss	$(9,447)	$(82,025)	$(27,704)	$(100,511)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent system operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers. During the three and nine months ended September 30, 2009, the Company had one customer which accounted for 57% of the Company’s revenue during the three months ended September 30, 2009 and 33% of the Company’s revenue during the nine months ended September 30, 2009. The total accounts receivable from this customer was $13,338 as of September 30, 2009, or 43% of net accounts receivable outstanding. During the three and nine months ended September 30, 2008, the Company had two customers which accounted for 64% and 48% of the Company’s revenue in the aggregate, respectively. No other customer accounted for more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2009 and 2008.

The Company is subject to concentrations of credit risk from its cash and cash equivalents, short term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued a staff position that amends and clarifies the new business combination standard, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company does not expect the adoption of this staff position to have a material impact on its financial condition and results of operations, although its effects in future periods will depend on the nature and significance of potential business combinations subject to this statement.

In April 2009, the FASB issued a staff position requiring disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This staff position also requires those disclosures in summarized financial information at interim reporting periods. The Company adopted this staff position in its second quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a staff position which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company adopted this staff position in its second quarter ended June 30, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a staff position which provides additional guidance for estimating fair value in accordance with the new business combination standard when the volume and level of activity for the asset or liability have significantly decreased. This staff position also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company adopted the guidance in its second quarter ended on June 30, 2009. The adoption did not have a material impact on its financial position, results of operations or cash flows.

In May 2009, the FASB issued new guidance on subsequent events which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company adopted the guidance in the quarter ended June 30, 2009 and the statement did not have a material impact on our consolidated results of operation and financial position.

In June 2009, the FASB issued the standard that established the FASB Accounting Standards Codification (the “Codification”).  The Codification will become the source of authoritative United States generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  The Company adopted the standard in the quarter ended September 30, 2009.  Other than the manner in which accounting guidance is referenced in its financial reporting, the adoption of the Codification had no impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued guidance which provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective for interim periods beginning after August 28, 2009. The Company adopted this guidance in the quarter ended September 30, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of the adoption on its consolidated financial position and results of operations.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and nine months ended September 30, 2009 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	September 30,
	2009	2008
Subordinated debt convertible to common stock	-	577,255
Contingently issuable shares	-	11,945
Unvested restricted stock awards	527,356	631,764
Outstanding options	2,239,840	1,881,468
Outstanding warrant(s)	-	-
Total	2,767,196	3,102,432

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses recorded in Accumulated other comprehensive income, as of September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$12,862	$-	$-	$12,862	$6,646	$2,216	$4,000
Commercial paper	5,995	-	-	5,995	-	-	5,995
Corporate debentures/bonds	17,110	71	(6)	17,175	-	-	17,175
Total	$35,967	$71	$(6)	$36,032	$6,646	$2,216	$27,170

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$18,026	$-	$-	$18,026	$15,467	$1,209	$1,350
Commercial paper	3,882	8	-	3,890	-	-	3,890
Corporate debentures/bonds	22,995	76	(35)	23,036	-	-	23,036
Total	$44,903	$84	$(35)	$44,952	$15,467	$1,209	$28,276

Realized gains and losses to date have not been material. Interest income for the three months and nine months ended September 30, 2009 was $154 and $570, respectively.

The Company applies a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

·	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

·
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

·
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect our own estimates of assumptions market participants would use in pricing the asset or liability.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$12,862	$8,862	$4,000	$-
Commercial paper	5,995	-	5,995	-
Corporate debentures/bonds	17,175	-	17,175	-
Total	$36,032	$8,862	$27,170	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$18,026	$16,676	$1,350	$-
Commercial paper	3,890	-	3,890	-
Corporate debentures/bonds	23,036	-	23,036	-
Total	$44,952	$16,676	$28,276	$-

5.	Inventory, net

Inventory as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Raw materials and supplies	$625	$611
Finished goods	5,498	4,349
Total inventory, net	$6,123	$4,960

 As of September 30, 2009 and December 31, 2008, there were provisions of $175 and $198, respectively, for inventory identified as slow-moving, obsolete or unusable.

6.	Goodwill and Other Intangible Assets

During the third quarter of 2008, the Company reassessed the outlook for the Enerwise reporting unit which is part of the Commercial & Industrial Business segment and evaluated the potential impairment of the goodwill and other intangible assets of Enerwise.  The Company retained an independent appraisal firm to perform valuations and review the Enerwise trade name, customer relationship and goodwill balances for impairment.  Based on the results of these assessments, the Company recorded the $75,432 million non-cash impairment charges of goodwill and certain intangible assets in the third quarter of 2008, as discussed below.

 Goodwill

In the Commercial & Industrial Business segment, a rule change for economic demand response programs in a certain market during the third quarter caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, the Company determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the Commercial & Industrial Business segment of $67,744 to reflect the carrying value in excess of the fair value. This charge is presented separately in the line item “Impairment charges” included on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

Indefinite-lived intangible assets

As a part of the reorganization announced on September 12, 2008, the Company made the decision to no longer use the Enerwise trade name. Accordingly, the Company recorded a $2,758 non-cash impairment charge related to the Enerwise trade name during the third quarter of 2008. This charge is presented separately in the line item "Impairment charges" included on the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

As a result of the impairment, the Company reversed a deferred tax liability of $1,043 associated with the Enerwise trade name. The impact of the reversal resulted in an income tax benefit recorded in the three and nine months ended September 30, 2008.

Other intangible assets

Contemporaneous with the Company's interim goodwill impairment test, the Company also performed an analysis of the potential impairment and reassessed other identified intangible assets within the Commercial & Industrial Business segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, the Company recorded a non-cash impairment charge of $4,930 to reduce the carrying value to the calculated fair value. This charge is included in the line item “Impairment charges” on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

The Company performs its annual impairment test of goodwill and other indefinite-lived intangible assets as of December 31st.

7.	Long-Term Debt

Long-term debt as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company's assets not related to Alternative Energy Resources,
Inc., maturing in November 2011, interest payable at a variable rate
(4.50% at September 30, 2009 and 4.43% December 31, 2008)	$13,500	$15,000
Credit agreement with a U.S. Corporation, collateralized by all of Alternative
Energy Resources, Inc.'s assets, expiring January 2014, interest payable
at a variable rate (3.11% and 4.18% as of September 30, 2009	23,166	12,524
and December 31, 2008, respectively)
Subordinated convertible promissory notes, matured in April 2009, interest payable quarterly at 5.5% per annum, issued in connection
with the acquisition of Enerwise Global Technologies, Inc.	-	590
Total debt	36,666	28,114
Less: Current portion of long-term debt	(4,012)	(3,226)
Total long-term debt	$32,654	$24,888

 As of September 30, 2009, we were in compliance with our financial and restrictive debt covenants for the outstanding debt facilities.

8.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s stockholders in May 2008 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant. As of September 30, 2009, 1,462,752 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three and nine month periods ended September 30, 2009 was $3,986 and $6,803, respectively.

A summary of the Company’s stock option activity for the nine months ended September 30, 2009 is presented below:

	As of September 30, 2009
		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices
Outstanding at beginning of period	1,810,656	$14.23	$0.58 to $34.23
Granted	654,925	$5.82	$3.76 to $13.30
Exercised	(118,606)	$1.88	$0.58 to $8.85
Cancelled	(27,801)	$22.39	$0.58 to $34.23
Forfeited	(79,334)	$18.22	$3.76 to $34.23
Outstanding at end of period	2,239,840	$12.18	$0.58 to $34.23
Exercisable at end of period	1,320,612	$11.84	$0.58 to $34.23

	Outstanding as of September 30, 2009			Exercisable as of September 30, 2009
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $2.39	283,154	2.7	$0.74	270,375	2.7	$0.73
$2.40 - $3.99	67,927	2.6	$2.91	54,005	1.8	$2.71
$4.00 - $7.99	526,312	5.4	$4.43	216,362	4.0	$4.25
$8.00-$10.33	201,314	5.8	$9.51	62,325	4.3	$8.49
$10.34 - $14.09	376,724	4.6	$12.51	222,566	3.9	$12.33
$14.10 - 17.99	17,547	4.3	$14.10	11,219	4.2	$14.10
$18.00 - $23.53	495,325	4.4	$18.09	324,927	4.2	$18.06
$23.54	20,245	3.7	$23.54	16,526	3.4	$23.54
$23.55 - $36.00	251,292	4.5	$32.75	142,307	4.0	$32.90
	2,239,840	4.5	$12.18	1,320,612	3.7	$11.84

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

Nine Months Ended
September 30, 2009
Risk-free interest rate	1.88%
Expected term of options, in years	4.6
Expected annual volatility	70%
Expected dividend yield	0%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2009 was $3.30.

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2009 is presented below:

	September 30, 2009
		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at beginning of period	548,511	$10.80
Granted	133,609	$6.16
Vested	(138,324)	$11.45
Cancelled	-	NA
Forfeited	(16,440)	$6.25
Unvested at end of period	527,356	$11.82

9.	Executive Officer Retirement

Mr. Robert M. Chiste retired from the Company as Chairman of the Board of Directors, President and Chief Executive Officer, effective June 19, 2009, and resigned from the Company’s Board, effective June 20, 2009. In connection with his retirement, Mr. Chiste and the Company entered into a retirement agreement dated July 17, 2009, pursuant to which: (i) Mr. Chiste will receive a lump sum of $1,200 payable on December 21, 2009; (ii) all unvested options held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full and remain exercisable for the lesser of their remaining terms or until March 31, 2013; (iii) all restricted stock grants and any other equity-based awards held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full; (iv) Mr. Chiste will receive a retirement benefit of $1,100, payable in monthly installments through May 2016; and (v) Mr. Chiste released the Company from any claims he may have related to his employment or retirement from the Company.  In addition, the Company entered into a consulting agreement pursuant to which Mr. Chiste will receive twelve monthly payments totaling $250 to provide certain consulting and advisory services to the Company.

As a result of the retirement and consulting agreements, the Company recorded an expense of approximately $4,236 in the third quarter, related to the lump sum payment of $1,200, acceleration of the equity awards which resulted in a non-cash stock based compensation charge of $2,786, and the consulting services of $250. The retirement benefit of $1,100 had been previously recorded to the Company’s balance sheet as a liability.

10.	Segment Information

As of September 30, 2009, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and services, such as installation and/or marketing, to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency. The Residential Business segment also provides marketing services on an outsourced basis. The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

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

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities. All inter-operating segment revenues were eliminated in consolidation. Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three and nine months ended September 30, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, the results of operations for the three and nine months ended September 30, 2008 have been reclassified.

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended September 30, 2009
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$6,263	$-	$-	$-	$6,263
Service	2,922	2,285	21,725	-	26,932
Total revenue	9,185	2,285	21,725	-	33,195
Cost of revenue
Product	3,793	-	-	-	3,793
Service	1,713	1,272	16,963	-	19,948
Total cost of revenue	5,506	1,272	16,963	-	23,741
Gross profit	3,679	1,013	4,762	-	9,454
Operating expenses
General and administrative expenses	1,352	2,434	930	7,703	12,419
Marketing and selling expenses	942	1,600	1,178	620	4,340
Research and development expenses	1,158	-	-	-	1,158
Amortization of intangible assets	-	315	233	5	553
Operating income (loss)	227	(3,336)	2,421	(8,328)	(9,016)
Other/interest expense (income), net	(20)	255	(3)	144	376
Income (loss) before income taxes	$247	$(3,591)	$2,424	$(8,472)	$(9,392)

	Three Months Ended September 30, 2008
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services (1)	Business	Business	Costs	Total
Revenue
Product	$4,796	$-	$-	$-	$4,796
Service	1,246	5,577	12,666	-	19,489
Total revenue	6,042	5,577	12,666	-	24,285
Cost of revenue
Product	2,973	-	-	-	2,973
Service	486	3,165	10,409	-	14,060
Total cost of revenue	3,459	3,165	10,409	-	17,033
Gross profit	2,583	2,412	2,257	-	7,252
Operating expenses
General and administrative expenses	1,614	3,788	1,035	3,070	9,507
Marketing and selling expenses	583	2,090	1,075	566	4,314
Research and development expenses	140	-	-	-	140
Amortization of intangible assets	-	279	325	6	610
Impairment charges	-	-	75,432	-	75,432
Operating income (loss)	246	(3,745)	(75,610)	(3,642)	(82,751)
Other/interest expense (income), net	-	189	7	(38)	158
Income (loss) before income taxes	$246	$(3,934)	$(75,617)	$(3,604)	$(82,909)

(1)
In the three months ended September 30, 2008, the Utility Products & Services segment recorded $619 in sales, $431 in cost of sales, and $188 in gross profit from the sale of demand response hardware and software to the Residential Business segment. These amounts were previously presented in an Eliminations column. As of January 1, 2009, the Company no longer recorded intercompany transactions. To conform to the presentation for the three months ended September 30, 2009, these amounts have been included in the Utility Products & Services segment column.

	Nine Months Ended September 30, 2009
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$16,176	$-	$-	$-	$16,176
Service	7,609	9,256	24,999	-	41,864
Total revenue	23,785	9,256	24,999	-	58,040
Cost of revenue
Product	9,879	-	-	-	9,879
Service	3,866	5,605	18,980	-	28,451
Total cost of revenue	13,745	5,605	18,980	-	38,330
Gross profit	10,040	3,651	6,019	-	19,710
Operating expenses
General and administrative expenses	3,798	7,510	2,530	14,571	28,409
Marketing and selling expenses	2,556	4,756	3,054	2,416	12,782
Research and development expenses	3,483	-	-	-	3,483
Amortization of intangible assets	-	944	699	14	1,657
Operating income (loss)	203	(9,559)	(264)	(17,001)	(26,621)
Other/interest expense (income), net	(11)	691	-	260	940
Income (loss) before income taxes	$214	$(10,250)	$(264)	$(17,261)	$(27,561)

	Nine Months Ended September 30, 2008
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services (1)	Business	Business	Costs	Total
Revenue
Product	$12,247	$-	$-	$-	$12,247
Service	3,260	10,680	18,072	-	32,012
Total revenue	15,507	10,680	18,072	-	44,259
Cost of revenue
Product	7,672	-	-	-	7,672
Service	1,205	5,784	14,113	-	21,102
Total cost of revenue	8,877	5,784	14,113	-	28,774
Gross profit	6,630	4,896	3,959	-	15,485
Operating expenses
General and administrative expenses	4,723	9,652	3,133	8,915	26,423
Marketing and selling expenses	1,901	5,067	2,819	2,407	12,194
Research and development expenses	676	-	-	-	676
Amortization of intangible assets	-	838	1,070	14	1,922
Impairment charges	-	-	75,432	-	75,432
Operating loss	(670)	(10,661)	(78,495)	(11,336)	(101,162)
Other/interest expense (income), net	-	586	(11)	(561)	14
Loss before income taxes	$(670)	$(11,247)	$(78,484)	$(10,775)	$(101,176)

 (1)  In the nine months ended September 30, 2008, the Utility Products & Services segment recorded $1,510 in sales, $1,057 in cost of sales, and $453 in gross profit from the sale of demand response hardware and software to the Residential Business segment. These amounts were previously presented in an Eliminations column. As of January 1, 2009, the Company no longer recorded intercompany transactions. To conform to the presentation for the nine months ended September 30, 2009, these amounts have been included in the Utility Products & Services segment column.

11.	Subsequent Events

Subsequent events have been evaluated through the filing date of this Quarterly Report on Form 10-Q for disclosure and recognition.

On November 2, 2009, Comverge, Inc., through its subsidiaries Public Energy Solutions LLC and Public Energy Solutions NY LLC, entered into an amendment with Consolidated Edison Company of New York, Inc. (“Con Edison”) to one of its four demand side management contracts.  The contract, prior to amendment, was aimed at collectively eliminating up to 67 megawatts of base load energy demand in specific network areas of Con Edison’s system.  The amendment synchronizes its required build out schedule with Con Edison’s load forecast and reduces the total expectation for the contract by 21 megawatts.  The amendment allows for annual load reduction targets which better track Con Edison’s load forecast and significantly reduce the potential for payment of liquidated damages.  In addition, the amendment requires Comverge to deliver a payment guarantee to Con Edison for all amounts payable by its subsidiaries as security and liquidated damages under the contract. The amendment reduces the Company’s megawatts of capacity under long-term contracts by 21 and the estimated future revenues from long-term contracts by $21 million over the remaining term of the agreement.  The Company is currently investigating other programs in Con Edison’s footprint, including additional energy efficiency and/or demand response projects, to replace a portion of the reduced megawatt amounts.

On November 6, 2009, the Company’s board of directors approved the acceleration of the vesting of 192,053 “out-of-the-money” time-based stock options with exercise prices equal to or greater than $14.10 for certain of its employees.  This price floor is below the Company’s 52 week trading high.  Restricted stock, stock options with vesting based on performance, and stock options held by executive officers and directors were not accelerated.  As a result of the acceleration, an aggregate of 192,053 unvested stock options with exercise prices ranging from $14.10 to $34.23 became immediately exercisable.  The weighted average exercise price of the options that were accelerated was approximately $23.85.  The accelerated options would have vested from time to time through February 4, 2012.  All other terms and conditions applicable to the accelerated stock option grants, including the exercise price, number of shares, and term, remain unchanged.  A purpose of the acceleration was to enable the Company to avoid recognizing non-cash compensation expense associated with these options in future periods in its consolidated financial statements pursuant to the current accounting guidance for share-based payment, which the Company adopted January 1, 2006.  The incremental noncash stock based compensation expense to be recognized in the fourth quarter of 2009 as a result of the acceleration will be approximately $2.6 million to $2.8 million.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 10, 2009, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q filed in 2009. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 10, 2009 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview
We are a clean energy company providing technologically advanced demand management solutions and load capacity which improve the evolving Smart Grid.  We provide our solutions to electric utilities, grid operators and associated electricity markets.  As an alternative to the traditional method of providing capacity by building a new power plant, we deliver our solutions through demand management products, services and systems that decrease energy consumption.  Our demand management solutions utilize state-of-the-art advancements in hardware, software, and services—the solutions are designed, built and operated for the benefit of our customers, which serve residential, commercial and industrial consumers.  We provide capacity to our customers either through long-term contracts or through open markets where we actively manage electrical demand or by selling demand management solutions to utilities that operate them.  The capacity we deliver is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability.

We provide our clean energy solutions through our three reporting segments: the Residential Business segment, the Commercial & Industrial, or C&I, Business segment and the Utility Products & Services segment.  The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The Residential Business segment also provides marketing services on an outsourced basis.  The C&I Business segment provides demand response and energy management services to utilities and associated electricity markets that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.  The Utility Products & Services segment sells solutions comprising hardware, our Apollo software and services, such as installation, marketing, IT integration and project management, to utilities that elect to own and operate demand management networks for their own benefit.

As of September 30, 2009, we owned or managed 2,857 megawatts, as summarized in the table below.  We include megawatts as owned or managed if there is a contract in place that requires us to either sell capacity to the utility or open market; sell turnkey services or maintenance of a program to a utility; or manage megawatts for a fee.

	As of September 30, 2009
			Commercial
	Utility Products	Residential	& Industrial	Total
	& Services	Business (2)	Business	Comverge
Megawatts owned under long-term capacity contracts (1)	-	649	270	919
Megawatts provided for sale in open market programs	-	40	1,141	1,181
Megawatts provided under turnkey contracts	320	-	-	320
Megawatts managed for a fee on a pay-for-performance basis	-	-	437	437
Total	320	689	1,848	2,857

(1)
Does not include megawatts of contracted capacity for Virtual Peaking Capacity, or VPC, contracts that have not received final regulatory approval. Specifically, the table does not include 117 megawatts of contracted capacity for the C&I VPC contract with a major Virginia-based energy provider, which was executed in July 2009.

(2)	Includes 21 megawatts of contracted capacity from our base load energy efficiency contracts that were reduced due to contract amendment(s) subsequent to the quarter.

As of September 30, 2009, we owned 919 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 805 megawatts and our base load capacity represented contracted capacity of 114 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned
under Long-Term
Capacity Contracts
As of December 31, 2008	701
Expansion of current VPC program	5
Arizona VPC program	125
Maryland VPC programs awarded	48
Southern California VPC program	40
As of September 30, 2009	919

Cumulatively, we have installed capacity of 439 megawatts under our long-term capacity contracts as of September 30, 2009 compared to 319 megawatts as of December 31, 2008, an increase of 120 megawatts. The main components of the change are an increase of 6 megawatts from the base load capacity program during the nine months ended September 30, 2009 and an increase of 114 megawatts installed during the nine months ended September 30, 2009 in our existing VPC programs. The table below presents installed capacity and available capacity as of September 30, 2009 and December 31, 2008, respectively.

(Megawatts)	September 30, 2009	December 31, 2008
Contracted capacity	919	701
Installed capacity (1)	439	319
Available capacity (2)	401	279

(1)
Installed capacity generally refers to the number of devices installed multiplied by the historically highest demonstrated available capacity provided per device for the applicable service territory for residential programs. For commercial and industrial programs, installed capacity generally refers to the megawatts that our end users have committed to shed.

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

Recent Developments

2009 Current Outlook

We use three metrics to measure our Company’s operational progress: (i) megawatts owned under long-term contracts, (ii) megawatts managed under open market programs, and (iii) estimated future revenues from long-term contracts. We believe these metrics are the most important to the growth and long-term success of our Company.

Our 2009 targets for growth in these metrics, and our progress through September 30, 2009, are:

·	Add a net 275 megawatts of capacity under long-term contracts. 218 megawatts of capacity under long-term contracts have been added during the nine months ended September 30, 2009;

·	Add a net 225 megawatts in open market programs. 287 megawatts have been added in current year open market programs during the nine months ended September 30, 2009; and

·
Add a net $150 million increase in the amount of estimated future revenues from long-term contracts. Estimated future revenues from long-term contracts have increased by $169 million in the nine months ended September 30, 2009.

We believe we are the largest demand management service provider servicing all classes of energy consumers: residential, commercial and industrial.  As of the date of this filing, we have 1,015 megawatts under long-term capacity contracts which will contribute to expected contracted future revenues of $527 million. Of these amounts, 117 megawatts of capacity under long-term contracts representing an expected $32 million in contracted future revenues, are still awaiting regulatory approval. Furthermore, we have been awarded 683 megawatts of capacity in the 2012 – 2013 PJM Economic Load Response Program, or ELRP. In the event we receive regulatory approval on these 117 megawatts and we secure enough load to fully meet our obligations under the 2012-2013 PJM ELRP, our total megawatts managed will exceed 3,300.

Director Appointments

On October 26, 2009, our board of directors (the "Board") appointed A. Laurence Jones, Joseph O’Donnell and Scott Ungerer as independent directors.  Mr. Jones was appointed as a Class III director, Mr. O’Donnell a Class II director and Mr. Ungerer a Class I director, and as such, each shall serve until the next election of their respective classes, subject to the election and qualification of a successor or successors, or until his earlier death, resignation or removal. In addition, the Board appointed Mr. Jones to serve on the audit and nominating/corporate governance committees, Mr. O’Donnell to serve on the compensation committee and Mr. Ungerer to serve on the audit committee of the Board, with the Board revisiting the committee memberships periodically.

Contractual Amendment

On November 2, 2009, Comverge, Inc., through its subsidiaries Public Energy Solutions LLC and Public Energy Solutions NY LLC, entered into an amendment with Consolidated Edison Company of New York, Inc. (“Con Edison”) to one of its four demand side management contracts.  The contract, prior to amendment, was aimed at collectively eliminating up to 67 megawatts of base load energy demand in specific network areas of Con Edison’s system.  The amendment synchronizes our required build out schedule with Con Edison’s load forecast and reduces the total expectation for the contract by 21 megawatts.  The amendment allows for annual load reduction targets which better track Con Edison’s load forecast and significantly reduce the potential for payment of liquidated damages.  In addition, the amendment requires Comverge to deliver a payment guarantee to Con Edison for all amounts payable by its subsidiaries as security and liquidated damages under the contract. The amendment reduces the Company’s megawatts of capacity under long-term contracts by 21 and the estimated future revenues from long-term contracts by $21 million over the remaining term of the agreement.  We are currently investigating other programs in Con Edison’s footprint, including additional energy efficiency and/or demand response projects, to replace a portion of the reduced megawatt amounts.

Organizational Changes

Comverge has re-organized and simplified the Company’s internal operating structure in an effort to streamline our business and better serve our customers.  In doing so, we are eliminating the Clean Energy Solutions and Clean Energy Enterprise groups, each with their separate business functions, and have consolidated the Company into four (4) functional organizations centered around how we serve our utility, grid operator and C&I customers: (i) the Development Group, which will be led by our Chief Technology Officer, Arthur Vos and is responsible for all development and engineering of our software and hardware solutions; (ii) the Sales Group, which will be led by our Executive Vice President of Sales & Chief Marketing Officer, Frank Magnotti, and is responsible for all sales, marketing, and regulatory initiatives; (iii) the Delivery Group, which will be led by our Chief Operations Officer, Edward Myszka, and is responsible for the performance and delivery of our solutions to our customer base, including execution, operations, manufacturing and contract fulfillment; and (iv) the Support Group, led by our Interim President, Chief Executive Officer and Chief Financial Officer, Michael Picchi, and our General Counsel, Matthew Smith, which will provide finance, human resources, and legal support to the Company.

Compensation Adjustments

On November 2, 2009, the Compensation Committee of our board of directors approved an incentive equity award under the Company’s Amended & Restated 2006 Long-term Incentive Plan to Michael D. Picchi, Interim President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the Company.  After evaluating Mr. Picchi’s performance, the compensation committee approved a grant of 21,872 shares of restricted stock with a market value of $250,000.  The restricted stock award is scheduled to vest on November 2, 2011 and will automatically vest if Mr. Picchi’s employment with the Company is terminated, unless such termination is for “Cause” as defined in his Employment Agreement.  In addition, the compensation committee approved a $60,000 increase in Mr. Picchi’s annual base salary to $300,000.

Acceleration of Stock Options

On November 6, 2009, our board of directors approved the acceleration of the vesting of 192,053 “out-of-the-money” time-based stock options with exercise prices equal to or greater than $14.10 for certain of our employees.  This price floor is below the Company’s 52 week trading high.  Restricted stock, stock options with vesting based on performance, and stock options held by executive officers and directors were not accelerated.  As a result of the acceleration, an aggregate of 192,053 unvested stock options with exercise prices ranging from $14.10 to $34.23 became immediately exercisable.  The weighted average exercise price of the options that were accelerated was approximately $23.85.  The accelerated options would have vested from time to time through February 4, 2012.  All other terms and conditions applicable to the accelerated stock option grants, including the exercise price, number of shares, and term, remain unchanged.  A purpose of the acceleration was to enable us to avoid recognizing non-cash compensation expense associated with these options in future periods in our consolidated financial statements pursuant to the current accounting guidance for share-based payment, which we adopted January 1, 2006.  The incremental noncash stock based compensation expense to be recognized in the fourth quarter of 2009 as a result of the acceleration will be approximately $2.6 million to $2.8 million.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts, and open market bidding programs. As of September 30, 2009, we estimated that total payments expected to be received through 2024 were approximately $516 million. We have excluded any estimated payments from our contract with a major Virginia-based energy provider, as previously announced, which is awaiting final regulatory approval.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we will receive such payments. However, these assumptions should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—Risk Related to Our Business” as contained in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 10, 2009. The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts are based on the following assumptions:

VPC Contracts:

•
Our existing VPC contracts with regulatory approval as of September 30, 2009 represented contracted capacity of 805 megawatts, an increase of 218 megawatts compared to contracted capacity of 587 megawatts as of December 31, 2008. As of September 30, 2009, we had installed 405 megawatts of capacity. In calculating an estimated $261 million of payments from our VPC contracts as of September 30, 2009, we have assumed that we will complete the build out of our remaining megawatts within the next three years, reaching the full 805 megawatts of potential available capacity under our load management systems. Our expectations regarding the build-out under our VPC contracts are based on our experience to date in building out the load management systems.  Our VPC contract with Nevada Energy for 143 megawatts of contracted capacity is due to expire on January 1, 2010.  While we are working on extending our relationship with Nevada Energy, we will remove the 143 megawatts from our contracted capacity amount in the first quarter of 2010 if we do not enter into a contractual relationship with Nevada Energy relating to those megawatts.

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

•
Payments from long-term contracts include $7.1 million that we expect to recognize as revenue over the next three months, which we include in backlog. Payments from long-term contracts exclude $20.5 million of payments which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next nine months.

Base Load Capacity Contracts:

•
Our existing energy efficiency contracts as of September 30, 2009 represent potential base load contracted capacity of 114 megawatts. In calculating the estimated $81 million in payments from these contracts, we have assumed we will complete full build-out of the entire remaining megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the maximum contractual capacity for the remainder of the contract term.

Subsequent to the end of the third quarter, we entered into certain contractual amendments as discussed in “Recent Developments” which reduced base load contracted capacity by 21 megawatts and reduced expected payments from these contracts by $21 million.  Including this reduction, our estimated total payments expected to be received through 2024 would be approximately $495 million.

Open Market Bidding Programs:

•
As of September 30, 2009, we had up to 683 megawatts bid into various capacity open market bidding programs with PJM Interconnection, LLC. We currently expect to receive approximately $50 million in long term payments through the year 2013. In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial end users that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity with new enrollments.

Turnkey Contracts:

•
$98 million in payments expected to be received over the next five years under contracts with three utility customers to provide products, software, and services, including program management, installation, and/or marketing. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

Other Contracts:

•	An estimated $23 million in payments expected to be received over the next five years pursuant to contracts for our smart grid solutions.

•	$1 million in payments expected to be received over the next three years from our energy management services.

•	$2 million in payments expected to be received through 2010 related to our outsourced marketing programs.

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

Backlog

Our backlog represents our estimate of revenues from firm commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Material delays, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of September 30, 2009, we had contractual backlog of $80 million through September 30, 2010.

Results of Operations

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Revenue

The following table summarizes our revenues for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Segment Revenue:
Utility Products & Services (1)	$9,185	$6,042	52%	$23,785	$15,507	53%
Residential Business	2,285	5,577	(59)%	9,256	10,680	(13)%
Commercial &Industrial Business (1)	21,725	12,666	72%	24,999	18,072	38%
Total	$33,195	$24,285	37%	$58,040	$44,259	31%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three and nine months ended September 30, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, revenue of $0.3 million and $0.7 million, respectively, related to these services for the three and nine months ended September 30, 2008 has been reclassified.

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $9.2 million for the three months ended September 30, 2009 compared to $6.0 million for the three months ended September 30, 2008, an increase of $3.2 million or 52%. The increase in revenue is due to an increase of $1.5 million in product sales, primarily attributable to a $1.1 million increase in digital control unit revenue and a $0.7 million increase in Superstat ® revenue partially offset by a $0.3 million decrease in other product sales. In addition, the increase in revenue is due to an increase of $1.7 million from services performed in the operation of our turnkey programs.

Our Utility Products & Services segment had revenue of $23.8 million for the nine months ended September 30, 2009 compared to $15.5 million for the nine months ended September 30, 2008, an increase of $8.3 million or 53%. The increase in revenue is due to an increase of $3.9 million in product sales, primarily attributable to a $2.5 million increase in digital control unit revenue and a $1.7 million increase in Superstat revenue partially offset by a $0.3 million decrease in other product sales. In addition, the increase in revenue is due to an increase of $4.4 million from services performed in the operation of our turnkey programs.

Residential Business Revenue

Our Residential Business segment had revenue of $2.3 million for the three months ended September 30, 2009 compared to $5.6 million for the three months ended September 30, 2008, a decrease of $3.3 million or 59%. We recognized $1.7 million of revenue from our base load efficiency programs and $0.6 million from our outsourced marketing and energy management services during the three months ended September 30, 2009. We recognized $4.7 million of revenue from our base load efficiency programs and $0.9 million from our outsourced marketing and energy management services during the three months ended September 30, 2008.

Our Residential Business segment had revenue of $9.3 million for the nine months ended September 30, 2009 compared to $10.7 million for the nine months ended September 30, 2008, a decrease of $1.4 million or 13%. We recognized $6.8 million of revenue from our base load efficiency programs, $0.7 million from our VPC programs, and $1.8 million from our outsourced marketing and energy management services during the nine months ended September 30, 2009. We recognized $8.1 million of revenue from our base load efficiency programs, $0.3 million from our VPC programs, and $2.3 million from our outsourced marketing and energy management services during the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, we recognized $0.9 million from deferred revenue as a one-time revenue benefit in our base load energy efficiency programs due to a contractual amendment.   No such one-time benefit was recognized during the nine months ended September 30, 2009.  As such, $6.8 million and $7.2 million in revenue from our base load energy efficiency programs was attributable to operations of those programs during the nine months ended September 30, 2009 and 2008, respectively.  The decrease in revenue from operations of our base load efficiency programs in both the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 is mainly due to a decrease in build-out during both periods in 2009 compared to the respective periods in 2008.

During the nine months ended September 30, 2009 and 2008, we recognized $0.7 million and $0.3 million, respectively, of VPC revenue related to prior year VPC programs. Such revenue became fixed and determinable during the first nine months of the year as a result of final settlement of the prior contract year.

We defer revenues and direct costs under our current year VPC programs until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Deferred revenue and deferred costs related to VPC contracts are presented below (dollars in thousands):

	As of
	September 30,	December 31,	Percent	September 30,	December 31,	Percent
	2009	2008	Change	2008	2007	Change
VPC Contract Related:
Deferred Revenue	$24,953	$4,271	484%	$17,681	$2,433	627%
Deferred Costs	11,843	791	1397%	4,323	640	575%

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment had revenue of $21.7 million for the three months ended September 30, 2009 compared to $12.7 million for the three months ended September 30, 2008, an increase of $9.0 million or 72%. The Commercial & Industrial Business segment had revenue of $21.0 million and $11.6 million in demand response services for the three months ended September 30, 2009 and 2008, respectively. The increase of $9.4 million in demand response revenue is due to the increase in megawatts included in open market programs, specifically the PJM capacity program, as compared to the prior period.  For the three months ended September 30, 2009 and 2008, the Commercial & Industrial Business segment had revenue of $0.7 million and $1.1 million, respectively, from energy management services.

Our Commercial & Industrial Business segment had revenue of $25.0 million for the nine months ended September 30, 2009 compared to $18.1 million for the nine months ended September 30, 2008, an increase of $6.9 million or 38%. The Commercial & Industrial Business segment had revenue of $22.9 million and $14.1 million in demand response services for the nine months ended September 30, 2009 and 2008, respectively. The increase of $8.8 million in demand response revenue is due to the increase in megawatts included in open market programs, specifically the PJM capacity program, as compared to the prior period.  For the nine months ended September 30, 2009 and 2008, the Commercial & Industrial Business segment had revenue of $2.1 million and $4.0 million from energy management services.  The decrease in energy management revenue is due to the decline in our engineering projects resulting from the general economic downturn during the three and nine months ended September 30, 2009.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services (1)	$3,679	40%	$2,583	43%	$10,040	42%	$6,630	43%
Residential Business	1,013	44%	2,412	43%	3,651	39%	4,896	46%
Commercial & Industrial Business (1)	4,762	22%	2,257	18%	6,019	24%	3,959	22%
Total	$9,454	28%	$7,252	30%	$19,710	34%	$15,485	35%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the three and nine months ended September 30, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, gross profit of $0.2 million and $0.5 million related to these services for the three and nine months ended September 30, 2008, respectively, has been reclassified.

Utility Products & Services Gross Profit and Gross Margin

Gross profit from our Utility Products & Services segment was $3.7 million for the three months ended September 30, 2009 compared to $2.6 million for the three months ended September 30, 2008, an increase of $1.1 million or 42%. The increase in gross profit is due to an increase in units sold as well as the gross profit contributed from the operation of our turnkey programs. During the three months ended September 30, 2009, we shipped approximately 59,000 digital control units and Superstats compared to 33,000 digital control units and Superstats during the three months ended September 30, 2008. Gross margin decreased 3 percentage points to 40% for the three months ended September 30, 2009 from 43% for the three months ended September 30, 2008.  Product sales contributed a consistent gross margin for both periods ended September 30, 2009 and 2008 of approximately 40%.  Service sales contributed to the slight decrease in gross margin for the segment due to the gross margin contributed during the three months ended September 30, 2009 from our turnkey programs.

Gross profit from our Utility Products & Services segment was $10.0 million for the nine months ended September 30, 2009 compared to $6.6 million for the nine months ended September 30, 2008, an increase of $3.4 million or 51%. The increase in gross profit is due to an increase in units sold as well as the gross profit contributed from the operation of our turnkey programs. During the nine months ended September 30, 2009, we shipped approximately 150,000 digital control units and Superstats compared to 96,000 digital control units and Superstats during the nine months ended September 30, 2008. Gross margin remained consistent at 42% for the nine months ended September 30, 2009 compared to 43% for the nine months ended September 30, 2008.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $1.0 million for the three months ended September 30, 2009 compared to $2.4 million for the three months ended September 30, 2008, a decrease of $1.4 million or 58%. Gross profit from our base load efficiency programs contributed $0.6 million and our outsourced marketing and energy management services contributed the remaining $0.4 million in gross profit during the three months ended September 30, 2009. Gross profit included $1.8 million from our base load efficiency programs and $0.6 million from our outsourced marketing and energy management services during the three months ended September 30, 2008. Gross margin for the three months ended September 30, 2009 was 44% compared to a gross margin of 43% for the three months ended September 30, 2008, an increase of 1 percentage point.

Gross profit for our Residential Business segment was $3.7 million for the nine months ended September 30, 2009 compared to $4.9 million for the nine months ended September 30, 2008, a decrease of $1.2 million or 25%. Gross profit included $2.1 million from our base load efficiency programs and $0.5 million from our VPC programs with the remaining $1.1 million gross profit from our outsourced marketing and energy management services during the nine months ended September 30, 2009. Gross profit included $3.6 million from our base load efficiency programs, $0.3 million from our VPC programs with the remaining $1.0 million gross profit from our outsourced marketing and energy management services during the nine months ended September 30, 2008. Gross margin for the nine months ended September 30, 2009 was 39% compared to a gross margin of 46% for the nine months ended September 30, 2008, a decrease of 7 percentage points. During the first nine months of 2008, we recognized $0.9 million as a one-time revenue benefit at 100% gross margin in our base load energy efficiency programs due to a contractual amendment. No such one-time benefit was recognized during the first nine months of 2009.  When normalized for the one-time benefit, gross margin for the segment remained relatively consistent at 39% and 41% for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009, deferred VPC costs of revenue of $11.8 million in relation to deferred VPC revenue of $25.0 million would imply a potential gross margin of 53% on VPC deferred revenue. We expect that our gross margin on VPC revenue for the year ending December 31, 2009 will be significantly less than the 2008 result of 71% due to our largest VPC contract expiring at the end of 2009. All capital deployed in 2009 under that one VPC contract will be fully expensed in 2009 resulting in a lower gross margin for that VPC contract and the Residential Business segment as a whole. As a result of approximately $13 million of depreciation expense expected to be recognized in cost of revenue during the fourth quarter of 2009, the impact is expected to result in a decrease of approximately 20 percentage points in gross margin for the Residential Business segment as compared to prior year results.

Commercial & Industrial Business Gross Profit and Gross Margin

During the three months ended September 30, 2009 and 2008, our Commercial & Industrial Business segment’s gross profit was $4.8 million and $2.3 million, respectively, an increase of $2.5 million or 111%. Demand response services contributed $4.4 million and $2.0 million in gross profit for the three months ended September 30, 2009 and 2008, respectively. Energy management services contributed $0.4 million and $0.3 million in gross profit for the three months ended September 30, 2009 and 2008, respectively. Gross margin for the three months ended September 30, 2009 was 22% compared to gross margin of 18% for the three months ended September 30, 2008, due to the higher margins realized in the PJM capacity demand response program.

During the nine months ended September 30, 2009 and 2008, our Commercial & Industrial Business segment’s gross profit was $6.0 million and $4.0 million, respectively, an increase of $2.0 million or 50%. Demand response services contributed $4.9 million and $2.6 million in gross profit for the nine months ended September 30, 2009 and 2008, respectively. Energy management services contributed $1.1 million and $1.4 million in gross profit for the nine months ended September 30, 2009 and 2008, respectively. Gross margin for the nine months ended September 30, 2009 was 24% compared to gross margin of 22% for the nine months ended September 30, 2008, due to the higher margins realized in the PJM capacity demand response program.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2009	2008	Change	2009	2008	Change
Operating Expenses:
General and administrative expenses	$12,419	$9,507	31%	$28,409	$26,423	8%
Marketing and selling expenses	4,340	4,314	1%	12,782	12,194	5%
Research and development expenses	1,158	140	727%	3,483	676	415%
Amortization of intangible assets	553	610	(9)%	1,657	1,922	(14)%
Impairment charges	-	75,432	*	-	75,432	*
Total	$18,470	$90,003	(79)%	$46,331	$116,647	(60)%

* - Not meaningful.

As of September 30, 2009, we had 450 employees. As of September 30, 2008, we had 355 employees.

General and Administrative Expenses

General and administrative expenses were $12.4 million for the three months ended September 30, 2009 compared to $9.5 million for the three months ended September 30, 2008, an increase of $2.9 million or 31%. During the three months ended September 30, 2009, we recorded $2.8 million in stock based compensation related to acceleration of equity awards and $1.5 million in retirement and consulting payments pursuant to the retirement agreement of Mr. Robert M. Chiste, our former Chairman of the Board of Directors, President and Chief Executive Officer.  The increase in expense of $4.3 million related to Mr. Chiste’s departure was partially offset by a decrease in stock based compensation, excluding the acceleration of Mr. Chiste’s equity awards, of $0.5 million, a decrease of $0.6 million in compensation and benefits due to the re-deployment of certain employee headcount to research and development activities, and a decrease of $0.3 million in other cost reductions made company-wide.

General and administrative expenses were $28.4 million for the nine months ended September 30, 2009 compared to $26.4 million for the nine months ended September 30, 2008, an increase of $2.0 million or 8%.  During the nine months ended September 30, 2009, we recorded $4.3 million in general and administrative expenses related to Mr. Chiste’s departure as discussed above.  The $4.3 million in increased expense was partially offset by $2.3 million decrease in compensation and benefits due to the re-deployment of certain employee headcount to research and development activities.

Marketing and Selling Expenses

Marketing and selling expenses remained consistent at $4.3 million for the both three months ended September 30, 2009 and 2008.  Within marketing and selling expenses, there was a $0.5 million increase in commission expense offset by a $0.2 million decrease in marketing and advertising and a $0.2 million decrease in consulting expense, and a $0.1 million decrease in other marketing and selling expenses, such as travel and entertainment, during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Marketing and selling expenses were $12.8 million for the nine months ended September 30, 2009 compared to $12.2 million for the nine months ended September 30, 2008, an increase of $0.6 million or 5%. The increase in marketing and selling expenses was comprised of a $1.2 million increase in commission expense and a $0.5 million increase in marketing and advertising partially offset by a $0.9 million decrease in consulting expense and a $0.2 million decrease in travel and entertainment expense.

Although the majority of VPC revenue for the contract year was deferred during the three and nine months ended September 30, 2009, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $1.2 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $0.2 million. VPC customer acquisition costs were $3.7 million and $3.3 million for the nine months ended September 30, 2009 and 2008, respectively, an increase of $0.4 million.

As a result of a recent review of our sales and marketing efforts, we plan to make changes to our sales and marketing structure, including growing our staff with solutions experienced sales professionals, over the next twelve months which could result in additional expenses of approximately $1 million.  While we intend to implement these changes in a manner designed to minimize disruption to our sales and marketing efforts, we cannot guarantee that these changes will not result in short-term challenges.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $1.2 million for the three months ended September 30, 2009 and $0.1 million for the three months ended September 30, 2008, an increase of $1.1 million or 727%. Research and development expenses were $3.5 million for the nine months ended September 30, 2009 and $0.7 million for the nine months ended September 30, 2008, an increase of $2.8 million or 415%. The increase in research and development expenses is mainly due to an increase and re-deployment in headcount and an increase in contractors to develop new AMI-enabled hardware products and our Apollo® software development.

Amortization of Intangible Assets

Amortization of intangible assets was $0.6 million for both three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. For both periods, amortization of intangible assets remained materially consistent due to the decrease in finite-lived intangible assets as a result of our impairment assessment during 2008 partially offset with the purchase of $1.1 million of intangible assets, primarily licensed technology, during the nine months ended September 30, 2009.

In addition to the amortization presented in operating expenses, we also recorded $0.2 million and $0.4 million in amortization expense for the three and nine months ended September 30, 2009, respectively, in our cost of revenue. We had no such expense presented in cost of revenue during the three and nine months ended September 30, 2008.

Impairment Charges

In the Commercial & Industrial Business segment, a rule change for economic demand response programs in the PJM market during the third quarter of 2008 caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, we determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the Commercial & Industrial Business segment of $67.7 million to reflect the carrying value in excess of the fair value.

As a part of the reorganization announced on September 12, 2008, we made the decision to no longer use the Enerwise trade name. Accordingly, we recorded a $2.8 million non-cash impairment charge related to the Enerwise trade name.

Contemporaneous with the our interim goodwill impairment test, we also performed an analysis of the potential impairment and reassessed other identified intangible assets within the Commercial & Industrial Business segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value to the calculated fair value.

Total noncash impairment charges for the three and nine months ended September 30, 2008 were $75.4 million. For the three and nine months ended September 30, 2008, the impairment charge, net of tax benefit, per share, was $3.49 and $3.52, respectively.

 Interest and Other Expense, Net

We recorded net interest and other expense of $0.4 million for the three months ended September 30, 2009 compared to net interest and other expense of $0.2 million for the three months ended September 30, 2008. We recorded net interest and other expense of $0.9 million for the nine months ended September 30, 2009 compared to net interest and other expense of $14,000 for the nine months ended September 30, 2008. The increase in net interest and other expense during each period was mainly a result of less investment income and increased interest expense as a result of our outstanding debt facilities.

Income Taxes

A provision of $0.1 million was recorded for the three months ended September 30, 2009 and a provision of $0.2 million was recorded for the nine months ended September 30, 2009 related to a deferred tax liability.

A tax benefit of $1.1 million and $1.0 million was recorded during the three and nine months ended September 30, 2008. As a result of the $2.8 million trade name intangible asset impairment, the related deferred tax liability of $1.0 million was removed from the Company’s condensed consolidated balance sheet as of September 30, 2008, and is reflected as a tax benefit in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of September 30, 2009 and 2008.

Liquidity and Capital Resources

Our total revenues grew from $33.9 million for the year ended December 31, 2006 to $77.2 million for the year ended December 31, 2008. While our revenues have grown, we have incurred net losses since our inception and had an accumulated deficit of $180.7 million as of September 30, 2009. Our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses related to capital expenditures for equipment required to support our VPC programs as well as noncash impairment charges on goodwill and certain intangible assets. We plan to continue the expansion and development of our demand response and energy efficiency programs to grow our revenues and customer base, which will include increased marketing and operating expenses.

In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The agreement provides a $10 million revolver for borrowings to fund working capital and other corporate purposes and a $15 million term loan used to repay maturing convertible notes during the first half of 2009. We also have a $40 million credit agreement with General Electric Capital Corporation, or GECC, used to fund 90% of capital expenditures under our VPC contracts. The drawdown period for the GECC facility ends on January 18, 2010.  Total debt outstanding as of September 30, 2009 was $36.7 million, consisting of $13.5 million under our security and loan agreement and $23.2 million under our credit agreement. Management believes that available cash and cash equivalents, marketable securities and borrowings available under our loan facilities will be sufficient to meet our capital needs for at least the next 12 months.

The following table summarizes our cash flows for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended
	September 30,

	2009	2008
Operating activities	$6,622	$(10,619)
Investing activities	(12,077)	(5,779)
Financing activities	8,683	5,298
Net change in cash and cash equivalents	$3,228	$(11,100)

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities of $6.6 million for the nine months ended September 30, 2009 included the effects of:

·	a net loss of $27.7 million;

·	stock-based compensation expense of $6.8 million;

·	an increase of $6.2 million in accounts receivable due primarily to the timing of cash receipts from our utility customers;

·
an increase of $20.9 million in deferred revenue and $10.6 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

·	an increase in accounts payable, accrued expenses, and other liabilities of $11.0 million due to the timing of payments to our vendors.

Cash used in operating activities of $10.6 million for the nine months ended September 30, 2008 included the effects of:

·	a net loss of $100.2 million;

·	stock-based compensation expense of $5.4 million;

·	an increase of $12.1 million in accounts receivable due primarily to the build-out of VPC programs and timing of cash receipts from customers;

·
an increase of $15.6 million in deferred revenue and $4.2 million in deferred costs due primarily to our revenue recognition model for our VPC contracts (i.e. we defer until such time as revenue is fixed and determinable, generally the fourth quarter); and

·	a decrease in accounts payable, accrued expenses, and other liabilities of $6.3 million due to the timing of payments to our vendors.

Cash Flows Used In Investing Activities

Cash used in investing activities was $12.1 million and $5.8 million for the nine months ended September 30, 2009 and 2008, respectively. Cash flows used in investing activities consisted of the following:

·	capital expenditures of $13.0 million and $9.2 million for the nine months ended September 30, 2009 and 2008, respectively;

·	purchases of marketable securities of $24.8 million and $31.6 million for the nine months ended September 30, 2009 and 2008, respectively;

·	maturities of marketable securities of $25.8 million and $35.8 million for the nine months ended September 30, 2009 and 2008, respectively; and

·	an increase of $0.7 million in restricted cash during the nine months ended September 30, 2008 due to additional financial assurance requirements by certain of our utility customers.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $8.7 million and $5.3 million for the nine months ended September 30, 2009 and 2008, respectively, consisting mainly of net borrowings under our debt facilities.

Indebtedness

As of September 30, 2009, $4.0 million of our outstanding debt was due within the next twelve months.  Of the amount, $3.0 million relates to the loan facility with Silicon Valley Bank and $1.0 million relates to the credit agreement with GECC. As of September 30, 2009, we were in compliance with our financial and restrictive debt covenants for these outstanding debt facilities.

Letters of Credit

Our facility with Silicon Valley Bank and our credit agreement with GECC provide for the issuance of up to $13.0 million of letters of credit. As of September 30, 2009, we had $6.2 million face value of irrevocable letters of credit outstanding from one of these facilities. In addition, we had $1.9 million of letters of credit outstanding that were cash collateralized as of September 30, 2009. In July 2009, we issued a $4 million of letter of credit under the facility with Silicon Valley Bank pursuant to the requirements under one of our VPC contracts. The amount required increases to $9 million in future years of the contract. Our inability to obtain adequate bonding or letters of credit and to bid or enter into significant long-term agreements could have a material adverse effect on our future revenue and business prospects.

Capital Spending

As of September 30, 2009, our VPC programs had installed capacity of 405 megawatts. Our existing VPC contracts as of September 30, 2009 provided for a potential contracted capacity of 805 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $10 million in capital expenditures over the next three years to build out the remaining megawatts under our existing residential VPC programs as of September 30, 2009, of which $2 million is anticipated to be incurred through December 31, 2009. If we are successful in being awarded additional residential VPC contracts, we would incur additional capital expenditures to build out these new residential VPC programs.

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

We define Adjusted EBITDA as EBITDA before stock-based compensation expense. Management does not believe that stock-based compensation is indicative of our core operating performance because stock-based compensation is the result of stock-based incentive awards which require a noncash expense to be recorded in the financial statements. Management believes the impairment charge related to the Enerwise reporting unit not to be indicative of our core operating performance.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for the three and nine months indicated is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(9,444)	$(81,769)	$(27,720)	$(100,206)
Depreciation and amortization	1,022	899	2,899	2,586
Interest expense (income), net	459	171	1,007	(30)
Provision (benefit) for income taxes	52	(1,140)	159	(970)
EBITDA	(7,911)	(81,839)	(23,655)	(98,620)
Non-cash stock compensation expense	3,986	1,664	6,803	5,416
Non-cash impairment charge	-	75,432	-	75,432
Adjusted EBITDA	$(3,925)	$(4,743)	$(16,852)	$(17,772)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

For a complete discussion of our critical accounting policies, refer to Note 2 in the consolidated financial statements and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 10, 2009.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2008. We believe that there have been no significant changes from December 31, 2008 during the quarter ended September 30, 2009.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue in accordance with SFAS No. 5, Accounting for Contingencies, and related pronouncements. In accordance with SFAS No. 5, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of September 30, 2009, there were no material contingencies requiring accrual or disclosure.

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

Our net loss for the current fiscal year through September 30, 2009 was $27.7 million, and our annual net loss in 2008, 2007 and 2006 was $94.1 million, $6.6 million and $6.2 million, respectively.   Our accumulated deficit from inception through September 30, 2009, was $180.7 million.  Initially, our net losses were driven principally by start-up costs and the costs of developing our technology.  More recently, our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses relating to capital expenditures for equipment required to support our capacity programs as well as non-cash impairment charges.  To grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our capacity programs, which will include increased marketing and operating expenses, in addition to growing our turnkey business.  In the short-term, our success in operating our capacity contracts will have a negative effect on earnings because of the consumer acquisition costs we incur during the installation phase of the contract.  These increased costs may cause us to incur net losses in the foreseeable future, and there can be no assurance that we will be able to grow our revenues and expand our client base to become profitable.  Furthermore, these expenses are not the only factors that may contribute to our net losses.  For example, interest expense on our currently outstanding debt and any debt we incur in the future will contribute to our net losses.  As a result, even if we significantly reduce our marketing or operating expenses, we may continue to incur net losses in the future.

 We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of long-term agreements.  Our estimated payments from these long-term contracts are based on a number of assumptions.  The expectations regarding our Utility Products & Services segment’s annual and multi-year contracts include assumptions relating to purchase orders received, contractual minimum order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases.  We also assume that we will be able to meet our obligations under these contracts on a timely basis.  The expectations regarding the build-out of our capacity contracts are based on our experience to date in building out the load management systems.  Our estimated payments from long-term contracts as of September 30, 2009 assume that we will build out the approximately 480 megawatts remaining under our VPC and base load capacity contracts within the next three years.  If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts.  Additionally, if a VPC contract gives us the option to increase or decrease our contractual capacity at various times during the agreement, we are currently operating under the assumption that we will increase the contracted capacity when available under the contract in the later years of that contract.  We assume that we will operate our capacity contracts at their maximum contractual capacity for the remainder of the term once full build-out is completed and that the payments resulting from our measurement and verification tests performed each contract year, as discussed below, will remain constant based on our current performance.  While we paid $0.4 million in liquidated damages during 2008, we have assumed that we will not be required to pay any penalties under these contracts going forward, whether for liquidated damages or otherwise, that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average.  Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, cancelled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts.  A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments.

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of September 30, 2009, we had contractual backlog of $80 million through September 30, 2010.

 We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share, revenues~~,~~ and profit.

We face strong competition from traditional clean energy providers, both larger and smaller than us, from advanced metering infrastructure equipment and from energy service providers.  In addition, we may face competition from large internet and/or software based companies.  Advanced metering infrastructure systems generally include advanced meter reading with a demand response component, including a communications infrastructure.  Energy service providers typically provide expertise to utilities and end-use consumers relating to energy audits, demand reduction or energy efficiency measures.  We also compete against traditional supply-side resources such as natural gas-fired power plants and independent power producers.  In addition, some providers of advanced meter reading products may add demand response products or energy services to their existing business, and other such providers may elect to add similar offerings in the future.  Further, energy service providers may add their own demand response solutions, which could decrease our base of potential customers and could decrease our revenues and profitability.

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

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers.  Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures.  While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years.  If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty.  In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life.  If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay a penalty.  As of September 30, 2009, we have accrued potential liquidated damages for capacity fulfillment delays related to certain 2009 contractual milestones.  Due to our participating customers’ limited capital spending, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner stemming from the general economic downturn in the New York City metro area.  As a result of negotiations, Consolidated Edison Company of New York, Inc. agreed to amend one of our existing contracts to reduce certain megawatt amounts and eliminate certain penalty provisions.  With the November 2, 2009 amendment to the base load capacity contracts, we believe that we have limited the potential for large liquidated damages in the future, but further liquidating damages may also occur in future periods, resulting in penalties of up to $0.3 million per megawatt if certain megawatt goals are not obtained in 2010, 2011, and 2012.

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

Any refund payments that we may be required to make (1) as a result of a subsequent inspection or failure to meet initial minimum capacity under our base load contracts, (2) to the power pool under our auction contracts, or (3) pursuant to a true-up settlement determination under our VPC contracts could be substantial and could adversely affect our liquidity and our results of operations. In addition, because measurement and verification test results for each VPC contract establishes estimated capacity on which proxy payments will be made for the following contract year, a downward adjustment in estimated capacity for a particular VPC contract would decrease the dollar amount of proxy payments for the following contract year and could significantly decrease our estimated backlog and estimated payments from long-term contracts. In addition, such adjustment could result in significant year-to-year variations in our quarterly and annual revenues.

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

In the past, we have not met all of our product development and commercialization milestones.  For example, we were behind schedule in developing a next-generation demand response product for a major customer.  This delay has resulted in a deferral of sales and gross profit associated with contracted delivery schedules for our products and is a source of customer dissatisfaction.  In addition, we are behind schedule in developing a next-generation load management software product, SuperStat®, resulting in a delay in the planned commercialization of this product.

We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers.  In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development.  Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines.  In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire.  As an example, we are required to develop certain new products with certain milestones for our PHI agreement, announced on January 23, 2009.  In addition, we are developing and enhancing our new software platform, Apollo TM.  Delays in either development schedule could negatively affect our business.  We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in cancelled orders, deferred or lost revenues and/or margin compression and our inability to successfully compete in new markets.

 We depend on the electric utility industry and associated power pool markets for revenues, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric utility capital spending or the power pool markets, and other factors affecting the electric utility industry.

We derive substantially all of our revenues from the sale of solutions, products and services, directly or indirectly, to the electric utility industry and power pool markets.  In relation to our electric utility customers, purchases of our solutions, products or services by electric utilities may be deferred or cancelled as a result of many factors, including consolidation among electric utilities, changing governmental or grid operator regulations, weather conditions, rising interest rates, reduced electric utility capital spending and general economic downturns.  In addition, a significant amount of revenues is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts.  These revenues are particularly susceptible to variability based on changes in the spending patterns of our utility customers.

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

A significant number of our products use radio spectrum, which is subject to regulation in the United States by the Federal Communications Commission.  Licenses for radio frequencies must be obtained and periodically renewed.  Licenses granted to us or our customers may not be renewed on acceptable terms, if at all.  The Federal Communications Commission may adopt changes to the rules for our licensed and unlicensed frequency bands that are incompatible with our business.  These changes in frequency allocation may result in the termination of demand response programs by our utility customers or the replacement of our systems with ones owned by our competitors.  This would erode our competitive advantage with respect to those utility customers and would force us to compete with other providers for their business.  In addition, paging providers may discontinue providing paging services, which may result in no coverage or an increase in our cost in seeking alternative providers.

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

Our success depends on our ability to provide quality products and reliable services in a timely manner, which in part depends on the proper functioning of facilities and equipment owned and operated by third parties upon which we depend.  For example, our reliance on third parties includes:

•	outsourcing cellular and paging wireless communications that are used to execute instructions to our (1) devices under our VPC programs and (2) clients in power pools;

•	utilizing components that they manufacture in our products;

•	utilizing products that they manufacture for our various capacity programs or power pool program;

•	outsourcing certain installation, maintenance, data collection and call center operations to third-party providers; and

•	buying capacity from third parties who have contracted with electricity consumers to participate in our VPC programs.

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers.  In addition, our brand, reputation and growth could be negatively impacted.  For example, we recently experienced product issues relating to the functionality of certain features in our thermostat and in three separate circumstances prior to 2006, battery failures, microprocessor failures and cracks in plastic enclosures in certain of our Utility Product & Services segment’s products resulted in significant product recalls.  The costs of remedying these component failures were only partially refundable by third-party suppliers.  In each case, we believe that the recalls resulted in reduced customer satisfaction.  Furthermore, we are wholly dependent upon third parties for the manufacture and delivery of our products.  In the event of a significant interruption in the manufacturing or delivery of our products by these vendors, considerable time, effort and expense could be required to establish alternate production lines at other facilities and our operations could be materially disrupted, which would cause us to not meet production deadlines and lose customers.  In addition, we often are required to install such products, using Comverge employees or third party installers.  To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction.

 The expiration of our capacity contracts without obtaining a renewal or replacement capacity contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so. For example, our capacity contract with Nevada Energy will expire after December 31, 2009.  Nevada Energy accounted for 12% of our total revenue in 2008. While we are working to structure a contract with Nevada Energy to address the system in place, we do not know if we will be able to come to terms with Nevada Energy and do not know what the contract would encompass.

 If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, that could reasonably result in a material misstatement of our annual or interim financial statements if not prevented or detected.    As part of our business strategy, we may pursue the acquisition of complementary businesses.  To the extent we acquire a new business, we must integrate the accounting system for the business with our own, and we may experience challenges in our internal control over financial reporting as a result.  Any such difficulty we encounter could increase the risk of a material weakness.  The existence of one or more material weaknesses in any period would preclude a conclusion that we maintain effective internal control over financial reporting.  Such conclusion would be required to be disclosed in our future Annual Reports on Form 10-K and may impact the accuracy and timing of our financial reporting.

 Our revenue growth in 2008 was negatively affected by PJM Interconnection LLC’s economic rule change.  If additional rule changes are made by PJM in the future, or if other major grid operators make similar rule changes, our revenues may continue to be adversely affected.

During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market.  The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers.  Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs.  We rely on our demand response programs to generate revenue and, although we are not aware of any plans for further material rule changes in 2009, we cannot guarantee that PJM or any other major grid operator will not reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business.

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

The growth of our business will depend on significant amounts of capital for marketing and product development of our capacity programs and smart grid products.  In addition, we will consider both international expansion and strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology.  We may not be able to obtain additional capital on acceptable terms or at all.  Because of our losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets.  Moreover, our loan and security agreement and our credit agreement contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital.  The draw-down period for our General Electric Capital Corporation credit agreement ends on January 18, 2010.  After such time, if we are not able to amend or extend the agreement, we will need to fund our capital expenditures using other resources.  Any future credit facilities would likely contain similar restrictions.  There can be no assurance that we will be able to obtain such financing and a failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

 Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We are occasionally required to provide bid bonds or performance bonds to secure our performance under customer contracts. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. Our ability to obtain letters of credit under our credit agreement with General Electric Capital Corporation and our loan and security agreement with Silicon Valley Bank is limited to $13.0 million in the aggregate. As of September 30, 2009, we had $6.2 million of letters of credit outstanding from these facilities. If we enter into significant long-term agreements that require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

 Any internal or external security breaches involving our products could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and cause us to lose customers.

Our customers use our products to compile and analyze sensitive and confidential information.  The occurrence or perception of security breaches in our products or services could harm our reputation, financial condition and results of operations.  In addition, we may come into contact with sensitive consumer information or data when we perform operational, support or maintenance functions for our utility customers.  A failure to handle this information properly, or a compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties.  In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.  This risk is enhanced through the distribution of our new Apollo software system and integration work with the utilities back office, as we anticipate our system and solutions will be utilized on a larger scale.

 If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals.  Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including Michael D. Picchi, our Interim President and Chief Executive Officer, Executive Vice President and Chief Financial Officer; Frank A. Magnotti, Executive Vice-President, Chief Marketing Officer; Edward J. Myszka, Executive Vice-President and Chief Operating Officer,; Arthur Vos IV, Executive Vice-President and Chief Technology Officer; and Matt Smith, Executive Vice- President, General Counsel and Secretary.  We do not maintain key-person insurance on any of these individuals.  Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.  In addition, we are highly dependent on the services of Mr. Picchi, who currently serves as both our Chief Executive Officer and Chief Financial Officer while we continue our search for a replacement President and Chief Executive Officer.  If we were to lose the services of Mr. Picchi, whether through termination, attrition, incapacitation or otherwise, such loss could have a material adverse impact on our business.

 The reorganization of our business may cause disruptions in our operations, customer relationships, employee turnover, or other business failure.

We are implementing organizational changes as part of our strategic initiatives to better and more efficiently manage our business.  In doing so, we are eliminating the Clean Energy Solutions and Clean Energy Enterprise internal Groups and have consolidated business functionality into four (4) groups: the Development Group, the Sales Group, the Delivery Group, and the Support Group. The reorganization may create initial or permanent disruption in our business, including failed operations within our demand response systems and IT departments.  Implementing these organizational changes requires significant time and resource commitments from our senior management.  In the event that we are unable to effectively implement these organizational changes, we are unable to recruit, maintain the caliber of, or retain key employees as a result of these initiatives or these initiatives do not yield the anticipated benefits, our business may be adversely affected.

 If we are unable to protect our intellectual property, our business and results of operations could be negatively affected.

Our ability to compete effectively depends in part upon the maintenance and protection of the intellectual property related to our capacity programs and the solutions, hardware, firmware and software that we have acquired or developed internally.  Patent protection is unavailable for certain aspects of the technology that is important to our business.  In addition, one or more of our pending patent applications may not be issued.  To date, we have attempted to rely on copyright, trademark and trade secrecy laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our rights to this technology.  However, we have not obtained confidentiality agreements from all of our customers and vendors, some of our licensing or confidentiality agreements are not in writing, and some customers are subject to laws and regulations that require them to disclose information that we would otherwise seek to keep confidential.  Policing unauthorized use of our technology is difficult and expensive, as is enforcing our rights against unauthorized use.  The steps that we have taken or may take may not prevent misappropriation of the technology on which we rely.  In addition, effective protection may be unavailable or limited if we expand to other jurisdictions outside the United States, as the intellectual property laws of foreign countries sometimes offer less protection or have onerous filing requirements.  Any litigation could be unsuccessful, cause us to incur substantial costs and divert resources away from our daily business.

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

Our ability to grow our business depends partly on our success in continuing to increase the number of customers we serve through a variety of strategic marketing alliances or channel partnerships with metering companies, communications providers, advanced meter reading providers, installation companies and other large multinational companies.  Revenues from strategic alliances have not historically accounted for a significant portion of our total revenues, although we plan to increasingly rely on such alliances to grow our business in the future.  We may not be able to maintain productive relationships with the companies with which we have strategic alliances, and we may not be able to establish similar relationships with additional companies on a timely and economic basis, if at all.

 An increased rate of terminations of residential, commercial and industrial energy consumers, or the use of more efficient products by such consumers, who are enrolled in our VPC, power pool, or turn-key programs, or who would enroll in such program, would negatively impact our business by reducing our revenues and requiring us to spend more money to maintain and grow our participant base.

Our ability to provide electric capacity under our capacity contracts depends on the number of residential, commercial and industrial energy consumers who enroll and participate in our programs.  The average annual rate of participant terminations for our VPC programs from inception through September 30, 2009 was approximately 8%.  As a result, we will need to acquire new participants on an ongoing basis to maintain available capacity provided to our utility customers.  In addition, to the extent existing or future customers install high efficiency air conditioning units which could minimize the effectiveness of our solution as to that consumer, we may face lower measurement and verification results.  If we are unable to recruit and retain participants for our capacity or turn-key programs, we will face difficulties acquiring capacity to sell through such programs or the power pool markets.  Furthermore, the increased competition and the length of contracts for commercial and industrial capacity consumers may result in an increase of such consumers not re-enrolling when their contract ends or terminating their contract for a more lucrative offer, which could further restrict our ability to acquire capacity to sell into such programs.  If participant termination rates increase, we will need to acquire more participants in order to maintain our revenues and more participants than estimated to grow our business.  This loss of revenues resulting from participant terminations can be significant, and limiting terminations is an important factor in our ability to achieve future profitability.  If we are unsuccessful in controlling participant terminations, we may be unable to acquire a sufficient number of new participants or we may incur significant costs to replace participants, which could cause our revenues to decrease, and we might not become profitable.

 The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

From 2001 and through September 30, 2009, we have invested over $12.6 million in research and development costs associated with our current smart grid products.  From time to time, our customers have expressed a need for increased functionality in our products and software.  In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies.  Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services.  Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy.  Furthermore, we may not achieve market acceptance of our new products, solutions and software.  For example, in the past we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance.  If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected.  In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.

Current market developments may adversely affect our business, results of operations and access to capital.

On October 3, 2008, former President Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the financial crises affecting the U.S. banking system, housing and financial markets.  Over the past year, dramatic declines in the housing market, including increasing foreclosures have resulted in concern about the stability of the financial markets generally.  Many lenders and institutional investors have ceased to provide funding.  The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our results of operations and financial conditions and our access to capital.  In particular, we may face the following risks in connection with these events:

•	continuing foreclosures in the housing market may cause a decline in participation in our demand response programs;

•	our ability to assess the creditworthiness of our customers may be impaired due to slow payment, receivership or bankruptcy of our customers; and

•
our ability to borrow, or our customer’s availability to borrow, from other financial institutions could be adversely affected by further disruptions in the capital markets or other events, including actions by credit rating agencies and investor expectations.

We face risks if we are unable to participate in the funding benefits of the Stimulus Bill.

On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009 (the “Stimulus Bill”) in response to the financial crises affecting the U.S. economy.  The Stimulus Bill provides for funding for various energy and electrical projects, including without limitation Smart Grid funding.  While we anticipate positive benefits from the Stimulus Bill, to the extent we are unable to benefit and/or our competitors benefit from this bill, our business may be adversely affected.

 We may not be able to maintain quality customer care during periods of growth or in connection with the addition of new and complex products or services, which could adversely affect our ability to acquire and retain utility customers and participants in our capacity programs.

In the past, during periods of growth, we have not been able to expand our customer care operations quickly enough to meet the needs of our increased customer base, and the quality of our customer care has suffered.  As we add new and complex products and services, we will face challenges in increasing and training our customer care staff.  If we are unable to hire, train and retain sufficient personnel to provide adequate customer care in a timely manner, we may experience customer dissatisfaction and increased participant terminations.  The risk is enhanced through selling solution based systems, contingent upon our Apollo software, as the software and potential integration are complex and often times outside of our control (i.e. to the extent we are required to integrate with an AMI provider’s meter software).

 We may not be able to identify suitable acquisition candidates or complete acquisitions successfully, which may inhibit our rate of growth, and we may not be successful in integrating any acquired businesses and acquisitions that we complete which may expose us to a number of unanticipated operational or financial risks.

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

We face risks related to potential expansion into international markets.

We may expand our addressable market by pursuing opportunities to provide demand response and energy management solutions in international markets. We have had little experience operating large programs in markets outside of the United States.  Accordingly, new markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. There can be no assurance that we will be successful in responding to these and other challenges we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks, including:

•	unexpected changes in legislative or regulatory requirements of foreign countries;

•	currency exchange fluctuations;

•	longer payment cycles and greater difficulty in accounts receivable collection; and

•	significant taxes or other burdens of complying with a variety of foreign laws.

International operations are also subject to general geopolitical risks, such as political, social and economic instability and changes in diplomatic and trade relations. One or more of these factors could adversely affect any international operations and result in lower revenue than we expect and could significantly affect our profitability.

 Our business may become subject to modified or new government regulation, which may negatively impact our ability to market our products.

Our products and services are not subject to existing federal and state regulations in the U.S. governing the electric utility industry.  However, our products and their installation are subject to government oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements.  In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or read current regulations to cover our products and services.  If any of these things occur, as applicable to our products or services, whether at the federal, state or local level, they may negatively impact the installation, servicing and marketing of our products and increase our costs and the price of our products and services.  We are currently evaluating various state regulations regarding installation work for one of our programs.  While we do not know the outcome of our evaluation or the potential for any state regulatory board to address such work, there is the potential that we could suffer a loss of significant installation revenue, if not all installation revenue, for this contract.

 We are exposed to fluctuations in the market values of our portfolio investments and interest rates; impairment of our investments could harm our earnings.

We maintain an investment portfolio of various holdings, types, and maturities.  These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see “Item 3 - Quantitative and Qualitative Disclosure About Market Risk” in this Quarterly Report on Form 10-Q.

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

Our business and operations have expanded rapidly since our inception.  For example, from January 2003 through September 30, 2009, the number of our employees increased more than 540%, growing from 70 to 450.  To continue our expanding customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company.  In addition, we must continue to successfully train, motivate and retain our existing and future employees.  In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures.  All of these measures will require significant expenditures and will demand the attention of management.  If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2009.

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

The following table presents shares surrendered during the quarter ended September 30, 2009:

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
July 1 - July 31	161	$11.48
August 1 - August 31	1,180	$12.26
September 1 - September 30	425	$12.95

(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan.

Item 6: Exhibits

The following documents are filed as exhibits to this report:

10.1*
Retirement Agreement, by and between Robert M. Chiste and Comverge, Inc., dated July 17, 2009 (attached as Exhibit 10.1 to Comverge, Inc. Quarterly Report on Form 10-Q (File No. 001-33399) filed with the Securities and Exchange Commission on August 6, 2009).

10.2*
Consulting Agreement, by and between Robert M. Chiste and Comverge, Inc., dated July 17, 2009 (attached as Exhibit 10.2 to Comverge, Inc. Quarterly Report on Form 10-Q (File No. 001-33399) filed with the Securities and Exchange Commission on August 6, 2009).

10.3*
Form of Retention Bonus, dated July 17, 2009 (attached as Exhibit 10.3 to Comverge, Inc. Quarterly Report on Form 10-Q (File No. 001-33399) filed with the Securities and Exchange Commission on August 6, 2009).

31	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

* Incorporated by reference

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Comverge, Inc.
(Registrant)

November 9, 2009	By:	/s/ Michael D. Picchi
(Date)		Michael D. Picchi
Interim President and Chief Executive Officer
Executive Vice President and Chief Financial Officer
(Principal Executive and Financial Officer)

November 9, 2009	By:	/s/ John A. Waterworth
(Date)		John A. Waterworth
Vice President and Corporate Controller
(Principal Accounting Officer)