Form 10-K/A
period 2008-12-31
COMVERGE, INC.
filed 2009-11-10
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K/A
(Amendment No. 2)

______________

 (Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
or
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                to

Commission File Number: 001-33399

______________

Comverge, Inc.
(Exact name of Registrant as specified in its charter)

______________

DELAWARE	22-3543611
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

______________

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☐Accelerated filer  ☒                                                                           Non-accelerated filer  ☐                                           Smaller Reporting Company  ☐
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

Comverge, Inc.

Form 10-K/A for the Fiscal Year Ended December 31, 2008

Index

		Page
Explanatory Note		3

Part IV
Item 15.	Exhibits	4
	Signatures	4

EXPLANATORY NOTE

Comverge, Inc. is filing this Amendment No. 2 on Form 10-K/A (this "Amendment") , for the sole purpose of re-filing Exhibit 10.33 to our Annual Report on Form 10-K for the period ended December 31, 2008 to reflect comments received from the Securities and Exchange Commission. Confidential portions of the Exhibit have been omitted and filed separately under a confidential treatment request with the Securities and Exchange Commission.  Except for the revised Exhibit 10.33 filed herewith, there are no other changes to the original filing.

As a result of this Amendment, we are also filing as an exhibit to this Amendment a currently-dated certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

3.	Exhibits

10.33+	Direct Load Control Solution Agreement by and between PEPCO Holdings, Inc. and Comverge, Inc., dated January 21, 2009.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

+           Confidential treatment has been requested for portions of this exhibit.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

November 9, 2009                                                                /s/ Michael D. Picchi
(Date)                                                                    Michael D. Picchi
 Interim President and Chief Executive Officer;
Executive Vice President and Chief Financial Officer
(Principal Executive and Financial Officer)