Form 10-K
period 2009-12-31
COMVERGE, INC.
filed 2010-03-08
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
Commission File Number: 001-33399

Comverge, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	22-3543611
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5390 Triangle Parkway, Suite 300 Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

(678) 392-4954
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common stock, par value $0.001	Nasdaq Global Market

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

Yes ☐      No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒     Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant on June 30, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter, was $254,836,515 (based on the closing sales price of the Registrant’s common stock on the Nasdaq Global Market on such date).

At March 3, 2010, there were 25,068,842 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2009.

Comverge, Inc.
Form 10-K for the Year Ended December 31, 2009

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes, including our projections related to our revenues in 2010. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors” for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed in 2010. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

Part I

Item 1.	Business

Business Overview
We are a clean energy company providing technologically advanced demand management solutions and load capacity which improve the evolving Smart Grid.  We provide our solutions to electric utilities, grid operators and associated electricity markets.  As an alternative to the traditional method of providing capacity by building a new power plant, we deliver our solutions through demand management products, services and systems that decrease energy consumption.  Our demand management solutions utilize state-of-the-art advancements in hardware, software, and services—the solutions are designed, built and operated for the benefit of our customers, which serve residential, commercial and industrial consumers.  We provide capacity to our customers either through long-term contracts or through open markets where we actively manage electrical demand or by selling demand management solutions to utilities that operate such solutions.  The capacity we deliver is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability.

We believe we are the largest demand management service provider servicing all classes of energy consumers: residential, commercial and industrial.  As of the date of this filing, we had 1,015 megawatts under long-term capacity contracts which we expect to contribute to contracted future revenues of $498 million.  Of these amounts, 117 megawatts of capacity under long-term contracts representing an expected $32 million in contracted future revenues, are still awaiting regulatory approval.  Furthermore, we have been awarded 683 megawatts of capacity in the 2012- 2013 PJM Economic Load Response Program, or ELRP.  If we receive all necessary regulatory approvals and we secure enough load to fully meet our obligations under the 2012-2013 PJM ELRP, our total megawatts managed will exceed 3,300.

We provide our clean energy solutions through our three reporting segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial, or C&I, Business segment.  The Utility Products & Services segment sells solutions comprising hardware, our Apollo® software and services, such as installation, marketing, IT integration and project management, to utilities that elect to own and operate demand management networks for their own benefit.  The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The Residential Business segment also provides marketing services.  The C&I Business segment provides demand response and energy management services to utilities and associated electricity markets that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

The Comverge Solution

Our clean energy solutions enable our electric utility industry customers and open market operators to address issues they confront on a daily basis, such as rising demand, decreasing supply, fluctuating commodity prices, reducing greenhouse gases and emerging mandates to use energy efficiency solutions to address these issues.  Our solutions consist of energy efficiency and demand response offerings.  Our energy efficiency offerings allow utilities to reduce base load capacity which helps to improve system reliability.  Our demand response offerings enable our customers to reduce demand for electricity during peak hours, when strain on the system is greatest.

More specifically, our solutions yield the following benefits to our commercial and industrial customers, electric utility industry customers and open market operators:

Improve the Developing Smart Grid through Advanced, Multi-functioning Solution Sets.  We offer our customers demand management solutions to match their needs for improving and advancing a smarter electrical grid.  Our state-of-the-art Apollo software system provides demand management functionality, enabling control of various end-use devices and systems, integration into the utilities back office operational systems, and interoperability with Advanced Metering Infrastructure, or AMI.  In conjunction with our software, our solution set includes multiple service offerings, including engineering and energy audits, project management, installation, marketing, measurement and verification, among others.  These services allow our utility customers to tailor their programs to achieve better marketing penetration rates, lower installation costs, and real time verification of the functionality of their system.  Our hardware products complete our solution set through offering technologically advanced functionality for various residential and C&I demand management devices.  Through providing a solution to our customers’ issues, we are able to offer our own individual products and services, or integrate other companies’ products into our solution – ultimately improving the developing Smart Grid.

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

Improve System Reliability and Operational Flexibility.  Our clean energy solutions enhance the reliability of the electric grid by providing the ability to reduce power consumption in specific distribution areas during times of peak energy demand and emergency conditions, thereby relieving strain on the aging grid infrastructure.  With our demand management systems, our customers gain the benefit of more reliable infrastructure and lower operating costs associated with fewer emergency maintenance and customer care issues.  In addition to improving system reliability, our targeted approach focuses on specific distribution areas which may also reduce or delay the need for new capital investment in transmission and distribution infrastructure.  For example, once deployed, our Virtual Peaking Capacity®, or VPC, and our turnkey programs become operational, or ramp up, much more rapidly than natural gas-fired power plants.  Our clean energy solutions typically require less than five minutes to reduce and to shift the amount of energy consumption.  In addition, our technology enables devices to be controlled both individually and in clusters, thereby allowing those devices to be operated at the time and location (i.e. at a substation, circuit or feeder) required to manage localized constraints and/or emergency conditions.  We are also a curtailment service provider in demand capacity markets in certain service territories across the United States. Several major grid operators, including PJM Interconnection, New York Independent System Operator, New England Power Pool and Electric Reliability Council of Texas, have active demand capacity markets in which our commercial and industrial consumers participate through our demand response solutions.  We first identify available demand response capacity and then register and facilitate the sale of that capacity in the open market on behalf of our commercial and industrial participants.

Save Costs for Electricity Consumers.  Certain of our solutions enable residential, commercial and industrial consumers to receive time-of-use electricity price signals, thereby allowing them to match electricity use with the costs to purchase such electricity.  Consumers who deploy our solutions can realize cost savings on their electric bills by using less energy, particularly during peak periods when prices are the highest, or shifting their usage to times when electricity is less expensive.

Conserve and Create a Positive Environmental Impact.  Our demand management solutions allow electric utilities to reduce both peak and permanent load through our demand response and energy efficiency programs, respectively.  Our demand response programs provide electric utilities with similar functionality to the peaking capacity typically provided by natural gas-fired power plants while also providing clean alternative energy.  By reducing electricity demand during peak times, our demand response programs also have the potential to displace older, inefficient peaking power plants and can reduce the operating time of intermediate plants.  By substituting our programs for new natural gas-fired power generation facilities, utilities are able to conserve electricity and reduce greenhouse gases and pollutants.

Enable Electric Utilities to Meet Regulatory Mandates.  Federal and state legislation over the past five years has stimulated the developing Smart Grid and has mandated that the Federal Energy Regulatory Commission and the Department of Energy provide detailed assessments and recommendations for demand response initiatives.  We work closely with federal and state regulators and electric utilities to formulate and coordinate effective demand response solutions in light of these regulatory developments/mandates.  This legislation also calls for advanced technologies for demand response, energy efficiency, smart metering, and distributed generation, including digital information capabilities to implement these technologies.  This includes a Smart Grid policy using a national task-force, modernization through deployment of “smart” technologies, a new communications and an inter-operability framework, research and development, and removal of the barriers to Smart Grid roll-out.  Federal grants and matching funds are being deployed to spur Smart Grid investments.

Comverge Strategy

We intend to continue to grow and expand our position in the clean energy sector by pursuing the following strategic objectives:

Increase Market Penetration.  We intend to further penetrate the clean energy sector by:

•	identifying the needs of and providing additional solutions to new and existing customers;

•	securing additional long-term contracts as a growing proportion of our revenues;

•	effectively matching product innovations with the future needs of our customers, including AMI rollouts designed to migrate North America to a smart electricity grid; and

•
expanding both our sales force and the scope of our commercial and industrial demand response offerings, conservation, energy efficiency solutions and other clean energy alternatives throughout North America.

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

•
working with utilities, state regulators and local, state and federal governmental agencies, such as the Department of Energy, the Environmental Protection Agency and the Federal Energy Regulatory Commission, to explain the benefits of demand management and obtain rate treatment similar to supply-side resources, such that electric utilities are allowed to earn a rate of return on the capital invested in demand response resources.

Develop New Distribution Channels Through Strategic Alliances.  We are focused on expanding our current strategic alliances and identifying new strategic relationships.  We intend to leverage these relationships to achieve greater adoption of our products and services by, and bring new offerings to market for, our electric utility customers through bundled offerings.

Continue to be an Innovative Leader in our Markets.  From 2006 to 2009, we invested approximately $7.8 million in research and development alone.  We intend to continue such activity, in addition to capturing operational and technical knowledge gained from the AMI, Smart Grid offerings.  This will enable us to develop new and innovative solutions to better serve our existing electric utility customer base, large C&I customers, and to appeal to new customers.  We believe that this investment will allow us to realize new revenue opportunities and decrease our operating costs, thereby enabling us to remain competitive and to maintain our leading market position.

Pursue Targeted Strategic Opportunities.  We intend to pursue strategic relationships and opportunities to strengthen our competitive position in the clean energy sector.  This sector is comprised of a number of companies with niche offerings or customer relationships, which provide attractive opportunities, whether through acquisition, partnering, or joint alliances.  In addition, we will continue to evaluate international opportunities as they present themselves.

Segments

As of December 31, 2009, we reported our results of operations in three operating segments: our Utility Products & Services segment, our Residential Business segment and our Commercial & Industrial Business segment. We evaluate the megawatts of capacity that we own, manage or provide to the electric utility industry according to operating segment.  Megawatts owned or managed generate recurring revenue while megawatts provided through product sales generate revenue at the point of sale.  The following table summarizes megawatts owned, managed or provided through product sales as of December 31, 2009.

	As of December 31, 2009
			Commercial &
	Utility Products	Residential	Industrial	Total
	& Services	Business	Business	Comverge
Megawatts owned under long-term capacity contracts (1) (2)	-	628	270	898
Megawatts owned for sale in open market programs	-	40	1,154	1,194
Megawatts owned under turnkey contracts	370	-	-	370
Megawatts managed for a fee on a pay-for-performance basis	-	-	437	437
Megawatts owned or managed	370	668	1,861	2,899
Megawatts provided through product sales (3)	6,434	-	-	6,434
Total megawatts owned, managed or provided	6,804	668	1,861	9,333

(1)
Our VPC contract with Nevada Energy for 143 megawatts of contracted capacity expired on January 1, 2010.  While we are working on extending our relationship with Nevada Energy, we will remove the 143 megawatts from our contracted capacity amount in the first quarter of 2010 if we do not enter into a contractual relationship with Nevada Energy relating to those megawatts.

(2)
Does not include 117 megawatts of contracted capacity for the C&I VPC contract with a major Virginia-based energy provider, which was executed in July 2009, for which we are awaiting the receipt of regulatory approval.

(3)	Determined based on 1.3 kilowatts per load control device (based on each device cycling, on average, between 50% and 100%).

Megawatts owned under long-term capacity contracts.  We directly develop, operate and manage the entire demand management system for certain residential, commercial and industrial customers. Our VPC programs offer us the distinct advantage of owning and operating the underlying assets used in these programs. These programs, reported under our Residential Business and Commercial & Industrial Business segments, provide us with long-term revenue streams based on the capacity, or megawatts, provided by our programs. We refer to the megawatts provided under our VPC programs and megawatts provided under our energy efficiency programs as megawatts owned under long-term capacity contracts.

Megawatts owned for sale in open market programs.  We own and manage megawatts in open market programs with grid operators. In these programs, we aggregate megawatts from consumer loads, provide them to the market and operate them based on the specific parameters of the market and load suppliers. The contracts underlying these open market programs range in length from one to three years, reflecting the different grid operator markets. We refer to the megawatts these programs provide as megawatts provided for sale in open market programs.

Megawatts owned under turnkey contracts. The Utility Products & Services segment also offers load control programs in which the utility maintains ownership of the underlying asset but where we provide product, software and services.  These services may include without limitation installation, call center, project management, IT integration, measurement and verification analysis, and/or marketing.  We refer to these megawatts as megawatts provided under turnkey contracts.

Megawatts managed for a fee on a pay-for-performance basis.  We manage megawatts in open market programs for certain utility customers.  We are paid based on the performance of those megawatts and do not own the underlying megawatts. We refer to these megawatts as megawatts managed for a fee on a pay-for-performance basis.

Megawatts provided through product sales. We sell products, combined with software, which electric utilities use to build their own demand response programs. We refer to these megawatts, reported under the Utility Products & Services segment, as megawatts provided through product sales.

Utility Products & Services

Our Utility Products & Services segment offers a broad range of products from basic one-way load control switches to technologically sophisticated smart thermostats, in-home displays, and comprehensive two-way data collection and control systems. AMI involves using hardware and software products to enable two-way communication between the utility and the home. Enabling two-way communication offers the utility and homeowner real-time information on energy usage, service disruption, and billing information. The typical sale involves both hardware and software. We provide the hardware that is installed at a utility consumer’s location on high-energy consumption equipment, such as central air conditioning. Our software applications send wireless messages to manage and control our hardware. Upon receiving the messages, our hardware, in turn, reduces the length of time the equipment operates, thereby making electric capacity available to the utility. Our advanced metering products consist of hardware that is installed at a utility’s residential or business customer’s electric meter. These devices collect information from the meter and transmit it through a software application where it is then stored on servers. This information is used by the utility to manage electricity consumption, analyze usage trends and generate billing information.

Our products address the entire range of the Smart Grid market because our products include one and two-way devices and virtually every communication mode, including wireless internet, VHF paging, telephone, broadband cable, cellular and radio frequency communication. The sales arrangement is usually either an upfront or multi-year sale of hardware and the grant of a software license, coupled with a software maintenance and support agreement. The following summarizes the products reported through our Utility Products & Services segment:

•
Apollo Demand Response Management System Software is a next-generation demand response platform capable of integrating with legacy paging systems and future AMI deployments, with the ability to provide two-way, real-time communication between utilities and their customers of all classes, including commercial and industrial customers, small business owners, and residential customers.  Apollo is based on an open-standards approach and is designed with four fundamental functional elements in mind that are required to support the emerging Smart Grid transformation. These four fundamental elements are (1) communication, (2) command and control, (3) data management and (4) knowledge applications.

•
Load Management Solutions is offered by the utility to residential customers who are typically on a fixed rate from the utility. Our load management solutions include home energy management products such as the digital control unit and SuperStat smart thermostat, and In-Home Display as well as PowerCAMP load management software. These solutions offer the customer a way to manage, operate and maintain the electrical load.

•
Advanced Meter Reading Systems is offered by the utility to residential and small commercial customers that are on a time-of-use rate system and also used for frequent meter reading by large commercial and industrial customers. Our advanced meter reading systems include products such as Maingate Home and Maingate Commercial and Industrial as well as PowerCAMP metering software. These solutions offer the customer a way to collect, manage and analyze the use of electrical load.

•
Virtual SCADA Systems is offered to electric utilities to monitor and control distribution equipment and systems such as substations, grid equipment and remote generators. Our virtual SCADA systems include products such as digital capacitor control and service reconnect/disconnect devices as well as complementing PowerCAMP real-time software.

Our Utility Products & Services segment also offers load control programs, which we refer to as turnkey programs. Our turnkey programs are targeted for utilities that not only need to purchase capacity and/or services but also want to own the underlying assets. Utilities can contract with us for load control program design, build-out and operational services, such as marketing and program management. These arrangements allow the utility to retain ownership of the underlying assets while enhancing operational performance and decreasing the need for the utility to pursue other solutions that would require large upfront capital investment.

Residential Business

Our Residential Business offers solutions that address both peak and base load demands for residential and small commercial end consumers. Peak load demand, defined as the maximum capacity of electricity required over a specified time, is dynamic in nature and places the greatest stress on the grid system due to both the elevated levels and fluctuating duration of demand. In this operating environment, our VPC technology and management program, as described below, is utilized to alleviate system stress by providing additional timely capacity to electric utilities. Base load is defined as the amount of electricity required to meet average minimum demands. In this operating environment, we offer energy efficiency solutions utilizing a comprehensive project approach that provides permanent base load reduction. Our team develops and implements solutions incorporating energy efficiency sector expertise in categories including, among others, lighting, mechanical design, building automation, power quality, energy consulting services and energy information retrieval and analysis.

Our offerings described below provide enhanced reliability to our customers in light of the complex and unique nature of these load environments.

Virtual Peaking Capacity (VPC) Program

Our VPC offerings compete in the peak capacity markets and provide a solution to alleviate stress on the electric grid by aggregating and coordinating the demands of load consuming equipment. The structure of our VPC programs is a pay-for-performance basis whereby we provide additional capacity through long-term contracts. Pay-for-performance means that we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatts of capacity that we provide. Under our VPC programs, we own and operate the entire load management system.

The participants who elect to participate in our VPC programs agree to allow us to install our products in their homes or business in order to decrease energy usage of certain appliances, such as their central air conditioner, electric water heater, irrigation pump or pool pump, during short periods of peak energy demand. These devices are controlled remotely by using our digital control units or SuperStats, coupled with a communication system and load management system software. We, in return, receive payment for this capacity from the utility under our existing contract with the utility.

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

Commercial & Industrial Business

Our Commercial & Industrial Business segment provides energy-related services to large commercial and industrial consumers by enabling them to reduce energy and costs, improve reliability and maximize efficiency. Through our commercial and industrial software and services, energy consumers are able to gain an understanding of energy usage and the ability to utilize that information to develop and implement effective demand response programs and scalable enterprise energy management strategies. Our commercial and industrial team works with commercial and industrial consumers and their utilities to evaluate energy use within the commercial or industrial facility to develop a targeted implementation of energy-related strategies that are technically-feasible and cost-effective.

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

Our Commercial and Industrial Business segment also performs upgrades and maintenance of power systems. These offerings include the implementation of SCADA-based control systems, power system distribution analysis, testing, replacement or repair, engineering design and consulting, meter and sub-meter operations, maintenance and installation, and data management and analysis.

See Item 8. Financial Statements and Supplementary Data, note 16 for presentation of results of operations for the last three fiscal years by segment.

Recent Developments

Appointment of President and Chief Executive Officer

On February 18, 2010, the board of directors of Comverge, Inc. appointed R. Blake Young as President and Chief Executive Officer.  Mr. Young has served as a member of the Board since 2006 and will continue to serve as a non-independent director, but will no longer serve on the Board’s presently constituted committees.  Mr. Young previously served as chairman of the compensation committee and as a member of nominating and corporate governance committee of the Board.

Appointment to Board of Directors

On February 18, 2010, the Board appointed Michael D. Picchi as a non-independent director to the Board effectively immediately.  Mr. Picchi currently serves as Executive Vice President and Chief Financial Officer of the Company, and prior to Mr. Young’s appointment served as Interim President and Chief Executive Officer the Company.

Silicon Valley Bank Amendment

On February 5, 2010, Comverge, Inc. and its wholly owned subsidiaries entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank. The second amendment increased the revolver loan by an additional $20 million bringing the total revolver loan to $30 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the facility by one year to December 2012.

Pepco Holdings, Inc. Contract Expansion

We entered into an agreement with Pepco Holdings, Inc. (PHI) in January 2010 that will expand our full support services to additional PHI territories. The expanded 5-year agreement will include marketing, installation and call center services and will be managed by our Apollo Demand Response Management System (DRMS) software. The agreement also includes installation of more than 40,000 home energy management devices, making this program one of the largest deployments of residential demand response in the nation.

Marketing and Sales

Our North American sales and development team consists of over 100 sales professionals working together to sell our products and services.

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

Customers

We have an established customer base of over 500 utility and other energy service providers, including municipal and cooperative electric utilities, located across North America in both regulated and deregulated jurisdictions. For example, our customers include large investor-owned utilities, independent system operators and regional transmission organizations (which are regional entities that monitor and control a regional electric grid), electric cooperatives, municipalities, energy service companies and military bases, including energy providers such as Austin Energy, Consolidated Edison Company of New York, Inc., Duke Energy Corporation, FirstEnergy Corp., Georgia Power, Gulf Power Company, Inc., E.ON U.S., Nevada Energy, PacifiCorp, Pepco Holdings, Inc., PJM Interconnection, PPL Corporation, Progress Energy, Inc., Public Service Electric and Gas Company, and San Diego Gas & Electric Company. For the year ended December 31, 2009, our top ten customers accounted for 67% of our consolidated revenues. Of these customers, two customers accounted for more than 10% of our revenue: PJM Interconnection LLC (20%) and Nevada Energy (12%).  For the year ended December 31, 2008, our top ten customers accounted for 71% of our consolidated revenues. Of these customers, three customers accounted for more than 10% of our revenue: PJM Interconnection LLC (19%), Consolidated Edison Company of New York, Inc. (14%) and Nevada Energy (12%). In 2007, our top ten customers accounted for 70% of our consolidated revenues.  Of these, two customers accounted for more than 10% of our revenue: ISO New England Inc. (16%) and PJM Interconnection LLC (10%).

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

Trademarks

Comverge, Inc. and its subsidiaries own the following pending and registered trademarks in the United States: 6D, Apollo, Comverge, Coolibrium, Datapult, Enerwise, kw Operation Kill-a-Watt, Maingate, Powerportal, Profit from Energy, Public Energy Solutions, Sixth Dimension, SuperStat, The Energy to Go Green, The Energy To Go Clean, The Energy To Be Clean, The Energy To Be Green, The Power of Energy Information, TheWattSpot, Virtual Peaking Capacity and Wattspot.

History and Development of the Business

Our business began as divisions of Scientific Atlanta, Inc. and Lucent Technologies Inc. in 1974 and 1991, respectively. In 1992, Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.), or AEI, created its Powercom Division to develop advanced meter reading, electric utility data management and analysis, and load management solutions. Comverge, Inc. was organized in 1997 as a Delaware corporation by AEI. We evolved our operations through the acquisition of the Utility Solutions Division of Lucent Technologies Inc. in 1997 and the organization of Comverge Control Systems, Ltd. in 1998. In 1999, we acquired the Controls System Division of Scientific Atlanta, Inc. We made the strategic decision in 2002 to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers. We named this offering Virtual Peaking Capacity. In 2003, we acquired the intellectual property, operating assets and customers of Sixth Dimension, Inc.  In April 2007, we completed an initial public offering. In July 2007, we acquired Enerwise Global Technologies, Inc., reported as part of the Commercial & Industrial Business segment. We acquired the four operating entities comprising the business of Public Energy Solutions in September 2007, and include their offerings as part of the Residential Business segment.

Acquisitions

On July 23, 2007, we completed the acquisition of Enerwise Global Technologies, Inc., or Enerwise, for $76.2 million. There were 191,183 shares of our common stock issuable if Enerwise exceeded certain 2008 operating performance results. The additional contingent consideration was not earned in 2008 and the 191,183 shares of our common stock were not issued.

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

Employees

We had 440 employees as of December 31, 2009. Our employees are not represented by any labor unions, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Available Information

Our web site is located at http://www.comverge.com. Our investor relations website is located at http://ir.comverge.com. The information on or accessible through our web sites is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Executive Officers of the Registrant

Our executive officers as of March 3, 2010 are as follows:

Name	Age	Position
R. Blake Young	51	President and Chief Executive Officer
Michael D. Picchi	43	Executive Vice President and Chief Financial Officer
Edward J. Myszka	47	Executive Vice President of Delivery and Chief Operating Officer
Matthew H. Smith	35	Executive Vice President, General Counsel and Secretary
Arthur Vos IV	35	Executive Vice President of Development and Chief Technology Officer
John A. Waterworth	32	Vice President and Corporate Controller

R. Blake Young was appointed as President and Chief Executive Officer of the Company on February 18, 2010.  Mr. Young has served as a member of the Board since 2006 and will continue to serve as a non-independent director, but will no longer serve on the Board’s presently constituted committees.  Mr. Young previously served as chairman of the compensation committee and as a member of nominating and corporate governance committee of the Board.  Mr. Young was the founder and Managing Partner of Cap2ity Consulting Group, a business, technology and management consulting group from June 2009 to February 2010.  Previously, he served as Senior Vice President, Global IT & Technology for BG Group, a global energy company based in London from January 2007 to June 2009.  Prior to that, Mr. Young held various senior management positions with Dynegy Inc., including Executive Vice President and Chief Administrative Officer as well as Executive Vice President & President of Global Technology from 1998 to 2005.  He also served as President of Illinois Power Company, Dynegy's electric and gas transmission and distribution company.  Prior to his eight years at Dynegy, Mr. Young served as Chief Information Officer of the US Grocery Division of Campbell Soup Company.  Before that, Mr. Young had a 14-year career with Tenneco Energy, an integrated natural gas transporter and marketer, where he served in a number of senior administrative and commercial management positions, including Chief Information Officer and Executive Director of national accounts.  Mr. Young received a Bachelor of Science degree from Louisiana State University.

Michael D. Picchi has served as Executive Vice President and Chief Financial Officer since June 2006 and was appointed as a non-independent director on February 18, 2010.  From June 2009 until February 2010, he also served as our Interim President and Chief Executive Officer.  He joined us in February 2006 as Senior Vice President, Chief Accounting Officer responsible for all accounting functions. From July 2004 to February 2006, Mr. Picchi was Senior Vice President—Finance and Controller for publicly-traded PRG-Schultz International, Inc., an audit recovery services firm. From February 2003 to July 2004, Mr. Picchi served as Chief Accounting Officer—Corporate Controller for Randstad North America, the U.S. operations of temporary staffing labor firm Randstad Holding, B.V. From November 1999 to January 2003, Mr. Picchi served as Vice President—Finance for publicly-traded AirGate PCS, Inc., a Sprint PCS wireless affiliate. Mr. Picchi began his career at Coopers & Lybrand LLP and is a certified public accountant and chartered financial analyst. He obtained a B.S. in Accounting and an M.B.A. in Finance from Indiana University.

Edward J. Myszka has served as Executive Vice President of Operations and Chief Operating Officer since September 2009. Prior to that, he served as Chief Operating Officer of our Clean Energy Solutions Group since October 2008 and as President and Chief Operating Officer of our Smart Grid Solutions Group from April 2005 to September 2008. Prior to joining Comverge, he spent 17 years at Motorola, Inc., a global communications company, where he held numerous positions of increasing responsibility in business management, strategic planning and technology development for the semiconductor, telecommunications, automotive and energy industries. Since 2000, he was head of the OEM Energy Systems Division where he held profit and loss responsibility with operations in Asia, Europe and the U.S. From 1984 to 1988, Mr. Myszka led engineering and manufacturing efforts for Lytel, Inc., an early-stage company pioneering optoelectronic and semiconductor laser solutions for the telecommunications industry. Mr. Myszka obtained a B.S. degree from New York University (formerly Polytechnic Institute of New York) and a M.S. in Metallurgical and Material Engineering and an M.B.A. from the Illinois Institute of Technology.

Matthew H. Smith has served as our Executive Vice President, General Counsel and Secretary since September 2009.  Prior to that, he served as our Vice President, General Counsel and Secretary from January 1, 2008 to September 2009. Mr. Smith joined us in January 2005 as Senior Counsel responsible for contract negotiations, intellectual property, litigation and corporate governance matters. Prior to joining us, Mr. Smith worked for the law firm King & Spalding LLP from 2002 to January 2005 concentrating primarily on intellectual property and litigation matters. Mr. Smith began his legal career as a federal appellate court clerk for Judge H. Emory Widener, Jr. on the U.S. Court of Appeals for the Fourth Circuit. Mr. Smith obtained a B.A. in History and Psychology and a J.D. from the University of North Carolina, Chapel Hill.

Arthur Vos IV has served as our Executive Vice President of Development and Chief Technology Officer since November 2009.  From September 2007 to November 2009, he served as our Vice President, Marketing and Strategy.  Mr. Vos was named Vice President, Marketing, Products and Strategy in 2004.  Mr. Vos joined us in April 2003 as our Vice President of Development for our 6DiNET Group after the acquisition of Sixth Dimension, Inc.  Over a 12 year history in the electric power industry, Mr. Vos has led and architected numerous demand response and energy monitoring solutions.  As the Chief Technology Officer of Comverge, Mr.Vos now leads our entire development effort which includes an advanced SmartGrid software suite, intelligent communicating in-home devices and distributed energy management solutions.   Mr. Vos obtained B.S. and M.S. degrees from Colorado State University with an emphasis in artificial intelligence, distributed control systems, manufacturing systems and embedded system design.

John A. Waterworth has served as our Vice President and Corporate Controller of the Company since March 2009.  Prior to that, Mr. Waterworth served as Controller of the Company from July 2006 to February 2009.  Prior to joining the Company, Mr. Waterworth was a member of the audit services group of KPMG, LLP.  As Vice President and Corporate Controller, Mr. Waterworth is responsible for the Company’s financial reporting and internal controls.  Mr. Waterworth is a certified public accountant and earned his Bachelor’s and Master’s degrees in accounting from the University of Georgia.

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

Risks Related to Our Business

We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.

Our annual net loss in 2009, 2008 and 2007 was $31.7 million, $94.1 million and $6.6 million, respectively.   Our accumulated deficit from inception through December 31, 2009, was $184.6 million.  Initially, our net losses were driven principally by start-up costs and the costs of developing our technology.  More recently, our net losses have been driven principally by general and administrative, marketing, operating and depreciation expenses relating to capital expenditures for equipment required to support our capacity programs as well as non-cash impairment charges.  To grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our capacity programs, which will include increased marketing and operating expenses, in addition to growing our turnkey business.  In the short-term, our success in operating our capacity contracts will have a negative effect on earnings because of the consumer acquisition costs we incur during the installation phase of the contract.  These increased costs may cause us to incur net losses in the foreseeable future, and there can be no assurance that we will be able to grow our revenues and expand our client base to become profitable.  Furthermore, these expenses are not the only factors that may contribute to our net losses.  For example, interest expense on our currently outstanding debt and any debt we incur in the future will contribute to our net losses.  As a result, even if we significantly reduce our marketing or operating expenses, we may continue to incur net losses in the future.

We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of the contract term.  Our estimated payments from these long-term contracts are based on a number of assumptions.  The expectations regarding our annual and multi-year contracts include assumptions relating to purchase orders received, contractual minimum order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases.  We also assume that we will be able to meet our obligations under these contracts on a timely basis.  The expectations regarding the build-out of our capacity contracts are based on our experience to date in building out the load management systems as well as future expectations for continuing to enroll participants in each contract’s service territory.  In some instances, we may not build out to our contracted capacity due to enrollment rates varying from our expectations.  We have also included assumptions for how we believe the programs will perform during the measurement and verification tests.  If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts.  While we have historically recorded a $0.3 million penalty per megawatt in liquidated damages for each megawatt that we believed we would not fulfill for our base load contracts, we have not reduced our anticipated payments from long-term contracts for any penalties. As of December 31, 2009, we anticipated a potential payment of $0.8 million in liquidated damages for our base load contracts based on our estimated future build-out rate for the 2010 program year.  We have also assumed that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average.  Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, cancelled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts.  A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments.

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of December 31, 2009, we had contractual backlog of $68 million through December 31, 2010.

We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share, revenues and profit.

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

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers.  Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures.  While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years.  If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty.  In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life.  Due to our potential participants’ limited capital spending, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner stemming from the general economic downturn in the New York City metro area.  If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay penalties of up to $0.3 million per megawatt that we fail to obtain in 2011 and 2012.  As of December 31, 2009, we have recorded potential liquidated damages for capacity fulfillment delays related to certain 2010 contractual milestones.

Under our power pool auction contracts, which typically have a term of one to three years, we sell capacity that we obtain through our programs to power pools.  Under these contracts, the power pool makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year.  We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity.  A contract year generally begins on June 1st and ends May 31st of the following year.  We and the power pool analyze results of the metering data collected during the capacity events or test events to determine the capacity that was available to the power pool during the actual event.  Any discrepancy between our analysis of the metering data and the analysis from the power pool could result in lower than expected revenues or potential damages payable by us.  In addition, the PJM Interconnection power pool (PJM) has amended rules which create potential penalties if the projected megawatts do not perform.  To the extent PJM does not call an event, test events will be initiated before September 30 of each year to test the potential capacity.  If we do not provide the required capacity during an event or test event, we may be subject to penalties.  PJM has recently eliminated the Interruptible Load for Reliability (ILR) program effective 2012.  Customers that currently participate as ILR resources must be moved into other power pool programs by 2012 in order to avoid loss of revenue.  This change also (i) requires additional capital support for both planned and new megawatts under the three-year Base Residual Auction and (ii) has increased the potential penalties for non-compliance.  As a result of the elimination of the ILR program and the changing power pool, we may incur significantly higher penalties in the future than we have in the past.

Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year.  We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity.  During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract.  A contract year generally begins at the end of the summer months, after a utility’s seasonal peak energy demand for electricity.  We refer to this seasonal peak energy demand as the cooling season.  For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th.  We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season.  We refer to measured and verified capacity as our available capacity.  This available capacity also establishes the estimated capacity per device, which we generally refer to as our M&V factor, for that contract year.  During each succeeding contract year, we generally receive proxy payments based on the prior year’s M&V factor and installed devices in the applicable service territory.  Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity.  Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control.  If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested.  The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our VPC contracts.  Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer.  We refer to this process that results in a final settlement as a true-up.  While we are still working toward final settlement in certain VPC programs, we estimate that the contract year 2009 will result in a negative settlement of $0.6 million in the aggregate.  For the contract year 2008, we paid an aggregate of $0.2 million as a result of final settlement.  For the contract year 2007, we paid an aggregate refund payment of $2.3 million.

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

Failure of key third parties to manufacture quality products or failure to provide reliable services or proper installation of our products by Comverge or third parties could cause malfunctions of our products, potential recalls or replacements or delays in the delivery of our products or services, which could damage our reputation, cause us to lose customers and negatively impact our growth.

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

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers.  In addition, our brand, reputation and growth could be negatively impacted.  For example, we recently experienced customer concerns relating to the functionality of certain features in our thermostat.  We are currently investigating the thermostat issues and have retained third-party experts to do the same.  Also, in three separate circumstances prior to 2006, battery failures, microprocessor failures and cracks in plastic enclosures in certain of our Utility Product & Services segment’s products resulted in significant product replacements.  The costs of remedying these component failures were only partially refundable by third-party suppliers.  In each case, we believe that the replacements resulted in reduced customer satisfaction.  Furthermore, we are wholly dependent upon third parties for the manufacture and delivery of our products.  In the event of a significant interruption in the manufacturing or delivery of our products by these vendors or in defects from the manufacturers, considerable time, effort and expense could be required to establish alternate production lines at other facilities and our operations could be materially disrupted, which would cause us to not meet production deadlines and lose customers.  In addition, we often are required to install such products, using Comverge employees or third party installers.  To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction.

A significant portion of our revenues are generated from contracts with a small number of electric utility customers, the postponement, modification or termination of which could significantly reduce our revenues.

Our revenues historically have been generated from a small number of electric utility customers.  In 2009, 2008 and 2007, our top ten electric utility customers accounted for approximately 67%, 71% and 70% of our consolidated revenues, respectively.   In 2009, two customers accounted for more than 10% of our revenues: PJM Interconnection LLC (20%) and Nevada Energy (12%).  In 2008, three customers accounted for more than 10% of our revenues: PJM Interconnection LLC (19%), Consolidated Edison Company of New York, Inc. (14%), and Nevada Energy (12%).  In 2007, two customers accounted for more than 10% of our total revenues: ISO New England Inc. (16%) and PJM Interconnection (10%).  Our contracts with ISO New England, Inc. lapsed on October 1, 2007, per the original contractual terms.  Our capacity contracts are multi-year contracts that are subject to postponement, modification or termination by our utility customers.  Such action by a customer with respect to one or more of our significant contracts would significantly reduce our revenues.

Our failure to meet product development and commercialization milestones may result in customer dissatisfaction, cancellation of existing customer orders or our failure to successfully compete in new markets.

In the past, we have not met all of our product development and commercialization milestones.  For example, we were behind schedule in developing a next-generation demand response product for a major customer.  This delay has resulted in a deferral of sales and gross profit associated with contracted delivery schedules for our products.  In addition, we are behind schedule in developing a next-generation load management product, resulting in a delay in the planned commercialization of this product.

We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers.  In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development.  Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines.  In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire.  As an example, we are required to develop certain new products with certain milestones for our Pepco Holdings, Inc. agreement, announced on January 23, 2009.  In addition, we are developing and enhancing our new software platform, Apollo.  Delays in either development schedule could negatively affect our business.  We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in cancelled orders, deferred or lost revenues and/or margin compression and our inability to successfully compete in new markets.

We depend on the electric utility industry and associated power pool markets for revenues, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric utility capital spending or the power pool markets, and other factors affecting the electric utility industry.

We derive substantially all of our revenues from the sale of solutions, products and services, directly or indirectly, to the electric utility industry and power pool markets.  In relation to our electric utility customers, purchases of our solutions, products or services by electric utilities may be deferred or cancelled as a result of many factors, including consolidation among electric utilities, changing governmental or grid operator regulations, weather conditions, rising interest rates, reduced electric utility capital spending and general economic downturns.  In addition, a significant amount of revenue is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts.  This revenue is particularly susceptible to variability based on changes in the spending patterns of our utility customers.

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

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms.  If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so.  For example, our capacity contract with Nevada Energy expired on January 1,  2010.  Nevada Energy accounted for 12% of our total revenue in both 2009 and 2008.  While we are working with Nevada Energy to renew and expand our contract, we cannot guarantee that this will be successful.

Our revenue growth in 2008 was negatively affected by PJM Interconnection LLC’s economic rule change.  If additional rule changes are made by PJM in the future, or if other major grid operators make similar rule changes, our revenues may continue to be adversely affected.

During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market.  The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers.  Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs.  We rely on our demand response programs to generate revenue and, although we are not aware of any plans for further material rule changes, we cannot guarantee that PJM or any other major grid operator will not reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business.

If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

There were no material weaknesses identified by management or our independent registered public accounting firm during the audit of our consolidated financial statements for the years ended December 31, 2009 and 2008.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  However, there is no assurance that we will not discover material weaknesses in internal controls in the future.

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

Our loan and security agreement contains financial and operating restrictions that may limit our access to credit.  If we fail to comply with covenants in our loan and security agreement, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Our loan and security agreement contains covenants that may limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors.  All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise.

For instance, provisions in our loan and security agreement with Silicon Valley Bank impose restrictions on our ability to, among other things:

•	incur more debt;

•	pay dividends and make distributions;

•	make certain investments;

•	redeem or repurchase capital stock;

•	create liens;

•	enter into transactions with affiliates; and

•	merge or consolidate.

This agreement also contains other customary covenants, including covenants which require us to meet specified financial ratios and financial tests.  We may not be able to comply with these covenants in the future.  Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our loan and security agreement with Silicon Valley Bank.  In addition to preventing additional borrowings under this agreement, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding.  If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all.  If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

We will require significant capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on significant amounts of capital for marketing and product development of our capacity programs and Smart Grid products.  In addition, we will consider both international expansion and strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology.  We may not be able to obtain additional capital on acceptable terms or at all.  Because of our losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets.  Moreover, our loan and security agreement contains restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital.  There can be no assurance that we will be able to obtain such financing and a failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We are occasionally required to provide letters of credit, bid bonds or performance bonds to secure our performance under customer contracts or open market programs.  Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market.  Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time.  Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost.  In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them.  Our ability to obtain letters of credit under our loan and security agreement with Silicon Valley Bank is limited to $30.0 million in the aggregate.  As of December 31, 2009, we had $4.6 million of letters of credit outstanding from the facility.  If we enter into significant long-term agreements or increase our bidding in certain open market power pools and either of which require the issuance of letters of credit, our liquidity could be negatively impacted.  Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals.  Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including R. Blake Young, our President and Chief Executive Officer; Michael D. Picchi, our Executive Vice President and Chief Financial Officer; Edward J. Myszka, our Executive Vice President of Operations and Chief Operating Officer; Arthur Vos IV, our Executive Vice President and Chief Technology Officer; and Matt Smith, our Executive Vice President, General Counsel and Secretary.  We do not maintain key-person insurance on any of these individuals.  Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.

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

Part of our ability to grow our business depends on our success in continuing to increase the number of customers we serve through a variety of strategic marketing alliances or channel partnerships with metering companies, communications providers, advanced meter reading providers, installation companies and other large multinational companies.  Revenues from strategic alliances have not historically accounted for a significant portion of our total revenues, although we plan to increasingly rely on such alliances to grow our business in the future.  We may not be able to maintain productive relationships with the companies with which we have strategic alliances, and we may not be able to establish similar relationships with additional companies on a timely and economic basis, if at all.

An increased rate of terminations of residential, commercial and industrial energy consumers, or the use of more efficient products by such consumers, who are enrolled in our VPC, power pool, or turnkey programs, or who would enroll in such program, would negatively impact our business by reducing our revenues and requiring us to spend more money to maintain and grow our participant base.

Our ability to provide electric capacity under our capacity contracts depends on the number of residential, commercial and industrial energy consumers who enroll and participate in our programs.  The average annual rate of participant terminations for our VPC programs from inception through December 31, 2009 was approximately 6%.  As a result, we will need to acquire new participants on an ongoing basis to maintain available capacity provided to our utility customers.  In addition, to the extent existing or future participants install high efficiency air conditioning units which could minimize the effectiveness of our solution as to that participant, we may face lower measurement and verification results.  If we are unable to recruit and retain participants for our capacity or turnkey programs, we will face difficulties acquiring capacity to sell through such programs or the power pool markets.  Furthermore, the increased competition and the length of contracts for commercial and industrial capacity consumers may result in an increase of such consumers not re-enrolling when their contract ends or terminating their contract for a more lucrative offer, which could further restrict our ability to acquire capacity to sell into such programs.  If participant termination rates increase, we will need to acquire more participants in order to maintain our revenues and more participants than estimated to grow our business.  This loss of revenues resulting from participant terminations can be significant, and limiting terminations is an important factor in our ability to achieve future profitability.  If we are unsuccessful in controlling participant terminations, we may be unable to acquire a sufficient number of new participants or we may incur significant costs to replace participants, which could cause our revenues to decrease, and we might not become profitable.

The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

From 2001 and through December 31, 2009, we have invested over $14.0 million in research and development costs associated with our current Smart Grid products.  From time to time, our customers have expressed a need for increased functionality in our products and software.  In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies.  Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services.  Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy.  Furthermore, we may not achieve market acceptance of our new products, solutions and software.  For example, in the past we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance.  If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected.  In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.

Current market developments may adversely affect our business, results of operations and access to capital.

On October 3, 2008, former President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the financial crises affecting the U.S. banking system, housing and financial markets.  Over the past year, dramatic declines in the housing market, including increasing foreclosures have resulted in concern about the stability of the financial markets generally.  Many lenders and institutional investors have ceased to provide funding.  The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our results of operations and financial conditions and our access to capital.  In particular, we may face the following risks in connection with these events:

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

On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the Stimulus Bill, in response to the financial crises affecting the U.S. economy.  The Stimulus Bill provides for funding for various energy and electrical projects, including Smart Grid funding.  While we anticipate positive benefits from the Stimulus Bill, to the extent we are unable to benefit and/or our competitors benefit from this bill, our business may be adversely affected.

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

The rapid growth of the clean energy sector may cause us to experience more competition for acquisition opportunities, which could result in higher valuations for acquisition candidates.  As a result, we may be required to pay more for acquisitions we believe are beneficial, which could, in turn, require us to recognize additional goodwill in connection with such acquisitions.  To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit.  In addition, in the event that we issue shares of our common stock as part or all of the purchase price, an acquisition will dilute the ownership of our then-current stockholders.  Once integrated, acquired operations may not achieve levels of revenues, synergies or productivity comparable to those achieved by our existing operations, or otherwise perform as expected.  For example, we did not experience the anticipated revenue growth during 2009 and 2008 from our acquisitions of Enerwise and PES, which was due in part to PES not reaching its anticipated build-out and in part to the regulatory rule change in 2008 that affected Enerwise’s economic program in PJM.  In addition, future acquisitions could result in the incurrence of additional indebtedness and other expenses.  There can be no assurance that our acquisition strategy will not have a material adverse effect on our business, financial condition and results of operations.

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

Our products and services are not subject to existing federal and state regulations in the U.S. governing the electric utility industry.  However, our products and their installation are subject to government oversight and regulation under state and local ordinances relating to building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements.  In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover our products and services.  If any of these things occur, as applicable to our products or services, whether at the federal, state or local level, they may negatively impact the installation, servicing and marketing of our products and increase our costs and the price of our products and services.  We are currently evaluating various state regulations regarding installation work for one of our programs.  While we do not know the outcome of our evaluation or the potential for any state regulatory board to address such work, there is the potential that we could suffer a loss of significant installation revenue, if not all installation revenue, for this contract.

We are exposed to fluctuations in the market values of our portfolio investments and interest rates; impairment of our investments could harm our earnings.

We maintain an investment portfolio of various holdings, types, and maturities.  These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.  For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see “Item 7A - Quantitative and Qualitative Disclosure About Market Risk.”

The reorganization of our business may cause disruptions in our operations, customer relationships, employee turnover, or other business failure.

We have announced and have implemented organizational changes as part of our strategic initiatives to better and more efficiently manage our business.  The reorganization may not prove effective and may create initial or permanent disruption in our business, including failed operations within our demand response systems and IT departments.  The reorganization may result in additional employee turnover or loss of certain customer relationships if we fail to adequately perform.  In addition, we recently made additional organizational changes in an attempt to better streamline our development, sales, and operations.  Implementing these organizational changes requires significant time and resource commitments from our senior management.  In the event that we are unable to effectively implement these organizational changes, we are unable to recruit, maintain the caliber of, or retain key employees as a result of these initiatives or these initiatives do not yield the anticipated benefits, our business may be adversely affected.

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

Our business and operations have expanded rapidly since our inception.  For example, from January 2003 through December 31, 2009, the number of our employees increased more than 529%, growing from 70 to 440.  To continue expanding our customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company, including without limitation an Executive Vice President of Sales and Marketing and a Vice President of Regulatory Affairs.  In addition, we must continue to successfully train, motivate and retain our existing and future employees.  In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures.  All of these measures will require significant expenditures and will demand the attention of management.  If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.

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

Risks Related to Our Common Stock

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  This could also impair our ability to raise additional capital in the future through the sale of our equity securities.  Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 25,067,102 shares of common stock were outstanding as of December 31, 2009.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

We do not intend to pay dividends on our common stock.

We have not declared or paid any dividends on our common stock to date, and we do not anticipate paying any dividends on our common stock in the foreseeable future.  We intend to reinvest all future earnings in the development and growth of our business.  In addition, our senior loan agreement prohibits us from paying dividends and future loan agreements may also prohibit the payment of dividends.  Any future determination relating to our dividend policy will be at the discretion of our board of directors and will depend on our results of operations, financial condition, capital requirements, business opportunities, contractual restrictions and other factors deemed relevant.  To the extent we do not pay dividends on our common stock, investors must look solely to stock appreciation for a return on their investment in our common stock.

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

Provisions in our fifth amended and restated certificate of incorporation, our second amended and restated bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult or expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders.  These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock.  Our fifth amended and restated certificate of incorporation and our second amended and restated bylaws:

•	provide for a classified board of directors, could discourage potential acquisition proposals and could delay or prevent a change of control;

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors during a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

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

In Norcross, Georgia, we lease approximately 25,700 square feet of office space for our Utility Products & Services segment and our executive and administrative support functions.  In East Hanover, New Jersey, we lease approximately 14,250 square feet of office space for our Residential Business segment. We also lease 7,800 square feet of leased office and warehouse space in Englewood, New Jersey for our Residential Business segment.  In Kennett Square, Pennsylvania, we lease 19,737 square feet of office space for our Commercial & Industrial Business segment. In Newark, California and Broomfield, Colorado, we lease approximately 6,260 square feet of office space for software development and southwest U.S. operations. We also lease properties in certain cities as branch offices. The above facilities are in good condition, and we believe that our properties will be sufficient to support our operations for the foreseeable future. We do not own any properties.

Item 3.	Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue.  A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of December 31, 2009, there were no material contingencies requiring accrual or disclosure.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, in January 2009, IP Co. LLC, d/b/a Intus IQ, filed a complaint in the U.S. District Court for the Eastern District of Texas against Comverge, Inc., Oncor Electric Delivery Company LLC, Reliant Energy, Inc., Datamatic, LTD., EKA Systems, Inc., Sensus Metering Systems Inc., Tantalus Systems Corp., Tendril Networks, Inc., Trilliant Incorporated, and Trilliant Networks, Inc., alleging infringement of two patents owned by IP Co. LLC. The complaint alleged that the U.S. patents, concerning wireless mesh networking systems, are being infringed by the defendants. Comverge and Intus IQ settled the litigation on July 17, 2009 and the complaint has been dismissed with prejudice. The settlement did not have a material adverse effect on our financial condition or results of operations.

Item 4.	Reserved

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the Nasdaq Global Market under the symbol “COMV” since April 12, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for each quarterly period in 2009 and 2008.

	2009				2008
Comverge Inc.	First	Second	Third	Fourth	First	Second	Third	Fourth
Price per Share	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
High	$7.52	$13.23	$13.87	$13.10	$32.34	$14.50	$15.74	$6.00
Low	$3.76	$6.25	$9.46	$9.92	$10.19	$10.20	$4.20	$2.35

The closing sales price of our common stock on the Nasdaq Global Market was $10.30 per share on March 3, 2010. As of March 3, 2010, there were 25,068,842 shares of our common stock outstanding, which were held by approximately 405 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms and others.

Dividend Policy

We have never paid any cash dividends on our common stock. For the foreseeable future, we intend to retain and reinvest any earnings in our business, and we do not anticipate paying any cash dividends. Whether or not we declare any dividends will be at the discretion of our board of directors, considering then-existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions (including those under our loan agreement), business opportunities and other factors that our board of directors deems relevant.

Use of Proceeds from Public Offerings

During 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million. We utilized $34 million for our two acquisitions completed during 2007, $5 million as cash collateral for certain performance guarantees, $1 million to pay the then outstanding balance on our senior loan agreement, $3 million for payment of employee taxes due to net settlement of stock option exercises, $1 million for non-financed capital expenditures, and $15 million to fund the operations of our business and for general corporate purposes. Additionally, we utilized $4 million to pay a portion of our subordinated convertible promissory notes during 2008.

During 2009, we completed a public offering of our common stock on November 10, 2009 (Registration No. 333-161400).  Net proceeds to us were $27 million. We utilized $23 million to repay the then outstanding balance on our credit agreement with General Electric Capital Corporation.

We plan to use the remaining proceeds from the offerings discussed above to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions, and for other general corporate purposes. We have invested a portion of the remaining proceeds in marketable securities, pending their use.

Stock Price Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on April 12, 2007, the date we priced our stock pursuant to our initial public offering, through December 31, 2009, for (1) our common stock, (2) the S&P 500 Index, (3) the Nasdaq Composite Index, and (4) the Nasdaq Clean Edge U.S. Liquid Series Index. After April 12, 2007, measurement points are the last trading day prior to the end of each of our quarters. Returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index assume reinvestment of dividends, if dividends were paid. We have never paid dividends on our common stock and have no present plans to do so.

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
4/12/2007
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/3/2010
Comverge, Inc.
S&P 500
Nasdaq Composite Index
Nasdaq Clean Edge U.S. Liquid Series Index

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Comverge, Inc.	$38.61	$67.22	$67.83	$62.44
S&P 500	$61.92	$78.21	$97.75	$108.76
Nasdaq Composite Index	$61.63	$73.98	$85.57	$91.49
Nasdaq Clean Edge U.S. Liquid Series Index	$49.84	$65.18	$72.49	$75.87

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Comverge, Inc.	$57.39	$77.67	$25.56	$27.22
S&P 500	$92.18	$89.20	$81.17	$62.95
Nasdaq Composite Index	$91.89	$92.45	$84.34	$63.58
Nasdaq Clean Edge U.S. Liquid Series Index	$107.79	$116.12	$89.21	$52.71

	April 12,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Comverge, Inc.	$100.00	$172.28	$182.56	$174.94
S&P 500	$100.00	$104.30	$106.40	$102.33
Nasdaq Composite Index	$100.00	$104.96	$108.92	$106.93
Nasdaq Clean Edge U.S. Liquid Series Index	$100.00	$110.06	$117.70	$144.79

As of March 3, 2010, the total value of an investment of $100 in cash on April 12, 2007 through March 3, 2010 would be $57.22, $114.75, $91.96 and $69.72 for our common stock, the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index, respectively.

The stock price performance data included in the above graph and table is not intended to be indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
October 1 - October 31, 2009	161	$11.46
November 1 - November 30, 2009	1,903	$10.85
December 1 - December 31, 2009	3,598	$11.12

(1)
Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan.

Item 6.	Selected Consolidated Financial Data

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2009, 2008 and 2007, and the selected balance sheet data as of December 31, 2009 and 2008, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2006 and 2005, and the selected balance sheet data as of December 31, 2007, 2006, and 2005, have been derived from our audited financial statements and related notes thereto not included in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2009 (1)	2008 (1)	2007	2006	2005 (2)
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$98,844	$77,238	$55,162	$33,873	$23,351
Total cost of revenue	65,648	43,335	28,818	16,897	11,889
Gross profit	33,196	33,903	26,344	16,976	11,462
Operating expenses
General and administrative expenses	37,781	34,463	22,072	13,910	11,319
Marketing and selling expenses	17,737	15,738	9,831	7,912	6,927
Research and development expenses	4,878	1,137	997	790	1,094
Amortization of intangible assets	2,209	2,439	973	24	49
Impairment charges	-	75,432	-	-	-
Operating loss	(29,409)	(95,306)	(7,529)	(5,660)	(7,927)
Interest and other expense (income), net	2,038	(299)	(1,072)	454	54
Loss before income taxes	(31,447)	(95,007)	(6,457)	(6,114)	(7,981)
Provision (benefit) for income taxes	219	(901)	147	46	-
Net loss	$(31,666)	$(94,106)	$(6,604)	$(6,160)	$(7,981)
Net loss per share
Basic and diluted	$(1.45)	$(4.45)	$(0.46)	$(1.89)	$(2.63)

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$50,478	$47,847	$72,929	$3,774	$2,606
Goodwill and intangible assets	16,958	18,430	93,197	694	677
Total assets	120,897	125,157	203,145	28,836	24,555
Total long-term liabilities	13,867	29,499	30,496	5,000	4,000
Shareholders' equity	74,044	67,660	152,631	8,399	8,250

(1)
The results of operations for the years ended December 31, 2009 and 2008 will not be comparable to the results of operations for the year ended December 31, 2007 due to the Enerwise and PES acquisitions completed in the second half of 2007. The year ended December 31, 2007 includes results from the date of acquisitions to the end of the year. The years ended December 31, 2009 and 2008 include a full year of operating results for the consolidated company, including the acquired entities.

(2)
The results of operations for the year ended 2005 do not include stock based compensation expense as the current stock-based compensation guidance was adopted on January 1, 2006 utilizing the prospective method.

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

We provide our clean energy solutions through our three reporting segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial, or C&I, Business segment.  The Utility Products & Services segment sells solutions comprising hardware, our Apollo software and services, such as installation, marketing, IT integration and project management, to utilities that elect to own and operate demand management networks for their own benefit.  The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The Residential Business segment also provides marketing services.  The C&I Business segment provides demand response and energy management services to utilities and associated electricity markets that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

As of December 31, 2009, we owned or managed 2,899 megawatts, as summarized in the table below.  We include megawatts as owned or managed if there is a contract in place that requires us to either sell capacity to the utility or open market; sell turnkey services or maintenance of a program to a utility; or manage megawatts for a fee.

	As of December 31, 2009
			Commercial &
	Utility Products	Residential	Industrial	Total
	& Services	Business	Business	Comverge
Megawatts owned under long-term capacity contracts (1) (2)	-	628	270	898
Megawatts owned for sale in open market programs	-	40	1,154	1,194
Megawatts owned under turnkey contracts	370	-	-	370
Megawatts managed for a fee on a pay-for-performance basis	-	-	437	437
Megawatts owned or managed	370	668	1,861	2,899

(1)
Our VPC contract with Nevada Energy for 143 megawatts of contracted capacity expired on January 1, 2010.  While we are working on extending our relationship with Nevada Energy, we will remove the 143 megawatts from our contracted capacity amount in the first quarter of 2010 if we do not enter into a contractual relationship with Nevada Energy relating to those megawatts.

(2)
Does not include megawatts of contracted capacity for Virtual Peaking Capacity, or VPC, contracts that have not received final regulatory approval. Specifically, the table does not include 117 megawatts of contracted capacity for the C&I VPC contract with a major Virginia-based energy provider, which was executed in July 2009.

As of December 31, 2009, we owned 898 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 805 megawatts and our base load capacity represented contracted capacity of 93 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned
under Long-Term
Capacity Contracts (1) (2)
As of December 31, 2006	220
New VPC megawatts awarded during the year ended December 31, 2007:
Nevada Energy VPC contract	123
Pacific Gas & Electric Company VPC contract	57
Public Service Company of New Mexico VPC contract	62
Expansion of VPC programs	30
Total new VPC megawatts awarded	272
Expiration of ISO New England, Inc. VPC contracts	(60)
Consolidated Edison base load capacity contracts acquired	47
As of December 31, 2007	479

New VPC megawatts awarded during the year ended December 31, 2008:
Southern Maryland Electric Cooperative VPC contract	75
Expansion of VPC programs	80
Total new VPC megawatts awarded	155
New base load capacity program megawatts	67
As of December 31, 2008	701

New VPC megawatts awarded during the year ended December 31, 2009:
Arizona VPC program	125
Maryland VPC programs awarded	48
Southern California VPC program	40
Expansion of current VPC program	5
Total new VPC megawatts awarded	218
Consolidated Edison base load capacity contract amendments	(21)
As of December 31, 2009	898

(1)
Our VPC contract with Nevada Energy for 143 megawatts of contracted capacity expired on January 1, 2010.  While we are working on extending our relationship with Nevada Energy, we will remove the 143 megawatts from our contracted capacity amount in the first quarter of 2010 if we do not enter into a contractual relationship with Nevada Energy relating to those megawatts.

(2)
Does not include megawatts of contracted capacity for Virtual Peaking Capacity, or VPC, contracts that have not received final regulatory approval. Specifically, the table does not include 117 megawatts of contracted capacity for the C&I VPC contract with a major Virginia-based energy provider, which was executed in July 2009.

Cumulatively, we have installed capacity of 462 megawatts under our long-term capacity contracts as of December 31, 2009 compared to 319 megawatts as of December 31, 2008, an increase of 143 megawatts. The main components of the change are an increase of 6 megawatts from the base load capacity program during the year ended December 31, 2009 and an increase of 137 megawatts installed during the year ended December 31, 2009 in our existing VPC programs. The table below presents contracted capacity, installed capacity and available capacity as of December 31, 2009 and 2008, respectively.

(Megawatts)	December 31, 2009	December 31, 2008
Contracted capacity	898	701
Installed capacity (1)	462	319
Available capacity (2)	421	279

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

Reporting Segments

We report through three segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial, or C&I, Business segment. The Utility Products & Services segment sells solutions comprising hardware, our Apollo software and services, such as installation, marketing, IT integration and project management, to utilities that elect to own and operate demand management networks for their own benefit.  The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The Residential Business segment also provides marketing services.  The C&I Business segment provides demand response and energy management services to utilities and associated electricity markets that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

Utility Products & Services

Our Utility Products & Services segment offers a broad range of products from basic one-way load control switches to smart thermostats to comprehensive two-way data collection and control systems. The most widely-deployed products offered by our Utility Products & Services segment are our digital control unit, an intelligent, microprocessor-driven solution for load management control, which is installed on large energy-consuming devices and controls the cycling and operation of the device, and our SuperStat smart thermostat, an advanced, programmable thermostat solution with embedded communications to control air conditioning and heating loads. Our Utility Products & Services segment operates turnkey programs in which we design, build-out and operate a load control program, with the utility retaining ownership of the underlying asset.

Residential Business

Our Residential Business primarily offers residential VPC programs and our base load energy efficiency programs to electric utilities pursuant to which we provide capacity, on a pay-for-performance basis, through long-term contracts.  Under our VPC programs, we develop, operate and manage the entire load management system which is designed to alleviate stress on the system during peak demand. As of December 31, 2009, we operated five residential and small commercial VPC programs in our Residential Business segment. Once we secure a VPC contract with a utility customer, our Residential Business segment incurs significant marketing costs to identify and enroll participants in our VPC programs. These participant acquisition costs are expensed as incurred. Once a participant enrolls in one of our VPC programs, we install a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment. The participant acquisition costs typically result in lower operating margins and greater losses in the early years of a VPC contract. Our base load reduction contracts are similar to the VPC contracts in that we have to recruit and enroll participants into the program. The participant acquisition costs are expensed as incurred. Unlike certain VPC programs, we do not own the underlying asset. The Residential Business segment also provides utilities marketing services.

Commercial & Industrial Business

Our Commercial & Industrial Business segment offers commercial and industrial demand management and energy management services. The demand response services provide commercial and industrial consumers with an ability to participate in demand response programs offered in their area by grid operators such as PJM Interconnection LLC. The energy management services include the assessment of market opportunities in deregulated and unregulated markets and the performance of energy auditing and implementation strategies. The energy management services may also include the upgrade and maintenance of power systems such as the implementation of power system distribution analysis, testing, maintenance, replacement or repair, engineering design and consulting, meter and sub-meter operations, and data management and analysis.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, base load contracts, and open market bidding programs. As of December 31, 2009, we estimated that our total payments to be received through 2024 were approximately $466 million. We have excluded any estimated payments from our contract with a major Virginia-based energy provider, as previously announced, which is awaiting final regulatory approval.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this annual report should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.” The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•
Our existing VPC contracts with regulatory approval as of December 31, 2009 represented contracted capacity of 805 megawatts. In calculating an estimated $252 million of payments from our VPC contracts as of December 31, 2009, we have included expectations regarding build-out based on our experience to date in building out the load management systems as well as future expectations for continuing to enroll participants in each contract’s service territory. In some instances, we may not build out to our contracted capacity due to enrollment rates varying from our expectations.

•	We have assumed that once our build-out phase is completed, we will operate our VPC contracts at the capacity achieved during build-out, which generally will be the contracted capacity.

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

•
Payments from long-term contracts include $21.8 million that we expect to recognize as revenue over the next year, which we include in backlog. Payments from long-term contracts exclude $1.0 million of payments which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next twelve months.

Base Load Capacity Contracts:

•
Our existing energy efficiency contracts as of December 31, 2009 represent potential base load contracted capacity of 93 megawatts. In calculating the estimated $55 million in payments from these contracts, we have assumed we will complete full build-out of the entire remaining megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Open Market Bidding Programs:

•
As of December 31, 2009 we had up to 683 megawatts bid into various capacity open market bidding programs with PJM Interconnection, LLC. We currently expect to receive approximately $42 million in long term payments through the year 2013. In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity in certain programs with new enrollments.

Turnkey Contracts:

•
Our turnkey contracts as of December 31, 2009 represent $97 million in payments expected to be received over the next four years with four utility customers to provide products, software, and services, including program management, installation, and/or marketing. This is based on estimated contractual minimum order volumes and current payments attributable to installation and other services applied over the term of the contract.

Other Contracts:

•	An estimated $20 million in payments expected to be received over the next five years pursuant to contracts for our Smart Grid solutions.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2009, 2008 and 2007 was $31.7 million, $94.1 million and $6.6 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.”

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this annual report.

Backlog

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of December 31, 2009, we had contractual backlog of $68 million through December 31, 2010.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

The following table summarizes our revenue for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
			Percent
	2009	2008	Change
Segment Revenue:
Utility Products & Services (1)	$31,415	$22,458	40%
Residential Business	39,585	34,652	14
Commercial & Industrial Business (1)	27,844	20,128	38
Total	$98,844	$77,238	28%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the year ended December 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior years. Accordingly, revenue of $1.0 million related to these services for the year ended December 31, 2008 has been reclassified.

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $31.4 million for the year ended December 31, 2009 compared to $22.5 million for the year ended December 31, 2008, an increase of $8.9 million or 40%. The increase in revenue is due to an increase of $2.8 million in product sales, primarily attributable to an increase of $1.0 million in digital control unit revenue and an increase of $2.3 million in SuperStat revenue partially offset by a $0.5 million decrease in other product sales.  Digital control unit and SuperStat shipments to external customers were approximately 182,000 units for the year ended December 31, 2009 compared to 141,000 units for the year ended December 31, 2008, an increase of 29%.  In addition, service revenue increased by $6.1 million, mainly due to revenue contributed from the operation of our turnkey programs, which includes such services as installation, marketing and/or program management.

Residential Business Revenue

Our Residential Business segment had revenue of $39.6 million for the year ended December 31, 2009 compared to $34.7 million for the year ended December 31, 2008, an increase of $4.9 million or 14%. Our Residential Business segment recognized $26.4 million from our VPC programs, $10.5 million of revenue from our base load efficiency programs, and $2.7 million from our marketing and other services during the year ended December 31, 2009 compared to $19.1 million from our VPC programs, $12.1 million of revenue from our base load efficiency programs, and $3.5 million from our marketing and other services during the year ended December 31, 2008.

We recognized $26.4 million of revenue from our VPC contracts in the Residential Business segment for the year ended December 31, 2009 compared to $19.1 million of revenue from VPC contracts for the year ended December 31, 2008, an increase of $7.3 million.  The increase in VPC contract revenue is due to the increased available capacity provided to our customers as a result of increased build-out in the customer’s service territory.

Our Residential Business segment’s revenue for the year ended December 31, 2009 included $10.5 million in revenue from our base load energy efficiency programs compared to $12.1 million in revenue for the year ended December 31, 2008, a decrease of $1.6 million.  The decrease in energy efficiency program revenue is due to a decline in installations partially offset by an increase of $1.4 million in non-recurring revenue benefits due to contractual amendments during the year ended December 31, 2009 compared to 2008.

The remaining $0.8 million decrease in our Residential Business segment’s revenue compared to the prior year is due to the non-renewal of a marketing contract in 2009.

We defer revenue and direct cost under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. In the fourth quarters of the years ended December 31, 2009 and 2008, we recognized VPC contract revenue of $25.7 million and $18.8 million, respectively.  Of the $3.4 million in VPC deferred revenue as of December 31, 2009, $0.3 million relates to the 2009 contract year and will be recognized during the first half of 2010 once the revenue becomes fixed and determinable.  Similarly, 2008 contract consideration of $0.7 million was not fixed and determinable as of December 31, 2008 and was recognized in 2009.

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment had revenue of $27.8 million for the year ended December 31, 2009 compared to $20.1 million for the year ended December 31, 2008, an increase of $7.7 million or 38%. For the year ended December 31, 2009, revenue is comprised of $25.1 million from demand response services and $2.7 million from energy management services. For the year ended December 31, 2008, revenue is comprised of $15.0 million from demand response services and $5.1 million from energy management services.

We recognized $22.0 million from open market programs during the year ended December 31, 2009 compared to $14.3 million during the year ended December 31, 2008, an increase of $7.7 million. The increase in revenue is mainly due to the increase in megawatts included in the open market programs as compared to the prior year.  Across all C&I open market programs in which we participate, we have added 300 megawatts during 2009.

We recognized $3.1 million of revenue from our VPC contracts in the Commercial & Industrial Business segment for the year ended December 31, 2009 compared to $0.7 million of revenue from VPC contracts for the year ended December 31, 2008, an increase of $2.4 million.  The increase in VPC contract revenue is due to the increased available capacity as a result of additional enrollments of commercial and industrial end users.

The increase in revenue from our open market programs and VPC contracts was partially offset by a decrease of $2.4 million in energy management revenue is due to the decline in our engineering projects during the year ended December 31, 2009 as a result of the general decline in expenditures by our customer in the current economic environment.

Gross Profit and Margin

The following table summarizes our gross profit and gross margin for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2009		2008
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services (1)	$12,387	39%	$9,561	43%
Residential Business	13,923	35	19,738	57
Commercial & Industrial Business (1)	6,886	25	4,604	23
Total	$33,196	34%	$33,903	44%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the year ended December 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior years. Accordingly, gross profit of $0.7 million related to these services for the year ended December 31, 2008 has been reclassified.

Utility Products & Services Gross Profit and Margin

Gross profit for our Utility Products & Services segment was $12.4 million for the year ended December 31, 2009 compared to $9.6 million for the year ended December 31, 2008, an increase of $2.8 million or 29%. The increase in gross profit is due to an increase in units sold as well as the gross profit contributed from the operation of our turnkey programs. During the year ended December 31, 2009, we shipped approximately 41,000 more digital control units and SuperStats compared to the year ended December 31, 2008. Gross margin decreased by four percentage points to 39% for the year ended December 31, 2009 from 43% for the year ended December 31, 2008.  Service sales contributed to the decrease in gross margin for the segment due to the turnkey programs.

Residential Business Gross Profit and Margin

Gross profit for our Residential Business segment was $13.9 million for the year ended December 31, 2009 compared to $19.7 million for the year ended December 31, 2008, a decrease of $5.8 million or 29%.  Gross profit from our VPC contracts contributed $7.8 million, our base load efficiency programs contributed $4.3 million and our marketing and other services contributed the remaining $1.8 million in gross profit during the year ended December 31, 2009. Gross profit included $13.4 from our VPC contracts, $4.4 million from our base load efficiency programs and $1.9 million from our marketing and other services during the year ended December 31, 2008. Gross margin for the year ended December 31, 2009 was 35% compared to a gross margin of 57% for the year ended December 31, 2008, a decrease of 22 percentage points.

The gross margin for our VPC contracts was 30% in the year ended December 31, 2009 compared to 71% for the year ended December 31, 2008. In our VPC programs, the cost of the hardware and installing that hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  As previously disclosed, our largest VPC contract expired on January 1, 2010. Therefore, all capital deployed in 2009 under that one VPC contract was fully expensed in 2009 resulting in a lower gross margin for that VPC contract and the Residential Business segment as a whole.

The Residential Business segment’s gross profit for the year ended December 31, 2009 included $4.3 million in gross profit from our base load energy efficiency programs compared to $4.4 million in gross profit for the year ended December 31, 2008, a decrease of $0.1 million. Gross margin attributable to the base load energy efficiency contracts was 41% and 36% for the years ended December 31, 2009 and 2008, respectively.  The gross profit for 2009 and 2008 includes non-recurring revenue benefits due to contractual amendments of $2.3 million and $0.9 million, respectively.  When excluding the non-recurring benefits as well as incremental liquidated damages recorded during both years, gross margin decreased by six percentage points for the year ended December 31, 2009 compared to 2008 due to the mix of rates we received in certain geographical areas of the Manhattan metropolitan area.

The remaining decrease of $0.1 million in the Residential Business segment’s gross profit compared to the prior year is a result of our marketing and other services provided.

Commercial & Industrial Business Gross Profit and Margin

Gross profit for our Commercial & Industrial Business segment was $6.9 million for the year ended December 31, 2009 compared to $4.6 million for the year ended December 31, 2008, an increase of $2.3 million or 50%.  Gross profit from our demand response services contributed $5.2 million and our energy management services contributed $1.7 million during the year ended December 31, 2009.  Gross profit from our demand response services contributed $2.8 million and our energy management services contributed $1.8 million during the year ended December 31, 2008. Gross margin for the year ended December 31, 2009 was 25% compared to gross margin of 23% for the year ended December 31, 2008, due to the higher margin realized in the PJM capacity demand response program.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
			Percent
	2009	2008	Change
Operating Expenses:
General and administrative expenses	$37,781	$34,463	10%
Marketing and selling expenses	17,737	15,738	13
Research and development expenses	4,878	1,137	329
Amortization of intangible assets	2,209	2,439	(9)
Impairment charges	-	75,432	*
Total	$62,605	$129,209	(52)%

* - Not meaningful.

General and Administrative Expenses

General and administrative expenses were $37.8 million for the year ended December 31, 2009 compared to $34.5 million for the year ended December 31, 2008, an increase of $3.3 million or 10%.  The increase in general and administrative expenses is attributable to $5.7 million of non-recurring charges recorded during 2009 comprised of $2.8 million in stock based compensation related to the acceleration of equity awards and $1.5 million in retirement and consulting payments pursuant to the retirement agreement of Mr. Robert M. Chiste, our former Chairman of the Board of Directors, President and Chief Executive Officer, and $1.4 million in stock based compensation related to the acceleration of non-executive stock options with a strike price of $14.10 or higher.  Net of these non-recurring charges, general and administrative expenses decreased by $2.4 million mainly due to cost containment and reduction measures implemented during 2009.

Marketing and Selling Expenses

Marketing and selling expenses were $17.7 million for the year ended December 31, 2009 compared to $15.7 million for the year ended December 31, 2008, an increase of $2.0 million, or 13%. We recorded $1.0 million in stock based compensation related to the acceleration of non-executive stock options with a strike price of $14.10 or higher, which was partially offset by a decrease in other stock based compensation, excluding the acceleration, of $0.1 million.  The remaining increase in marketing and selling expenses was comprised of a $1.6 million increase in commission expense and a $0.5 million increase in marketing and advertising partially offset by a $1.0 million decrease in consulting expense.

We expense customer acquisition costs as incurred. VPC customer acquisition costs were $6.3 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively, an increase of $1.7 million.

As a result of a recent review of our sales and marketing efforts, we plan to improve our sales and marketing structure by increasing our sales force with solutions experienced professionals over the next twelve months.   We expect the increase in our sales force will increase marketing and selling expenses by approximately $1 million.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $4.9 million for the year ended December 31, 2009 and $1.1 million for the year ended December 31, 2008, an increase of $3.8 million or 329%. The increase in research and development expenses is mainly due to an increase and re-deployment in headcount and an increase in contractors to develop new AMI-enabled hardware products and our Apollo® software.

Amortization of Intangible Assets

Amortization of intangible assets was $2.2 million for the year ended December 31, 2009 compared to $2.4 million for the year ended December 31, 2008, a decrease of $0.2 million or 9%. The decrease in amortization expense is due to the decrease in finite-lived intangible assets as a result of our impairment assessment during 2008 partially offset by the amortization of non-compete agreements.

In addition to the amortization presented in operating expenses, we also recorded $0.6 million in amortization expense for the year ended December 31, 2009 in our cost of revenue compared to $0.2 million for the year ended December 31, 2008.

Impairment Charges

We performed our annual impairment test as of December 31, 2009 and the results of the test indicated no impairment.  Other than our annual impairment test, no other impairment tests during the year were necessary as no events or changes in circumstances occurred during 2009.  See “Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007” for a complete discussion of the impairment charges recorded for the year ended December 31, 2008.

Interest Expense, Net

We recorded net interest expense of $2.1 million for year ended December 31, 2009 compared to net interest expense of $22,000 for the year ended December 31, 2008. The increase of $2.1 million in net interest expense during each period was mainly a result of less investment income and increased interest expense as a result of our outstanding debt facilities as well as a $0.8 million charge recorded to interest expense to write-off unamortized debt issuance costs related to our termination of the General Electric Capital Corporation credit agreement.

Other Income, Net

Net other income decreased to $0.1 million for the year ended December 31, 2009 compared to net other income of $0.3 million for the year ended December 31, 2008.  In the year ended December 31, 2008, we recorded a $0.3 million gain on extinguishment of debt as a result of our prepayment to certain note holders at a 2% discount of their then outstanding balance. No such gain was recorded in the year ended December 31, 2009.

Income Taxes

A provision of $0.2 million was recorded during the year ended December 31, 2009 related to a deferred tax liability.  A tax benefit of $0.9 million was recorded during the year ended December 31, 2008. As a result of the $2.8 million trade name intangible asset impairment, the related deferred tax liability of $1.0 million was removed from the Company’s consolidated balance sheet as of December 31, 2008, and is reflected as a tax benefit in the Company’s consolidated statements of operations for the year ended December 31, 2008.

We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2009 and 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

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

Revenue

The following table summarizes our revenue for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
			Percent
	2008	2007	Change
Segment Revenue:
Utility Products & Services (1)	$22,458	$18,767	20%
Residential Business	34,652	27,651	25
Commercial & Industrial Business (1)	20,128	8,744	130
Total	$77,238	$55,162	40%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the year ended December 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior years. Accordingly, revenue of $1.0 million and $0.3 million, respectively, related to these services for the years ended December 31, 2008 and 2007 has been reclassified.

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $22.5 million for the year ended December 31, 2008 compared to $18.8 million for the year ended December 31, 2007, an increase of $3.7 million, or 20%. The increase in revenue is due to a $1.7 million increase in digital control unit revenue and a $1.4 million increase in SuperStat revenue. Digital control unit and SuperStat shipments to external customers were approximately 141,000 units for the year ended December 31, 2008 compared to 120,000 units for the year ended December 31, 2007, an increase of 18%. The remaining increase of $0.6 million is due to service revenue.

Residential Business Revenue

Our Residential Business segment had revenue of $34.7 million for the year ended December 31, 2008 compared to $27.7 million for the year ended December 31, 2007, an increase of $7.0 million, or 25%. We recognized $19.1 million of revenue from our VPC contracts, $12.1 million from our base load energy efficiency programs and $3.5 million from our marketing and other services during the year ended December 31, 2008.  We recognized $20.2 million of revenue from our VPC contracts, $4.8 million from our base load energy efficiency programs and $2.7 million from our marketing and other during the year ended December 31, 2007.

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

The remaining $0.8 million increase in our Residential Business segment’s revenue compared to the prior year is a result of our marketing and other services.  Specifically, a portion of assets from our now expired ISO New England Inc. VPC contract has been deployed in the independent system operator forward capacity market. We recognized $1.3 million in revenue during the year ended December 31, 2008 from managing these megawatts.

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

 Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment was essentially formed with our acquisition of Enerwise Global Technologies, Inc., or Enerwise, in July 2007. During the year ended December 31, 2008 and 2007, the Commercial & Industrial Business segment had revenue of $20.1 million and $8.7 million, respectively. For the year ended December 31, 2008, revenue is comprised of $15.0 million from demand response services and $5.1 million from energy management services. For the year ended December 31, 2007, revenue is comprised of $6.1 million from demand response services and $2.6 million from energy management services.

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

Gross Profit and Margin

The following table summarizes our gross profit and gross margin percentages for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
	2008		2007
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services (1)	$9,561	43%	$7,735	41%
Residential Business	19,738	57	16,285	59
Commercial & Industrial Business (1)	4,604	23	2,324	27
Total	$33,903	44%	$26,344	48%

(1) Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the year ended December 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior years. Accordingly, gross profit of $0.7 million and $0.2 million, respectively, related to these services for the years ended December 31, 2008 and 2007 has been reclassified.

Utility Products & Services Gross Profit and Margin

Gross profit for our Utility Products & Services segment was $9.6 million for the year ended December 31, 2008 compared to $7.7 million for the year ended December 31, 2007, an increase of $1.9 million, or 25%. An increased gross profit resulted from the increase in revenue. Specifically, we shipped 21,000 more digital control units and SuperStats to external customers in 2008 as compared to 2007.

Residential Business Gross Profit and Margin

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

The remaining $0.8 million increase in Residential Business segment’s gross profit compared to the prior year is a result of our marketing and other services. The majority of the increase in gross profit was due to the megawatts registered in the forward capacity market that were historically part of our ISO New England, Inc. VPC contract.

Commercial & Industrial Business Gross Profit and Margin

During the year ended December 31, 2008 and 2007, the Commercial & Industrial Business segment had gross profit of $4.6 million and $2.3 million, respectively. For the year ended December 31, 2008, gross profit is comprised of $2.8 million from demand response services and $1.8 million from energy management services. For the year ended December 31, 2007, gross profit is comprised of $1.3 million from demand response services and $1.0 million from energy management services. The gross margin for both years ended December 31, 2008 and 2007 remained consistent at approximately 25% due to the mix of demand response gross margin of approximately 20% and energy management services gross margin of approximately 40%.

Operating Expenses

 The following table summarizes our operating expenses for the years ended December 31, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,
			Percent
	2008	2007	Change
Operating Expenses:
General and administrative expenses	$34,463	$22,072	56%
Marketing and selling expenses	15,738	9,831	60
Research and development expenses	1,137	997	14
Amortization of intangible assets	2,439	973	151
Impairment charges	75,432	-	*
Total	$129,209	$33,873	281%

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

Total noncash impairment charges for the year ended December 31, 2008 were $75.4 million. For the year ended December 31, 2008, the impairment charge, net of tax benefit, per share, was $3.52.

There were no such impairment charges in the year ended December 31, 2007.

Interest Expense, Net

Net interest expense increased to $22,000 for the year ended December 31, 2008 from $1.1 million of interest income for the year ended December 31, 2007. The increase in expense was mainly due to the interest expense related to the subordinated convertible promissory notes issued in connection with our acquisitions in the second half of 2007.

Other Income, Net

Net other income increased to $0.3 million for the year ended December 31, 2008 from an expense of $0.1 million for the year ended December 31, 2007.  The increase is primarily due to the $0.3 million gain on extinguishment of debt that we recorded as a result of our prepayment to certain note holders at a 2% discount of their then outstanding balance.

Income Taxes

A tax benefit of $0.9 million was recorded for the year ended December 31, 2008, compared to tax expense of $0.1 million for the year ended December 31, 2007. The decrease in the provision for income taxes is primarily due to the Enerwise trade name impairment during 2008, which resulted in the removal of the related deferred tax liability from our consolidated balance sheet as of December 31, 2008. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2008 or 2007.

Liquidity and Capital Resources

Overview

Prior to our initial public offering in April 2007, we funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our then senior loan agreement and General Electric Capital Corporation credit facility. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and participant incentive payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 shares of our common stock. Aggregate proceeds to us from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our initial public offering, the holder of our then only outstanding subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. In December 2007, we completed a secondary public offering of 4,000,000 shares of our common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by selling stockholders. Aggregate proceeds to us from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our secondary offering, the holder of our subordinated convertible debt converted an additional $1.1 million of the principal balance into 151,933 shares of common stock. In November 2009, we completed a third public offering of 2,760,000 shares of common stock.  Aggregate proceeds to us from the offering were $27.0 million, after deducting underwriting discounts and commissions and offering expenses.  In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The security and loan agreement was amended in February 2010 to increase the revolver loan from $10 million to $30 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.

Management believes that available cash and cash equivalents, marketable securities and borrowings available under our loan facility will be sufficient to meet our capital needs for at least the next 12 months.  Future available sources of working capital, including cash, cash equivalents, and marketable securities, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Year Ended December 31,

	2009	2008	2007
Operating activities	$7,779	$(13,833)	$(1,506)
Investing activities	(24,234)	(9,964)	(73,924)
Financing activities	12,953	3,613	111,411
Net change in cash and cash equivalents	$(3,502)	$(20,184)	$35,981

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities was $7.8 million for the year ended December 31, 2009 and cash used in operating activities was $13.8 million and $1.5 million for the years ended December 31, 2008 and 2007, respectively. Cash flows provided by (used in) operating activities consisted of the following:

•	our net loss of $31.7 million, $94.1 million, and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively;

•	depreciation and amortization of $20.5 million, $7.6 million, and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively;

•	stock-based compensation expense of $10.0 million, $6.9 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007;

•	impairment charges of $75.4 million for the year ended December 31, 2007,

•	other adjustments to net loss of $2.2 million, $0.5 million, and $23,000 for the years ended December 31, 2009, 2008 and 2007, respectively; and

•	a change in working capital of $6.7 million, $9.2 million and $2.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Cash Flows Used in Investing Activities

Cash used in investing activities was $24.2 million, $10.0 million and $73.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash flows used in investing activities consisted of the following:

•	capital expenditures of $14.9 million, $11.6 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively;

•	purchases of licensed technologies of $1.3 million and $1.7 million for the years ended December 31, 2009 and 2008;

•
purchases of marketable securities of $39.2 million, $34.6 million and $80.9 million for the years ended December 31, 2009, 2008 and 2007 and maturities of marketable securities of $32.8 million, $39.7 million and $48.3 million for the years ended December 31, 2009, 2008 and 2007;

•	cash paid for the acquisitions of Enerwise and PES, net of cash acquired, of $33.7 million for the year ended December 31, 2007; and

•
change in restricted cash balance during the year ended December 31, 2009, 2008 and 2007 of $1.6 million, $1.7 million and $2.1 million, respectively, related to certain cash collateralized letters of credit.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations (primarily residential).

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $13.0 million, $3.6 million and $111.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Cash flows provided by financing activities consisted of the following:

•	cash of $1.1 million, $0.4 million and $1.3 million from exercise of stock-based awards during the years ended December 31, 2009, 2008 and 2007, respectively;

•	cash of $0.1 million, $0.1 million and $3.1 million paid for employee taxes due to net settlement of stock option exercises during the year ended December 31, 2009, 2008 and 2007;

•	cash of $4.2 million and $3.4 million from our debt facilities during the years ended December 31, 2008 and December 31, 2007, respectively;

•	payment of $15.4 million of borrowings under our debt facilities during the year ended December 31, 2009;

•	cash of $27.4 and $111.1 million from proceeds from the issuance of common stock, net of offering costs, for the years ended December 31, 2009 and 2007; and

•	cash paid of $0.3 million and $1.3 million for debt issuance costs during the year ended December 31, 2008 and 2007, respectively.

Working Capital

Working capital as of December 31, 2009 was $49.7 million, consisting of $82.7 million in current assets and $33.0 million in current liabilities. Working capital as of December 31, 2008 was $55.0 million, consisting of $83.0 million in current assets and $28.0 million in current liabilities.

In addition, we had aggregate available borrowing capacity under our loan agreement of $5.4 million as of December 31, 2009 and $35.9 million as of December 31, 2008.

Indebtedness

Loan Agreement. On February 5, 2010, Comverge, Inc. and all of its wholly~~-~~owned subsidiaries entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank.  The second amendment increased the revolver loan by an additional $20 million bringing the total revolver loan to $30 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the facility by one year to December 2012.  In connection with the extension of the term of the credit facility, a commitment fee of $100,000 was paid on February 5, 2010, and additional commitment fees of $75,000 are payable on each of February 5, 2011 and February 5, 2012.  The amended facility provides a $30 million revolver for borrowings to fund working capital and other corporate purposes and a $15 million term loan used to repay maturing convertible notes.  The term loan is no longer available for additional borrowings and our outstanding balance as of December 31, 2009 was $12.8 million.

The interest on revolving loans under the amended facility accrues at either (a) a rate per annum equal to the greater of the Prime Rate or 4% plus the Prime Rate Advance Margin, or (b) a rate per annum equal to the LIBOR Advance Rate plus the LIBOR Rate Advance Margin, as such terms are defined in the amended facility agreement.  The second amendment also sets forth certain financial ratios to be maintained by the borrowers on a consolidated basis.  The obligations under the amended facility are secured by all assets of Comverge and its other borrower subsidiaries, including Alternative Energy Resources.  The revolver terminates and all amounts outstanding thereunder are due and payable in full on December 31, 2012, and the term loan becomes payable over 57 months beginning April 1, 2009 and matures on December 31, 2013. The facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, our stock,  consolidate or merge with other entities, or suffer a change in control. In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the facility may be accelerated.

Credit Agreement. In January 2007, Alternative Energy Resources, Inc., or AER, entered into a credit agreement with General Electric Capital Corporation, or GECC, to provide AER with up to $40 million of borrowings to fund capital expenditures related to VPC contracts. The GECC credit agreement would expire in 2014, at which time all outstanding borrowings would become due and payable. Subject to the limitations described below, this credit agreement had a term loan facility up to $37 million and a letter of credit sublimit of $3 million for total availability of $40 million. Borrowings under the GECC credit agreement bore interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement were collateralized by all of AER’s assets, including its intellectual property and could be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. The GECC credit agreement contained customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends. On December 1, 2009, we repaid all outstanding indebtedness under the credit agreement and terminated the facility.  The repayment amount of $24.7 million included: 1) the entire $23.0 million of the then outstanding borrowings, 2) approximately $1.5 million in cash collateral to be held by the lender’s agent for purposes of reimbursement of draws under, and satisfying AER’s obligations relating to, outstanding letters of credit, 3) a $50,000 prepayment fee, and 4) approximately $150,000 for one month’s accrued interest and unused facility fees. As a result of the termination, we recognized $0.8 million of interest expense during the year ended December 31, 2009 due to the write-off of the unamortized debt issuance costs.

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

Subordinated Convertible Promissory Notes. In connection with the acquisition of Enerwise, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bore interest at a rate of 5.5% per annum and matured on April 1, 2009. Interest payments on the notes were made quarterly. The notes were convertible into shares of common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $33.44 which represents 125% of the average closing price of our common stock for the 20 trading days immediately prior to the execution of the Enerwise purchase agreement. During the year ended December 31, 2008, we offered the note holders a prepayment at 98% of their then outstanding balance. As of December 31, 2008, we paid $16.1 million in cash to those note holders who agreed to early extinguishment and recognized a gain on extinguishment of debt of $0.3 million. The Company paid the remaining $0.6 million to note holders during the year ended December 31, 2009.

In connection with the acquisition of PES, we issued a series of subordinated convertible promissory notes in the aggregate principal amount of $3.0 million. The notes bore interest at a rate of 5.5% per annum and matured on March 29, 2009. Interest payments on the notes were made quarterly. The notes were convertible into 74,386 shares of common stock at the option of the holders thereof beginning one year from the date of issuance at a price per share of $40.33, which was equal to 125% of the average closing price of common stock for the trading days commencing September 18, 2007, and ending October 12, 2007. On November 7, 2008, we paid the remaining principal to the holders of the subordinated convertible promissory notes issued with the acquisition of PES. There was no outstanding balance as of December 31, 2009 or 2008.

Letters of Credit

After the amendment in February 2010, our facility with Silicon Valley Bank provides for the issuance of up to $30.0 million of letters of credit. As of December 31, 2009, we had $4.6 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $3.4 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

As of December 31, 2009, our VPC programs had estimated installed capacity of 427 megawatts. Our existing VPC contracts as of December 31, 2009 provided for a potential capacity of 805 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $17.0 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which $8.0 million is anticipated to be incurred through December 31, 2010. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Non-GAAP Financial Measures

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, is defined as net loss before net interest expense, income tax expense (benefit), and depreciation and amortization. EBITDA is a non-GAAP financial measure and is not a substitute for other GAAP financial measures such as net loss, operating loss or cash flows from operating activities as calculated and presented in accordance with accounting principles generally accepted in the U.S., or GAAP. In addition, our calculation of EBITDA may or may not be consistent with that of other companies. We urge you to review the GAAP financial measures included in this annual report and our consolidated financial statements, including the notes thereto, and the other financial information contained in this annual report, and to not rely on any single financial measure to evaluate our business.

EBITDA is a common alternative measure of performance used by investors, financial analysts and rating agencies to assess operating performance for companies in our industry. Depreciation is a necessary element of our costs and our ability to generate revenue. We do not believe that this expense is indicative of our core operating performance because the depreciable lives of assets vary greatly depending on the maturity terms of our VPC contracts. The clean energy sector has experienced recent trends of increased growth and new company development, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense). Management views interest expense as a by-product of capital structure decisions and, therefore, it is not indicative of our core operating performance. Our internal budgets are based on EBITDA, and we use EBITDA as one of several criteria to determine performance-based cash compensation.

We define Adjusted EBITDA as EBITDA before stock-based compensation expense and impairment charges. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is the result of restricted stock and stock option grants which require a noncash expense to be recorded in the financial statements. Management believes the impairment charges related to the Enerwise reporting unit to be not indicative of our core operating performance.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal periods indicated is as follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Net loss	$(31,666)	$(94,106)	$(6,604)
Depreciation and amortization	20,499	7,609	5,508
Interest expense (income), net	2,114	22	(1,130)
Provision (benefit) for income taxes	219	(901)	147
EBITDA	(8,834)	(87,376)	(2,079)
Non-cash stock compensation expense	10,038	6,876	2,552
Non-cash impairment charge	-	75,432	-
Adjusted EBITDA	$1,204	$(5,068)	$473

Commitments and Contingencies

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of December 31, 2009, there were no material contingencies requiring accrual or disclosure.

As previously disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, in January 2009, IP Co. LLC, d/b/a Intus IQ, filed a complaint in the U.S. District Court for the Eastern District of Texas against Comverge, Inc., Oncor Electric Delivery Company LLC, Reliant Energy, Inc., Datamatic, LTD., EKA Systems, Inc., Sensus Metering Systems Inc., Tantalus Systems Corp., Tendril Networks, Inc., Trilliant Incorporated, and Trilliant Networks, Inc., alleging infringement of two patents owned by IP Co. LLC. The complaint alleged that the U.S. patents, concerning wireless mesh networking systems, are being infringed by the defendants. Comverge and Intus IQ settled the litigation on July 17, 2009 and the complaint has been dismissed with prejudice. The settlement did not have a material adverse effect on our financial condition or results of operations.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of December 31, 2009 is set forth in the following table (dollars in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Bank debt obligations	$12,750	$3,000	$6,000	$3,750	$-
Cash interest payments on debt	906	373	451	82	-
Operating lease obligations	6,258	1,711	2,459	972	1,116
Severance & retirement obligations	1,517	895	345	183	94
Total	$21,431	$5,979	$9,255	$4,987	$1,210

Licensing Agreement

As part of our contractual obligations under an exclusive licensing agreement for certain product technology, we have the option to maintain licensing exclusivity on an annual basis by making payments ranging from $2.0 million to $5.0 million over the next two years. We are also obligated to pay royalties to the licensor for each unit sold that incorporates the licensed technology. Such royalties are reduced by the amount of optional exclusivity payments described above. These payments have been excluded from the table above.

Guarantees

We typically grant customers a limited warranty that guarantees that our products will substantially conform to current specifications for 90 days related to software products and one year related to hardware products from the delivery date. We also indemnify our customers from third-party claims relating to the intended use of our products. Standard software license agreements contain indemnification clauses. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim.  There were no liabilities recorded for these agreements as of December 31, 2009 and 2008.

We have guaranteed the electrical capacity we have committed to deliver pursuant to certain long-term contracts. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees during the year ended December 31, 2009 and 2008 were $7.5 million and $3.7 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and judgments that affect our reported assets, liabilities, revenue and expenses, and our related disclosure of contingent assets and liabilities. On an on-going basis, we re-evaluate our estimates, including those related to revenue recognition, impairment of long-lived assets, and stock-based compensation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. A summary of our critical accounting policies is set forth below.

Revenue Recognition – Utility Products & Services

We sell hardware products and services directly to utilities for use and deployment by the utility. We recognize revenue for such sales when delivery has occurred or services have been rendered and the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.

We have certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, marketing services, program management services, right to use software, hardware and hosting services. These contracts require no significant production, modification or customization of the software and the software is incidental to the products and services as a whole. We evaluate each deliverable to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance. In situations in which there is objective and reliable evidence of fair value for all undelivered elements but not for delivered elements, the residual method is used to allocate the arrangement’s consideration.

Revenue Recognition - Residential Business

We defer revenue and the associated cost of revenue related to certain long-term VPC contracts until such time as the annual contract payment is fixed and determinable.  We invoice VPC customers on a monthly or quarterly basis throughout the contract year. The VPC contracts require us to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.  Once we secure a VPC contract with a utility customer, our Residential Business segment incurs significant marketing costs to identify and enroll participants in our VPC programs. These participant acquisition costs are expensed as incurred. Once a participant enrolls in one of our VPC programs, we install a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  The depreciation is recognized contemporaneously with revenue.

We enter into agreements to provide base load capacity. Base load capacity revenues are earned based on our ability to achieve committed capacity through load reduction. In order to provide capacity, we deliver and install demand side management measures. The base load capacity contracts require us to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. We defer revenue and associated cost of revenue in our electric load reduction services until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or we have met our performance obligation. Certain contracts contain multiple deliverables, or elements, which require us to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method, since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

Revenue Recognition - Commercial & Industrial Business

We enter into agreements to provide demand response services. The demand response programs require us to provide electric capacity through demand reduction to utility end customers when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on our ability to deliver capacity. In order to provide capacity, we manage a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test.  We recognize revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

We record revenue from capacity programs with independent system operators. The capacity year for our primary capacity program spans from June 1st to May 31st annually. For participation, we receive cash payments on a monthly basis in the capacity year. Participation in the capacity program requires us to respond to requests from the system operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. The annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable.

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from certain fixed price contracts are recognized on a percentage-of-completion basis, which involves the use of estimates. If we do not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when final acceptance is received from the customer. We also enter into agreements to provide hosting services that allow customers to monitor and analyze their electrical usage. Revenue from hosting contracts is recognized as the services are provided, generally on a recurring monthly basis. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. Goodwill is not being amortized.  Intangibles are recorded at their fair value at acquisition date. We amortize finite-lived intangibles over their estimated useful lives using the straight-line method, which approximates the projected utility of such assets based upon the information available. We currently amortize acquired intangible assets with finite lives over periods ranging from three to fourteen years. Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year, as well as on an as-needed basis determined by events or changes in circumstances.

An impairment test of goodwill and certain intangible assets was performed during the third quarter of 2008. The interim impairment assessment was triggered by a rule change in a certain market effected in 2008 that reduced the price we receive under our economic, or voluntary, demand response programs for commercial and industrial consumers in the PJM service territory.  Based on this evaluation, we recorded a non-cash impairment charge.  See “Results of Operations - Year Ended December 31, 2008 Compared to Year Ended December 31, 2007” for a complete discussion on the methodology and assumptions applied.

We performed our annual impairment test as of December 31st and the results of the tests performed on December 31, 2009, 2008 and 2007 indicated no additional impairment.  Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill was tested for impairment using the two-step approach.  Step 1 of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment, if any.

Impairment of Long-Lived Assets

We evaluate the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, a discounted cash flow analysis is used to measure fair value in determining the amount of these assets that should be written off.

Stock-Based Compensation

Stock-based compensation expense recognized for the years ended December 31, 2009, 2008 and 2007 were $10.0 million, $6.9 million and $2.6 million, respectively, before income taxes. For awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with performance and/or service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For awards with market conditions, we utilized a lattice model to estimate the award fair value and the derived service period.  Determining the fair value of stock options at the grant date requires judgment including estimates for the risk-free interest rate, volatility, annual forfeiture rate, and expected term. Performance-based unvested awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals.  If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.  We will recognize $5.1 million of additional expense related to unvested awards as of December 31, 2009 over a weighted average period of 1.7 years.

On November 6, 2009, our board of directors approved the acceleration of the vesting of 192,053 time-based stock options with exercise prices equal to or greater than $14.10 for certain of its employees.   Restricted stock, stock options with vesting based on performance, and stock options held by executive officers and directors were not accelerated.  As a result of the acceleration, an aggregate of 192,053 unvested stock options with exercise prices ranging from $14.10 to $34.23 became immediately exercisable.  The weighted average exercise price of the options that were accelerated was approximately $23.85.  The accelerated options would have vested from time to time through February 4, 2012.  All other terms and conditions applicable to the accelerated stock option grants, including the exercise price, number of shares, and term, remain unchanged.  The incremental noncash stock based compensation expense recognized in the fourth quarter of 2009 as a result of the acceleration was $2.7 million.

Mr. Robert M. Chiste retired from the Company as Chairman of the Board of Directors, President and Chief Executive Officer, effective June 19, 2009, and resigned from the Company’s Board, effective June 20, 2009. In connection with his retirement, Mr. Chiste and the Company entered into a retirement agreement dated July 17, 2009, pursuant to which, related to equity awards, all unvested options held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full and remain exercisable for the lesser of their remaining terms or until March 31, 2013 and all restricted stock grants and any other equity-based awards held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full. As a result, the Company recorded an expense of $2.8 million in non-cash stock-based compensation expense during the third quarter of 2009.

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

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on our financial position and results of operations. We do not utilize any foreign currency exchange transactions to hedge our exposure. Foreign currency gains for the years ended December 31, 2009, 2008 and 2007 were immaterial.

Interest Rate Risk

As of December 31, 2009, $12.8 million of outstanding debt was at floating interest rates. Based on outstanding floating rate debt of $12.8 million as of December 31, 2009, an increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $128,000 per year.

Market Value of Portfolio Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of December 31, 2009, we had $48.0 million of investments in money market funds, commercial paper and corporate debentures/bonds recorded at fair value on our balance sheet. While our investments are made in highly rated securities and in compliance with our investment policy, these investments are exposed to fluctuations in market values and could have a material impact on our financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

Comverge, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comverge, Inc.

In our opinion, the consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Atlanta, Georgia
March 8, 2010

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$16,069	$19,571
Restricted cash	3,000	1,968
Marketable securities	34,409	28,276
Billed accounts receivable, net	8,119	18,877
Unbilled accounts receivable	11,873	5,908
Inventory, net	6,605	4,960
Deferred costs	1,715	2,197
Other current assets	938	1,273
Total current assets	82,728	83,030

Restricted cash	2,636	2,089
Property and equipment, net	18,340	20,572
Intangible assets, net	8,779	10,251
Goodwill	8,179	8,179
Other assets	235	1,036
Total assets	$120,897	$125,157
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,874	$7,672
Accrued expenses	11,574	8,006
Deferred revenue	5,890	6,694
Current portion of long-term debt	3,000	3,226
Other current liabilities	5,648	2,400
Total current liabilities	32,986	27,998
Long-term liabilities
Deferred revenue	1,203	2,220
Long-term debt	9,750	24,888
Other liabilities	2,914	2,391
Total long-term liabilities	13,867	29,499
Commitments and contingencies (Note 13)
Shareholders' equity
Preferred stock, $0.001 par value per share, authorized 15,000,000	-	-
shares; no shares issued and outstanding as of December 31, 2009 and December 31, 2008
Common stock, $0.001 par value per share, authorized 150,000,000	25	22
shares; issued 25,072,764 and outstanding 25,067,102 shares as of
December 31, 2009 and issued 21,926,660 and outstanding 21,908,121 shares as of December 31, 2008
Additional paid-in capital	258,660	220,638
Common stock held in treasury, at cost, 5,662 and 18,539 shares as of	(63)	(119)
December 31, 2009 and December 31, 2008, respectively
Accumulated deficit	(184,596)	(152,930)
Accumulated other comprehensive income	18	49
Total shareholders' equity	74,044	67,660
Total liabilities and shareholders' equity	$120,897	$125,157

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2009	2008	2007
Revenue
Product	$20,732	$17,890	$14,812
Service	78,112	59,348	40,350
Total revenue	98,844	77,238	55,162
Cost of revenue
Product	12,912	11,087	9,450
Service	52,736	32,248	19,368
Total cost of revenue	65,648	43,335	28,818
Gross profit	33,196	33,903	26,344
Operating expenses
General and administrative expenses	37,781	34,463	22,072
Marketing and selling expenses	17,737	15,738	9,831
Research and development expenses	4,878	1,137	997
Amortization of intangible assets	2,209	2,439	973
Impairment charges	-	75,432	-
Operating loss	(29,409)	(95,306)	(7,529)
Interest expense (income), net	2,114	22	(1,130)
Other expense (income), net	(76)	(321)	58
Loss before income taxes	(31,447)	(95,007)	(6,457)
Provision (benefit) for income taxes	219	(901)	147
Net loss	$(31,666)	$(94,106)	$(6,604)

Net loss per share (basic and diluted)	$(1.45)	$(4.45)	$(0.46)

Weighted average shares used
in computation	21,786,978	21,160,979	14,490,619

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

									Accumulated
	Preferred Stock		Common Stock		Additional	Treasury Stock			Other	Total
	Number of		Number of		Paid-in	Number of		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2006	8,589,050	$40,517	3,489,922	$3	$20,099	-	$-	$(52,220)	$-	$8,399
Common stock issued in public offerings, net of offering costs	-	-	6,220,000	6	109,979	-	-	-	-	109,985
Conversion of preferred stock into common stock	(8,589,050)	(40,517)	8,589,050	9	40,508	-	-	-	-	-
Common stock issued upon conversion of convertible debt	-	-	290,054	1	2,099	-	-	-	-	2,100
Common stock issued in business acquisitions	-	-	1,313,674	1	37,996	-	-	-	-	37,997
Issuance of common stock upon exercises of stock options	-	-	1,022,738	1	1,318	-	-	-	-	1,319
Stock received to settle stock option employee taxes	-	-	(130,007)	-	(3,148)	-	-	-	-	(3,148)
Stock-based compensation	-	-	-	-	2,552	-	-	-	-	2,552
Issuance of restricted stock, net of forfeitures	-	-	97,905	-	-	-	-	-	-	-
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-	(6,604)	-	(6,604)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	-	-	31	31
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(6,573)
Balance at December 31, 2007	-	-	20,893,336	21	211,403	-	-	(58,824)	31	152,631
Common stock issued upon conversion of convertible debt	-	-	262,430	-	1,900	-	-	-	-	1,900
Issuance of common stock upon exercises of stock options	-	-	271,732	1	423	-	-	-	-	424
Stock-based compensation	-	-	-	-	6,876	-	-	-	-	6,876
Issuance of restricted stock, net of forfeitures	-	-	499,162	-	-	-	-	-	-	-
Common stock held in treasury	-	-	-	-	-	(18,539)	(119)	-	-	(119)
Payment of offering costs	-	-	-	-	36	-	-	-	-	36
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-	(94,106)	-	(94,106)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	-	-	18	18
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(94,088)
Balance at December 31, 2008	-	-	21,926,660	22	220,638	(18,539)	(119)	(152,930)	49	67,660
Common stock issued in public offering, net of offering cost			2,760,000	3	27,033	-	-	-	-	27,036
Issuance of common stock upon exercises of stock options	-	-	310,447	-	1,126	-	-	-	-	1,126
Stock-based compensation	-	-	-	-	10,038	-	-	-	-	10,038
Issuance of restricted stock, net of forfeitures	-	-	94,279	-	-	-	-	-	-	-
Common stock held in treasury	-	-	-	-	-	(17,690)	(155)	-	-	(155)
Retirement of shares from treasury	-	-	(30,567)	-	(211)	30,567	211	-	-	-
Issuance of shares related to prior year acquisition	-	-	11,945	-	36	-	-	-	-	36
Components of comprehensive loss:
Net loss	-	-	-	-	-	-	-	(31,666)	-	(31,666)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	-	-	(31)	(31)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(31,697)
Balance at December 31, 2009	-	$-	25,072,764	$25	$258,660	(5,662)	$(63)	$(184,596)	$18	$74,044

The accompanying notes are an integral part of these consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(31,666)	$(94,106)	$(6,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	17,689	5,004	4,535
Amortization of intangible assets	2,810	2,605	973
Stock-based compensation	10,038	6,876	2,552
Impairment charges	-	75,432	-
Gain on extinguishment of debt	-	(328)	-
Write-off of debt issuance costs	754	-	-
Amortization of debt issuance costs	258	217	226
Amortization (accretion) of marketable securities	252	(175)	(559)
Loss on disposal of property and equipment	670	353	256
Allowance for inventory obsolescence	(10)	65	(135)
Allowance for doubtful accounts	66	213	125
Deferred income taxes	220	(815)	64
Changes in operating assets and liabilities
Billed and unbilled accounts receivable, net	4,727	(12,804)	(3,517)
Inventory, net	(2,059)	(2,037)	(1,195)
Deferred costs and other assets	806	(708)	2,410
Accounts payable	(958)	3,101	(1,741)
Accrued expenses and other liabilities	6,003	397	2,692
Deferred revenue	(1,821)	2,877	(1,588)
Net cash provided by (used in) operating activities	7,779	(13,833)	(1,506)

Cash flows from investing activities
Changes in restricted cash	(1,579)	(1,692)	(2,088)
Cash paid for acquisitions, net of cash acquired	-	(48)	(33,739)
Purchases of marketable securities	(39,166)	(34,635)	(80,884)
Maturities of marketable securities	32,750	39,726	48,300
Purchases of property and equipment	(14,901)	(11,615)	(5,500)
Purchases of technology licenses	(1,338)	(1,700)	-
Funding of termination benefits	-	-	(13)
Net cash used in investing activities	(24,234)	(9,964)	(73,924)

Cash flows from financing activities
Proceeds from exercises of stock options	1,067	359	1,319
Payment of employee taxes due to net settlement stock option exercises	(96)	(54)	(3,148)
Borrowings under credit agreement	10,900	8,087	4,437
Repayment of credit agreement	(23,424)	-	-
Borrowings under loan facility	-	15,000	-
Repayment of loan facility	(2,250)	-	-
Repayment of subordinated convertible promissory notes	(590)	(18,860)	-
Repayment of senior loan agreement	-	-	(1,000)
Net proceeds (payments) from issuance of common stock	27,371	(614)	111,138
Payment of debt issuance costs	(25)	(305)	(1,335)
Net cash provided by financing activities	12,953	3,613	111,411

Net change in cash and cash equivalents	(3,502)	(20,184)	35,981
Cash and cash equivalents at beginning of period	19,571	39,755	3,774
Cash and cash equivalents at end of period	$16,069	$19,571	$39,755

Cash paid for interest	$1,629	$1,688	$1,153
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$399	$427	$120
Subordinated convertible notes issued in connection with
business acquisitions	$-	$-	$20,000
Common stock issued as consideration in business acquisitions	$36	$-	$37,997
Common stock issued on conversion of convertible debt	$-	$1,900	$2,100

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

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007, Consolidated Balance Sheets as of December 31, 2009 and 2008 and Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

A reclassification has been made to the consolidated statements of cash flows for the years ended December 31, 2008 and 2007 to conform to the presentation for the year ended December 31, 2009. In prior periods, the Company classified deployment of capital assets as noncash investing activities when the asset was deployed through inventory. In the consolidated statements of cash flows presented, the Company classified the cash used for these asset deployments as cash used in investing activities. The Company believes the current presentation to represent more fairly its cash outflow due to capital expenditures.

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

Liquidity

The Company reported annual net losses in 2009, 2008 and 2007 of $31,666, $94,106 and $6,604, respectively. The Company’s cash and cash equivalents and marketable securities as of December 31, 2009 were $50,478. As of December 31, 2009, the Company had $12,750 of debt outstanding and $5,386 of borrowing availability from its debt facility.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection as well as historical experience. As of December 31, 2009 and 2008, there were $369 and $494, respectively, identified as doubtful of collection.

Inventory, net

Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. As of December 31, 2009 and 2008, there were provisions of $188 and $198, respectively, for inventory identified as slow-moving, obsolete or unusable.

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

The Company recognizes the fair value of liabilities for asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The Residential Business segment installs hardware at residences of select utility customers. At the request of the homeowner, the Company is obligated to remove this hardware. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the asset’s life. The Company’s estimate is based on the historical data for the ratio of cumulative assets removed to the cumulative number of assets installed. Accordingly, in the years ended December 31, 2009, 2008 and 2007, the Company recognized an asset retirement obligation liability and an associated adjustment in the cost of long-lived assets of $399, $427 and $120, respectively.

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. Goodwill is not being amortized.  Intangibles are recorded at their fair value at acquisition date. The Company amortizes finite-lived intangibles over their estimated useful lives, ranging from three to fourteen years, using the straight-line method, which approximates the projected utility of such assets based upon the information available.  Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31 of each year, as well as on an as-needed basis determined by events or changes in circumstances.

An impairment test of goodwill and certain intangible assets was performed during the third quarter of 2008. The interim impairment assessment was triggered by a rule change in a certain market effected in 2008 that reduced the price the Company receives under its economic, or voluntary, demand response programs for commercial and industrial consumers.  Based on this evaluation, the Company recorded a non-cash impairment charge.  A complete discussion on the methodology and assumptions applied is included in note 8.

The Company performed its annual impairment test as of December 31st and the results of the tests performed on December 31, 2009, 2008 and 2007 indicated no additional impairment.  Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill was tested for impairment using the two-step approach.  Step 1 of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is not required.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment, if any.

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

Debt Issuance Costs

Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs was $258, $217 and $226 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company recorded a $754 write-off of debt issuance costs during the year ended December 31, 2009 as a result of the payment and termination of the Company’s credit agreement.

Debt issuance costs are included in Other current assets and Other assets and consisted of the following as of December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
Debt issuance costs at beginning of year	$1,221	$1,132
Addition of debt issuance costs	25	306
Write-off of debt issuance costs	(754)	-
Amortization of debt issuance costs	(258)	(217)
Debt issuance costs at end of year	$234	$1,221

Warranty Provision

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. The warranty provision included in Other current liabilities is set forth below.

	December 31,	December 31,
	2009	2008
Warranty provision at beginning of year	$101	$111
Accruals for warranties issued during the year	19	9
Warranty settlements during the year	(38)	(19)
Warranty provision at the end of year	$82	$101

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

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and reduce consumers’ use of electricity. The Company’s business success depends in part on its relationships with a limited number of large customers. During the year ended December 31, 2009, the Company had two customers which accounted for 20%, and 12% of the Company’s total revenue. The revenue from these customers was reported in the Commercial and Industrial Business segment and the Residential Business segment, respectively, for the year ended December 31, 2009.  The total accounts receivable from these customers were $8,649 and $572, respectively, as of December 31, 2009.    During the year ended December 31, 2008, the Company had three customers which accounted for 19%, 14%, and 12% of the Company’s total revenue. The total accounts receivable from these customers were $5,339, $2,304, and $5,228, respectively, as of December 31, 2008. During the year ended December 31, 2007, the Company had two customers which accounted for 16% and 10% of the Company’s total revenue.

No other customer accounted for more than 10% of the Company’s total revenue in 2009, 2008 and 2007.

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

 Revenue Recognition - Residential Business

The Company defers revenue and the associated cost of revenue related to certain long-term Virtual Peaking Capacity® (“VPC”) contracts until such time as the annual contract payment is fixed and determinable. The Company invoices VPC customers on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.  Once a participant enrolls in one of the Company’s VPC programs, the Company installs a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated as cost of revenue over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  The Company also records incentive payments made to participants in its VPC programs and telecommunications costs related to the network as cost of revenue.  The cost of revenue is recognized contemporaneously with revenue.

The current deferred revenue and deferred cost of revenue as of December 31, 2009 and December 31, 2008 are provided below:

	December 31,	December 31,
	2009	2008
Deferred revenue:
VPC contract related	$3,443	$4,271
Other	2,447	2,423
Current deferred revenue	$5,890	$6,694

Deferred cost of revenue:
VPC contract related	$1,072	$791
Other	643	1,406
Current deferred cost of revenue	$1,715	$2,197

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

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from certain fixed price contracts are recognized on a percentage-of-completion basis, which involves the use of estimates. If the Company does not have a sufficient basis to measure the progress towards completion, revenue is recognized when the project is completed or when final acceptance is received from the customer. The Company also enters into agreements to provide hosting services that allow customers to monitor and analyze their electrical usage. Revenue from hosting contracts is recognized as the services are provided, generally on a recurring monthly basis. Revenue from maintenance contracts is recognized on a straight-line basis over the life of the contract.

Foreign Currency Transactions

The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). Accordingly, the Company and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gains for the years ended December 31, 2009, 2008 and 2007 were immaterial.

Comprehensive Loss

The Company reports total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, other comprehensive loss includes those amounts relating to unrealized gains and losses on investment securities classified as available for sale in the consolidated statement of changes in shareholders’ equity and comprehensive loss.

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

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$15,622	$-	$-	$15,622	$10,406	$2,216	$3,000
Commercial paper	6,142	-	-	6,142	-	-	6,142
Corporate debentures/bonds	26,249	45	(27)	26,267	1,000	-	25,267
Total	$48,013	$45	$(27)	$48,031	$11,406	$2,216	$34,409

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$18,026	$-	$-	$18,026	$15,467	$1,209	$1,350
Commercial paper	3,882	8	-	3,890	-	-	3,890
Corporate debentures/bonds	22,995	76	(35)	23,036	-	-	23,036
Total	$44,903	$84	$(35)	$44,952	$15,467	$1,209	$28,276

Realized gains and losses to date have not been material. Interest income for the years ended December 31, 2009, 2008 and 2007 was $515, $1,583 and $2,535, respectively.

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

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect its own estimates of assumptions market participants would use in pricing the asset or liability.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s marketable securities accounted for at fair value as of December 31, 2009 and 2008. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,622	$12,622	$3,000	$-
Commercial paper	6,142	-	6,142	-
Corporate debentures/bonds	26,267	-	26,267	-
Total	$48,031	$12,622	$35,409	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Money market funds	$18,026	$16,676	$1,350	$-
Commercial paper	3,890	-	3,890	-
Corporate debentures/bonds	23,036	-	23,036	-
Total	$44,952	$16,676	$28,276	$-

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $4,114, $3,889 and $2,656 for the years ended December 31, 2009, 2008 and 2007, respectively. Substantially all advertising costs were incurred to promote the Company’s VPC and open market programs to participants in an effort to acquire electric capacity in fulfillment of certain long-term capacity contracts with utility customers of the Company’s Residential Business segment and Commercial & Industrial Business segment.

Software Development Costs for Internal Use

Software costs for internal use of $176, $516 and $189 were capitalized in 2009, 2008 and 2007, respectively. These costs will be amortized over a three-year expected life in accordance with Company policy. During the year ended December 31, 2009, 2008 and 2007, $209, $87 and $51 was recorded as depreciation expense for internal use software.

Software Development Costs to be Sold, Leased or Otherwise Marketed

The capitalization of software development costs begins upon the establishment of technological feasibility and ends when the software is generally available. Based upon the Company’s product development process, technological feasibility is established upon the completion of a working model or detailed program design. To date, the period between achieving technological feasibility and the general availability of the related products has been short and software development costs qualifying for capitalization have not been material. Accordingly, the Company has not capitalized any software development costs. All software development costs are a component of research and development expense.

Research and Development Expenses

All research and development costs are expensed as incurred and consist primarily of salaries and benefits.

Stock-Based Compensation

Stock-based compensation expense recognized for the years December 31, 2009, 2008 and 2007 was $10,038, $6,876 and $2,552, respectively, before income taxes.

Segment Reporting

As of December 31, 2009, the Company reports through three operating segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance and allocates the Company’s resources based on these segments. These segments constitute the Company’s three reportable segments.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009 and 2008, there were no accrued interest and penalties related to uncertain tax positions.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options, restricted stock and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the years ended December 31, 2009, 2008 and 2007, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Year Ended December 31,
	2009	2008	2007
Subordinated debt convertible to common stock	-	17,646	845,189
Contingently issuable shares	-	11,945	11,945
Unvested restricted stock awards	496,589	548,511	96,666
Outstanding options	1,988,400	1,810,656	1,779,852
Outstanding warrant	-	-	250,000
Total	2,484,989	2,388,758	2,983,652

4.	Acquisitions

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

On September 29, 2007, Comverge completed the acquisition of Public Energy Solutions, LLC, Public Electric, Inc. and PES NY, LLC (collectively, “PES”) for $13.3 million in consideration, comprised of $9.0 million in cash, net of cash acquired; 3.0 million in subordinated convertible promissory notes payable to PES capital members; and 46,074 shares of Comverge common stock, valued at $1.3 million, of which 34,129 shares were issued upon closing and 11,945 shares were issued as additional consideration by the Company as certain 2007 operating performance results were achieved. The fair value of Comverge common stock issued upon closing was determined using a price of $32.86.

For 2007, contingent consideration based on the achievement of certain operating performance results was earned resulting in issuing consideration of $0.9 million and 11,945 shares of the Company’s common stock. For 2008, additional consideration of up to $2.2 million and 192,832 shares of our common stock were not issuable as certain operating performance results were not attained.

These acquisitions were completed primarily to allow the Company to expand its demand management services. The Company allocated the purchase prices of the acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excesses of the purchase prices over the fair values were recorded as goodwill. Management believes the goodwill resulting from the PES acquisition will be deductible for tax purposes. The fair values assigned to intangible assets acquired were based on estimates and assumptions determined by management. Purchased intangibles with finite lives are amortized on a straight-line basis over their respective useful lives, which represents the most discernible pattern of economic use. The results of operations of each acquisition are included in the results of operations from the closing date of the acquisition. The allocations of the purchase prices were as follows:

	Enerwise	PES
Current assets	$3,894	$2,211
Goodwill	66,944	6,926
Intangible assets:
Acquired technology	2,735	-
Trade names and trademarks	2,758	-
Customer relationships and contracts	8,061	5,585
Non-compete agreements	-	456
Other assets	245	162
Total assets acquired	84,637	15,340
Liabilities assumed	(7,501)	(1,631)
Net assets acquired	$77,136	$13,709

The trade names and trademarks as well as non-compete agreements were deemed to be indefinite lived. At the time of their acquisition, the acquired technology and customer relationships and contracts had useful lives of four to ten years, with a weighted average useful life of approximately seven years. During the year ended December 31, 2008, the trade names and trademarks were fully impaired, as discussed in note 8. The non-compete agreements began to amortize when certain employees resigned from the Company.

Goodwill recorded from the PES acquisition was assigned to the Residential Business segment. Goodwill recorded from the Enerwise acquisition was assigned to the Commercial & Industrial Business segment. During the year ended December 31, 2008, the Enerwise goodwill was fully impaired, as discussed in note 8.

The unaudited financial information in the table below summarizes the combined results of operations of Comverge, Enerwise and PES, on a pro forma basis, as though the companies had been combined as of the beginning of the fiscal year. This pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of the year presented.

December 31,
2007
Revenue	$68,683
Net loss	$(10,336)
Basic and diluted net loss per share	$(0.68)

5.	Accounts Receivable, net

Billed accounts receivable as of December 31, 2009 and 2008 was $8,119 and $18,877, respectively, net of the allowance for doubtful accounts.  Billed accounts receivable as of December 31, 2008 consisted of one past-due customer account of $6,261, which was paid current as of December 31, 2009.

Unbilled accounts receivable as of December 31, 2009 and 2008 was $11,873 and $5,908, respectively. Unbilled accounts receivable mainly reflect amounts that the Company will invoice in the next twelve months pursuant to the Company’s contractual right to make future billings under the Residential Business segment’s VPC contracts as well as amounts related to the primary capacity program in which the Company receives monthly payments throughout the program year.

6.	Inventory, net

Inventory as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Raw materials and supplies	$689	$611
Finished goods	5,916	4,349
Total inventory, net	$6,605	$4,960

7.	Property and Equipment, net

Property and equipment as of December 31, 2009 and 2008 consisted of the following:

	Estimated
	Useful Life	December 31,	December 31,
	(in years)	2009	2008
Load control equipment	Contract term	$43,679	$31,086
Computer hardware and software	3	3,625	2,790
Office furniture, automobiles and other equipment	5 - 7	2,259	1,896
Leasehold improvements	Lease term	1,795	1,439
Property and equipment		51,358	37,211
Accumulated depreciation		(33,018)	(16,639)
Property and equipment, net		$18,340	$20,572

Depreciation expense in respect of property and equipment was $17,689, $5,004 and $4,535 for the years ended December 31, 2009, 2008 and 2007, respectively. Of such amounts, $16,550, $4,126 and $4,069 were included in cost of revenue and $1,139, $878 and $466 were included in general and administrative expenses for the years ended December 31, 2009, 2008 and 2007, respectively.

8.	Goodwill and Intangible Assets, net

Changes in the carrying amount of the Company’s consolidated goodwill during the years ended December 31, 2009 and 2008 consisted of the following:

	Utility		Commercial &
	Products &	Residential	Industrial
	Services	Business	Business	Total
Balance as of December 31, 2007:
Goodwill	$499	$6,926	$66,944	$74,369
Accumulated impairment losses	-	-	-	-
Goodwill, net	499	6,926	66,944	74,369
Additions due to contingent settlements	-	754	800	1,554
Decrease due to Enerwise impairment charge	-	-	(67,744)	(67,744)
Balance as of December 31, 2008:
Goodwill	499	7,680	67,744	75,923
Accumulated impairment losses	-	-	(67,744)	(67,744)
Goodwill, net	499	7,680	-	8,179
Balance as of December 31, 2009:
Goodwill	499	7,680	67,744	75,923
Accumulated impairment losses	-	-	(67,744)	(67,744)
Goodwill, net	$499	$7,680	$-	$8,179

The Company’s consolidated intangible assets, net as of December 31, 2009 and 2008 consisted of the following:

	Estimated	As of December 31, 2009
	Useful Life	Gross	Accumulated	Net
	(in years)	Amount	Amortization	Amount
Trade names and trademarks	Indefinite	$2,758	$(2,758)	$-
Non-compete agreements	5	456	(142)	314
Acquired technology	3-8	5,685	(2,436)	3,249
Patents	4-14	401	(162)	239
Customer relationships and contracts	5-10	13,646	(8,669)	4,977
Total		$22,946	$(14,167)	$8,779

	Estimated	As of December 31, 2008
	Useful Life	Gross	Accumulated	Net
	(in years)	Amount	Amortization	Amount
Trade names and trademarks	Indefinite	$2,758	$(2,758)	$-
Non-compete agreements	Indefinite	456	-	456
Acquired technology	3-5	4,435	(1,152)	3,283
Patents	4-14	313	(143)	170
Customer relationships and contracts	5-10	13,646	(7,304)	6,342
Total		$21,608	$(11,357)	$10,251

The non-compete agreements began to amortize when certain employees resigned from the Company.  Total estimated amortization expense for all intangible assets for the next five years and thereafter is as follows:

Year Ended December 31,
2010	$2,850
2011	2,433
2012	1,450
2013	506
2014	414
Thereafter	1,126

Impairment Charges

During the third quarter of 2008, the Company reassessed the outlook for the Commercial & Industrial Business segment and evaluated the potential impairment of the goodwill and other intangible assets of Enerwise. These interim impairment assessments were triggered by a rule change in a certain market effected in 2008 that reduced the price the Company receives under its economic, or voluntary, demand response programs for commercial and industrial consumers. The Company performed valuations and reviewed the Enerwise trade name, customer relationship and goodwill balances for impairment. Based on the results of these assessments, the Company recorded $75,432 in non-cash impairment charges of goodwill and certain intangible assets in the third quarter of 2008, as presented and discussed below.

Impairment
Charges
Goodwill	$67,744
Trade name	2,758
Customer relationships	4,930
Total	$75,432

Goodwill

In the Commercial & Industrial Business segment, a rule change for economic demand response programs in a certain market during the third quarter caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, the Company determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the Commercial & Industrial Business segment of $67,744 to reflect the carrying value in excess of the fair value. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2008.  The Company performed its annual impairment test as of December 31st and the results of the tests performed on December 31, 2009 and 2008 indicated no additional impairment of goodwill.

Indefinite-lived intangible assets

As a part of the reorganization announced on September 12, 2008, the Company made the decision to no longer use the Enerwise trade name. Accordingly, the Company fully impaired the Enerwise trade name by recording a $2,758 non-cash impairment charge during the third quarter of 2008. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2008.

As a result of the impairment, the Company reversed a deferred tax liability of $1,043 associated with the Enerwise trade name. The impact of the reversal resulted in an income tax benefit recorded in the year ended December 31, 2008.

Other intangible assets

Contemporaneous with the Company’s 2008 interim goodwill impairment test, the Company also performed an analysis of the potential impairment and reassessed other identified intangible assets within the Commercial & Industrial Business segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, the Company recorded a non-cash impairment charge of $4,930 to reduce the customer relationship carrying value to the calculated fair value. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2008.

9.	Accrued Expenses

Accrued expenses as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Professional fees	$917	$558
Capacity supply agreement	7,943	4,470
Other	2,714	2,978
Total accrued expenses	$11,574	$8,006

10.	Other Current Liabilities

Other current liabilities as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Payroll, bonus and benefits	$3,107	$1,463
Severance & retirement obligations	895	-
Liquidating damages	765	196
Other	881	741
Total other current liabilities	$5,648	$2,400

11.	Long-Term Debt

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

On November 6, 2008, Comverge, Inc. and all its wholly-owned subsidiaries, excluding Alternative Energy Resources, Inc., entered into a $25.0 million secured revolving credit and term loan facility (the “Facility”) with Silicon Valley Bank (the “Lender”). The Facility provides a $10.0 million revolver (the “Revolver Facility”) for borrowings to fund working capital and other corporate purposes and a $15.0 million term loan (the “Term Loan Facility”) to repay maturing convertible notes on or before April 1, 2009. The interest on revolving loans under the Facility will accrue, at the Company’s election, at either (i) the Lender’s prime rate plus 0.25% or (ii)  90-day LIBOR plus 2.75%. The interest on term advances under the Facility will accrue, at the Company’s election, at either (i) the Lender’s prime rate plus 0.50% or (ii)  90-day LIBOR plus 3.00%. The obligations under the Facility are secured by all assets of Comverge, Inc. and its borrower subsidiaries. The Revolver Facility terminates and all amounts outstanding thereunder are due and payable in full on November 6, 2011, and the Term Loan Facility becomes payable over 57 months beginning April 1, 2009 and matures on December 31, 2013. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, Comverge, Inc. stock,  consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Facility may be accelerated. As of December 31, 2009, there was $12.8 million of borrowings, $4.6 million of letters of credit outstanding and $5.4 million of borrowing availability under the agreement.

In January 2007, AER entered into a credit agreement with General Electric Capital Corporation (“GECC”) to provide it with up to $40 million of borrowings to fund capital expenditures related to VPC contracts. The GECC credit agreement would expire in 2014, at which time all outstanding borrowings would become due and payable. Subject to the limitations described below, this credit agreement had a term loan facility up to $37.0 million and a letter of credit sublimit of $3.0 million for total availability of $40 million. Borrowings under the GECC credit agreement bore interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement were collateralized by all of AER’s assets, including its intellectual property, and could be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. The GECC credit agreement contained customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends.  On December 1, 2009, the Company repaid all outstanding indebtedness under the credit agreement and terminated the facility.  The repayment amount of $24.7 million included: 1) the entire $23.0 million of then outstanding borrowings, 2) approximately $1.5 million in cash collateral to be held by the lender’s agent for purposes of reimbursement of draws under, and satisfying AER’s obligations relating to, outstanding letters of credit, 3) a $50 prepayment fee, and 4) approximately $150 for one month’s accrued interest and unused facility fees. As a result of the termination, the Company recognized $754 of interest expense during the year ended December 31, 2009 due to the write-off of the remaining unamortized debt issuance costs.

In connection with the acquisition of Enerwise, the Company issued a series of subordinated convertible promissory notes in the aggregate principal amount of $17.0 million. The notes bore interest at a rate of 5.5% per annum and would mature on April 1, 2009. Interest payments on the notes were made quarterly. The notes were convertible into shares of common stock at the option of the holders thereof beginning one year from the date issued at a price per share of $33.44 which represents 125% of the average closing price of common stock for the 20 trading days immediately prior to the execution of the Enerwise purchase agreement. During the year ended December 31, 2008, the Company offered the note holders a prepayment at a 2% discount of their then outstanding balance. As of December 31, 2008, the Company paid $16.1 million in cash to those note holders who agreed to early payment and recognized a gain on extinguishment of debt of $328. The Company paid the remaining $0.6 million to note holders during the year ended December 31, 2009.

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

Long-term debt as of December 31, 2009 and 2008 consisted of the following:

	December 31,	December 31,
	2009	2008
Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company's assets not related to Alternative Energy Resources,
Inc., maturing in November 2011, interest payable at a variable rate
(3.28% and 4.43% at December 31, 2009 and 2008)	$12,750	$15,000
Credit agreement with a U.S. Corporation, collateralized by all of Alternative
Energy Resources, Inc.'s assets, interest payable
at a variable rate (4.18% as of December 31, 2008)	NA	12,524
Subordinated convertible promissory notes, maturing in March and
April 2009, interest payable quarterly at 5.5% per annum, issued in connection with the acquisitions of Enerwise Global Technologies, Inc.
and Public Energy Solutions	NA	590
Total debt	12,750	28,114
Less: Current portion of long-term debt	(3,000)	(3,226)
Total long-term debt	$9,750	$24,888

12.	Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2009	2008	2007
Current:
U.S. Federal	$-	$-	$-
State and local	19	(86)	83
Total	19	(86)	83
Deferred:
U.S. Federal	187	(741)	56
State and local	13	(74)	8
Total	200	(815)	64
Provision for income taxes	$219	$(901)	$147

For the year ended December 31, 2008, the Company recorded deferred tax benefit of $815 related to the impairment of intangible assets at Enerwise and amortization of intangible assets.

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense (benefit), net of federal benefit	(0.1)%	0.1%	(0.8)%
Goodwill impairment	-%	(23.3)%	-%
Other	0.4%	(0.5)%	(1.6)%
Valuation allowance	(35.0)%	(9.4)%	(33.5)%
Effective tax rate	(0.7)%	0.9%	(1.9)%

Deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$30,674	$27,842
Other	12,839	5,416
Gross deferred income tax assets	43,513	33,258
Less: valuation allowance for deferred income tax assets	(43,415)	(31,864)
Net deferred income tax assets	98	1,394
Deferred tax liabilities:
Intangible amortization	(641)	(1,063)
Other	-	(674)
Net deferred income tax liabilities	$(543)	$(343)

As of December 31, 2009, the company had a net deferred tax liability of $543 related to amortization of tax deductible goodwill.

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.  Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets. For the year ended December 31, 2009, the Company has determined that based on all available evidence, a valuation allowance of $43,415 is appropriate.  The Company’s valuation allowance for the year ended December 31, 2008 was $31,864.  The Company’s cumulative losses in recent years provided the significant negative evidence used in making the determinations.

Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended December 31, 2009.  Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company's net operating carryforwards referenced below at December 31, 2009 include $18,941 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in net operating loss carryforwards referenced below, the tax benefit will not be recognized until they reduce taxes payable.  Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2009, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The Company has federal, state, and foreign net operating losses of approximately $98,611, $74,933 and $3,849, respectively, as of December 31, 2009.  The Federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards began expiring in 2009.  The foreign net operating losses do not expire. The above net operating losses reflect a limitation set forth by section 382 of the Internal Revenue Code due to prior ownership changes.

As of December 31, 2009 and December 31, 2008, the Company had determined no liabilities for uncertain tax positions should be recorded. The tax years ended December 31, 2008, 2007, and 2006 remain open for audit based on the statute of limitations.

13.	Commitments and Contingencies

Operating Leases

Rental lease expenses for the years ended December 31, 2009, 2008 and 2007 were $2,175, $1,603 and $1,014, respectively.  The Company mainly incurs rent expense due to office space leased for both operations and administrative functions.  These lease agreements range in length from one year to eight years. Estimated future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2009 were as follows:

Year Ended December 31,
2010	$1,711
2011	1,517
2012	942
2013	514
2014	458
Thereafter	1,116

Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2009, 2008 or 2007.

Licensing Agreement

The Company is contractually obligated to make certain contingent payments of $1,250 under an exclusive licensing agreement for certain product technology. Additionally, as part of its contractual obligations, the Company has the option to maintain licensing exclusivity on an annual basis ranging from $2,000 to $5,000 over the next two years. The Company is also obligated to pay royalties to the licensor for each unit sold that incorporates the licensed technology. Such royalties are reduced by the amount of optional exclusivity payments described above. During the years ended December 31, 2009 and 2008, the Company paid no royalties under the agreement.

Guarantees

The Company typically grants customers a limited warranty that guarantees that its products will substantially conform to current specifications for 90 days related to software products and one year related to hardware products from the delivery date. The Company also indemnifies its customers from third-party claims relating to the intended use of its products. Standard software license agreements contain indemnification clauses. Pursuant to these clauses, the Company indemnifies and agrees to pay any judgment or settlement relating to a claim.  There were no liabilities recorded for these agreements as of December 31, 2009 and 2008.

The Company has guaranteed the electrical capacity it has committed to deliver pursuant to certain long-term contracts. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees during the year ended December 31, 2009 and 2008 were $7,512 and $3,684, respectively.

14.	Stockholders’ Equity

Public Offerings

In April 2007, the Company completed an initial public offering of 5,300,000 shares of common stock. Aggregate proceeds from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In December 2007, the Company completed a second public offering of 4,000,000 shares of common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by existing stockholders. Aggregate proceeds from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses. In November 2009, the Company completed a third public offering of 2,760,000 shares of common stock.  Aggregate proceeds from the offering were $27.0 million, after deducting underwriting discounts and commissions and offering expenses.

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

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock. As of December 31, 2009, no preferred stock was issued or outstanding. The rights, preferences, and provisions would be determined, at the discretion of the Board of Directors, at the time of issuance.

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

Stock Warrants

In June 2005, in conjunction with convertible debt financing, the Company issued a warrant to the lender equal to the outstanding principal balance converted to Series B Preferred based on a price of $7.24 per share. On March 14, 2008, the holder of the then-outstanding subordinated convertible debt converted the remaining outstanding balance of subordinated convertible debt for shares of common stock and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

15.  Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s stockholders in May 2008 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant. As of December 31, 2009, 1,537,217 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the years ended December 31, 2009, 2008 and 2007 was $10,038, $6,876 and $2,552.

A summary of the Company’s stock option activity for the year ended December 31, 2009, 2008 and 2007 is presented below:

	2009			2008		2007
		Weighted			Weighted		Weighted
	Number of	Average		Number of	Average	Number of	Average
	Options	Exercise	Range of	Options	Exercise	Options	Exercise
	(in Shares)	Price	Exercise Prices	(in Shares)	Price	(in Shares)	Price
Outstanding at beg. of year	1,810,656	$14.23	$0.58-$34.23	1,799,852	$13.44	1,991,105	$2.10
Granted	684,970	6.07	$3.76-$13.30	418,823	12.76	975,986	23.59
Exercised	(310,447)	3.63	$0.58-$8.85	(271,732)	1.43	(1,022,738)	1.98
Cancelled	(28,131)	22.33	$0.58-$34.23	(1,925)	21.41	(526)	4.66
Forfeited	(168,648)	18.11	$0.82-$34.23	(134,362)	24.90	(143,975)	9.66
Outstanding at end of year	1,988,400	$12.63	$0.58-$34.23	1,810,656	$14.23	1,799,852	$13.44
Exercisable at end of year	1,408,782	$14.46	$0.58-$34.23	773,853	$12.45	439,297	$5.86

At December 31, 2009 outstanding and exercisable options had no intrinsic value, in the aggregate. The intrinsic value of outstanding options approximates the intrinsic value of options expected to vest.

On November 6, 2009, the Company’s board of directors approved the acceleration of the vesting of 192,053 service-based stock options with exercise prices equal to or greater than $14.10 for certain of its employees.  Restricted stock, stock options with vesting based on performance, and stock options held by executive officers and directors were not accelerated.  As a result of the acceleration, an aggregate of 192,053 unvested stock options with exercise prices ranging from $14.10 to $34.23 became immediately exercisable.  The weighted average exercise price of the options that were accelerated was $23.85.  The accelerated options would have vested from time to time through February 4, 2012.  All other terms and conditions applicable to the accelerated stock option grants, including the exercise price, number of shares, and term, remain unchanged.  The incremental noncash stock based compensation expense recognized in the fourth quarter of 2009 as a result of the acceleration was $2,705.

	Outstanding as of December 31, 2009			Exercisable as of December 31, 2009
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	278,293	2.4	$0.74	275,170	2.4	$0.73
$2.40 - $3.99	61,677	2.6	$2.96	49,574	1.9	$2.78
$4.00 - $7.99	355,007	5.9	$4.46	84,743	5.0	$4.21
$8.00-$10.33	159,619	6.0	$9.72	43,085	5.2	$9.09
$10.34 - $14.09	401,738	4.5	$12.43	236,715	3.7	$12.33
$14.10 - $17.99	11,875	1.4	$14.10	11,875	1.4	$14.10
$18.00 - $23.53	474,890	3.9	$18.08	462,320	3.8	$18.08
$23.54	20,245	3.4	$23.54	20,245	3.4	$23.54
$23.55 - $36.00	225,056	3.8	$32.73	225,055	3.8	$32.73
	1,988,400	4.2	$12.63	1,408,782	3.5	$14.46

Of the stock options outstanding as of December 31, 2009, 1,594,087 options were held by employees, 100,879 options were held by members or former members of the Board of Directors and 293,434 options were held by non-employee service providers. During the year ended December 31, 2009, proceeds received from the exercise of 310,447 options was $1,067. The intrinsic value of options exercised during December 31, 2009 was approximately $2,398.

For options with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

	2009	2008	2007
Risk-free interest rate	1.91%	2.61%	4.59%
Expected term of options, in years	4.6	4.5	4.5
Expected annual volatility	70%	70%	70%
Expected dividend yield	0%	0%	0%

The weighted average grant date fair value for option grants awarded during the year was $3.66, $7.23 and $13.84 for the years ended December 31, 2009, 2008 and 2007, respectively. Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Because it does not have a sufficient history to estimate the expected term, the Company uses the simplified method for estimating expected term. The simplified method is based on vesting-tranches and the contractual life of each grant. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

A summary of the Company’s restricted stock award activity for the years ended December 31, 2009, 2008 and 2007 is presented below:

	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested at beginning of year	548,511	$10.80	96,022	$24.04	3,868	$9.35
Granted	164,505	$7.17	570,193	$9.87	100,135	$24.57
Vested	(146,201)	$12.01	(46,673)	$20.93	(6,069)	$19.34
Cancelled	-	NA	-	NA	-	NA
Forfeited	(70,226)	$10.04	(71,031)	$15.34	(1,912)	$23.54
Unvested at end of year	496,589	$9.28	548,511	$10.80	96,022	$24.04

During the year ended December 31, 2009, the Company granted 164,505 restricted stock awards.  Of these awards, 8,667 shares were granted with performance conditions based on achieving an EBITDA target for the year ended December 31, 2009.

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

During the year ended December 31, 2007, the Company granted 100,135 shares of restricted common stock to employees and members of the Board of Directors. The awards vest over a three to four-year period, depending on the terms of the award.

For awards with service conditions, including graded vesting if such award is granted to an employee, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.  For awards with market conditions, the Company recognizes stock-based compensation over the derived service period.  The weighted average period in which the Company expects to recognize the compensation expense for unvested awards is 1.7 years.  The remaining amount of $5,140 to be recognized as compensation expense for unvested awards as of December 31, 2009 is presented below.

Year Ended December 31,
2010	$2,425
2011	1,829
2012	689
2013	197
2014	-
Thereafter	-

Mr. Robert M. Chiste retired from the Company as Chairman of the Board of Directors, President and Chief Executive Officer, effective June 19, 2009, and resigned from the Company’s Board, effective June 20, 2009. In connection with his retirement, Mr. Chiste and the Company entered into a retirement agreement dated July 17, 2009, pursuant to which, related to equity awards, all unvested options held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full and remain exercisable for the lesser of their remaining terms or until March 31, 2013 and all restricted stock grants and any other equity-based awards held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full. As a result, the Company recorded an expense of $2,786 in non-cash stock-based compensation expense during the third quarter of 2009.

16.	Segment Information

As of December 31, 2009, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and services, such as installation and/or marketing, to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency. The Residential Business segment also provides marketing services. The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs, improve energy infrastructure reliability and make informed decisions on energy and renewable energy purchases and programs.

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

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities. All inter-operating segment revenues were eliminated in consolidation. Program administration services for the tracking and verification of renewable certificates are included in the Utility Products & Services segment’s results for the year ended December 31, 2009. The services were reported in the Commercial & Industrial Business segment in prior periods. Accordingly, the results of operations for the years ended December 31, 2008 and 2007 have been reclassified.

The following tables show operating results for each of the Company’s operating segments:

	Year Ended December 31, 2009
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$20,732	$-	$-	$-	$20,732
Service	10,683	39,585	27,844	-	78,112
Total revenue	31,415	39,585	27,844	-	98,844
Cost of revenue
Product	12,912	-	-	-	12,912
Service	6,116	25,662	20,958	-	52,736
Total cost of revenue	19,028	25,662	20,958	-	65,648
Gross profit	12,387	13,923	6,886	-	33,196
Operating expenses
General and administrative expenses	5,333	10,214	3,621	18,613	37,781
Marketing and selling expenses	3,602	6,674	4,564	2,897	17,737
Research and development expenses	4,878	-	-	-	4,878
Amortization of intangible assets	-	1,259	932	18	2,209
Operating loss	(1,426)	(4,224)	(2,231)	(21,528)	(29,409)
Other/interest expense (income), net	(12)	1,662	-	388	2,038
Loss before income taxes	$(1,414)	$(5,886)	$(2,231)	$(21,916)	$(31,447)

	Year Ended December 31, 2008
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$17,890	$-	$-	$-	$17,890
Service	4,568	34,652	20,128	-	59,348
Total revenue	22,458	34,652	20,128	-	77,238
Cost of revenue
Product	11,087	-	-	-	11,087
Service	1,810	14,914	15,524	-	32,248
Total cost of revenue	12,897	14,914	15,524	-	43,335
Gross profit	9,561	19,738	4,604	-	33,903
Operating expenses
General and administrative expenses	5,925	12,745	3,992	11,801	34,463
Marketing and selling expenses	2,474	6,957	3,503	2,804	15,738
Research and development expenses	1,137	-	-	-	1,137
Amortization of intangible assets	-	1,117	1,304	18	2,439
Impairment charges	-	-	75,432	-	75,432
Operating income (loss)	25	(1,081)	(79,627)	(14,623)	(95,306)
Other/interest expense (income), net	-	813	(38)	(1,074)	(299)
Income (loss) before income taxes	$25	$(1,894)	$(79,589)	$(13,549)	$(95,007)

(1)
In the year ended December 31, 2008, the Utility Products & Services segment recorded $2,089 in revenue, $1,467 in cost of revenue, and $622 in gross profit from the sale of demand response hardware and software to the Residential Business segment. These amounts were previously presented in an Eliminations column. As of January 1, 2009, the Company no longer recorded intercompany transactions. To conform to the presentation for the year ended December 31, 2009, these amounts have been included in the Utility Products & Services segment column.

	Year Ended December 31, 2007
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$14,812	$-	$-	$-	$14,812
Service	3,955	27,651	8,744	-	40,350
Total revenue	18,767	27,651	8,744	-	55,162
Cost of revenue
Product	9,450	-	-	-	9,450
Service	1,582	11,366	6,420	-	19,368
Total cost of revenue	11,032	11,366	6,420	-	28,818
Gross profit	7,735	16,285	2,324	-	26,344
Operating expenses
General and administrative expenses	5,481	7,220	1,981	7,390	22,072
Marketing and selling expenses	2,200	4,887	767	1,977	9,831
Research and development expenses	997	-	-	-	997
Amortization of intangible assets	-	279	658	36	973
Operating income (loss)	(943)	3,899	(1,082)	(9,403)	(7,529)
Other/interest expense (income), net	20	546	(47)	(1,591)	(1,072)
Income (loss) before income taxes	$(963)	$3,353	$(1,035)	$(7,812)	$(6,457)

(2)
In the year ended December 31, 2007, the Utility Products & Services segment recorded $2,213 in revenue, $1,669 in cost of revenue, and $544 in gross profit from the sale of demand response hardware and software to the Residential Business segment. These amounts were previously presented in an Eliminations column. As of January 1, 2009, the Company no longer recorded intercompany transactions. To conform to the presentation for the year ended December 31, 2009, these amounts have been included in the Utility Products & Services segment column.

17.           Related Party Transactions

An affiliate of AEI charged the Company’s Israeli subsidiary, Comverge Control Systems Ltd., $75 in the year ended December 31, 2007 in consideration of providing office space and certain accounting and administrative services, which amounts are included in general and administrative expense. As of December 31, 2007, the Company ceased operations of Comverge Control Systems Ltd. and no such charges were recorded for the years ended December 31, 2009 and 2008.

The Company entered into a restated communicating thermostat co-development and supply agreement dated as of June 1, 2005 with a holder of the Company’s Series A Preferred and Series B Preferred, or common stock subsequent to the conversion of all outstanding preferred stock upon completion of the initial public offering in April 2007. Pursuant to the agreement, such stockholder has agreed to develop one or more customized thermostats to be combined with the Company’s communication interfaces. The Company has agreed to pay such stockholder a specified amount for co-development expenses with respect to each customized thermostat model and a specified price for each unit produced. For the years ended December 31, 2008, and 2007, the Company paid such stockholder $3,037 and $2,561, respectively.

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

The lender of the convertible debt became a shareholder of the Company in March 2006 by investing in the Series C Preferred. Effective with the closing of the initial public offering in April 2007, all outstanding shares of preferred stock were converted on a one share for one share basis to common stock. For the years ended December 31, 2008 and 2007, the Company made interest payments on the convertible debt of $44 and $290, respectively. On March 14, 2008, the holder of the subordinated convertible debt converted the remaining outstanding balance and terminated the loan and security agreement. The non-detachable warrant related thereto terminated pursuant to its terms.

An executive officer of the Company held approximately 4% of the subordinated convertible promissory notes outstanding balance as of December 31, 2007. The portion of the subordinated convertible promissory note held by the executive officer was paid during the year ended December 31, 2008.

During the year ended December 31, 2008, a former executive officer of the Company served as a third-party consultant after his employment with the Company. The Company paid the former executive officer serving as a third-party consultant $61 during the months of October to December in 2008. The former executive officer continued to vest in outstanding stock awards during the term of his service agreement. The service agreement with the former executive officer ended, pursuant to its terms, on December 31, 2008.

The Company entered into a consulting agreement effective July 17, 2009 with Robert Chiste, former Chairman of the Board, President and Chief Executive Officer of the Company to provide certain consulting and advisory services to Comverge, including assistance in the transition to a new Chief Executive Officer, for a period of 12 months from his retirement date. In connection therewith, the Company paid Mr. Chiste $125 during the period from July 17, 2009 to December 31, 2009 and anticipates paying an additional $125 in 2010 through July 17, 2010.  In addition, pursuant to Mr. Chiste’s previous employment agreement, Mr. Chiste’s unvested stock options awards were vested and became fully exercisable and remain exercisable for the lesser of their remaining terms or until March 31, 2013.  All restricted stock grants and any other equity-based awards held by Mr. Chiste as of June 19, 2009 were also vested.

The Company entered into a consulting agreement effective January 31, 2008 with Scott Ungerer, a director of the Company, to provide strategic advice and other assistance to the Company from time to time. Upon Mr. Ungerer’s rejoining the Board of Directors in October 2009, the consulting agreement was terminated. No cash payments were made to Mr. Ungerer under the agreement during the year ended December 31, 2009.

During the year ended December 31, 2009, Comverge and Tangent Energy Solutions, a privately-held company, have a non-exclusive referral agreement whereby the Company would provide demand response services to Tangent and its customers.  Mr. Scott Ungerer, a director of the Company also serves on the board of directors of Tangent Energy Solutions and is the managing director of EnerTech Capital Funds, a beneficial owner of Comverge common stock.  EnerTech currently is a majority owner of Tangent Energy Solutions.  No services were provided and no payments were made under the agreement during the year ended December 31, 2009.

18.           Quarterly Financial Information (Unaudited)

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2009 and 2008. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this annual report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter ended in 2009
	March 31	June 30	September 30	December 31
Revenue
Product	$4,836	$5,077	$6,263	$4,556
Service	6,744	8,188	26,932	36,248
Total revenue	11,580	13,265	33,195	40,804
Cost of revenue
Product	3,104	2,982	3,793	3,033
Service	4,058	4,445	19,948	24,285
Total cost of revenue	7,162	7,427	23,741	27,318
Gross profit	4,418	5,838	9,454	13,486
Operating expenses
General and administrative expenses	7,889	8,101	12,419	9,372
Marketing and selling expenses	3,759	4,683	4,340	4,955
Research and development expenses	1,116	1,209	1,158	1,395
Amortization of intangible assets	552	552	553	552
Operating loss	(8,898)	(8,707)	(9,016)	(2,788)
Interest and other expense, net	195	369	376	1,098
Loss before income taxes	(9,093)	(9,076)	(9,392)	(3,886)
Provision for income taxes	42	65	52	60
Net loss	$(9,135)	$(9,141)	$(9,444)	$(3,946)

Net loss per share (basic and diluted)	$(0.43)	$(0.43)	$(0.44)	$(0.17)

Net loss for the fourth quarter of 2009 included one time expenses of $3,459, consisting of $2,705 for the acceleration of the vesting of 192,053 service-based stock options with exercise prices equal to or greater than $14.10 for certain of its employees and $754 of interest expense for the write-off of the remaining unamortized debt issuance costs related to the GECC debt.

	Quarter ended in 2008
	March 31	June 30	September 30	December 31
Revenue
Product	$3,202	$4,249	$4,796	$5,643
Service	7,251	5,272	19,489	27,336
Total revenue	10,453	9,521	24,285	32,979
Cost of revenue
Product	2,040	2,659	2,973	3,415
Service	4,005	3,037	14,060	11,146
Total cost of revenue	6,045	5,696	17,033	14,561
Gross profit	4,408	3,825	7,252	18,418
Operating expenses
General and administrative expenses	8,326	8,615	9,507	8,015
Marketing and selling expenses	4,000	3,856	4,314	3,568
Research and development expenses	368	168	140	461
Amortization of intangible assets	656	656	610	517
Impairment charges	-	-	75,432	-
Operating income (loss)	(8,942)	(9,470)	(82,751)	5,857
Interest and other expense (income), net	(211)	67	158	(313)
Income (loss) before income taxes	(8,731)	(9,537)	(82,909)	6,170
Provision (benefit) for income taxes	92	78	(1,140)	69
Net income (loss)	$(8,823)	$(9,615)	$(81,769)	$6,101

Net income (loss) per share (basic)	$(0.42)	$(0.45)	$(3.85)	$0.29

Net income (loss) per share (diluted)	$(0.42)	$(0.45)	$(3.85)	$0.28

19.           Subsequent Events

On February 5, 2010, Comverge, Inc. and its wholly owned subsidiaries Enerwise Global Technologies, Inc, Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY, LLC, Clean Power Markets, Inc., and Alternative Energy Resources, Inc., entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank. The second amendment increased the revolver loan by an additional $20 million bringing the total revolver loan to $30 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the facility by one year to December 2012.  In connection with the extension of the term of the credit facility, a commitment fee of $100 was paid on February 5, 2010, and additional commitment fees of $75 are payable on each of February 5, 2011 and February 5, 2012.

The interest on revolving loans under the amended facility accrues at either (a) a rate per annum equal to the greater of the Prime Rate or 4% plus the Prime Rate Advance Margin, or (b) a rate per annum equal to the LIBOR Advance Rate plus the LIBOR Rate Advance Margin, as such terms are defined in the amended facility agreement.  The second amendment also sets forth certain financial ratios to be maintained by the borrowers on a consolidated basis.  The obligations under the amended facility are secured by all assets of Comverge and its other borrower subsidiaries, including Alternative Energy Resources. All other terms and conditions of the credit facility remain the same and in full force and effect.

Subsequent events have been evaluated through the filing date of this Annual Report on Form 10-K for disclosure and recognition.

Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions	Additions		Balance at
	Beginning	Charged to Costs	Charged to		End of
Description	of Period	and Expenses	Other Accounts	Deductions	Period
Deducted from asset accounts
Year ended December 31, 2007
Allowance for doubtful accounts	$113	$125	$86	$-	$324
Allowance for inventory obsolescence	284	(135)	-	-	149
Valuation allowance on net deferred tax assets	13,169	-	8,318	-	21,487
Total	$13,566	$(10)	$8,404	$-	$21,960

Deducted from asset accounts
Year ended December 31, 2008
Allowance for doubtful accounts	$324	$213	$-	$(43)	$494
Allowance for inventory obsolescence	149	65	-	(16)	198
Valuation allowance on net deferred tax assets	21,487	-	10,377		31,864
Total	$21,960	$278	$10,377	$(59)	$32,556

Deducted from asset accounts
Year ended December 31, 2009
Allowance for doubtful accounts	$494	$66	$-	$(191)	$369
Allowance for inventory obsolescence	198	(10)	-	-	188
Valuation allowance on net deferred tax assets	31,864	-	11,551	-	43,415
Total	$32,556	$56	$11,551	$(191)	$43,972

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by  PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this annual report on Form 10-K.

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

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I, Item 1 of this Annual Report on Form 10-K. Except for the information set forth in “Executive Officers of the Registrant” at the end of Part I, Item 1, the information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2010.

Comverge, Inc.

By:	/s/R. Blake Young
R. Blake Young
Director, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Blake Young, Michael D. Picchi and John A. Waterworth, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/R. Blake Young	Director, President and Chief Executive Officer (Principal Executive Officer)	March 8, 2010
R. Blake Young
/s/Michael D. Picchi	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 8, 2010
Michael D. Picchi
/s/John A. Waterworth	Vice President and Corporate Controller (Principal Accounting Officer)	March 8, 2010
John A. Waterworth
/s/Nora Mead Brownell	Director	March 8, 2010
Nora Mead Brownell
/s/Alec G. Dreyer	Chairman of the Board	March 8, 2010
Alec G. Dreyer
/s/A. Laurence Jones	Director	March 8, 2010
A. Laurence Jones
/s/Joseph M. O'Donnell	Director	March 8, 2010
Joseph M. O’Donnell
/s/Scott B. Ungerer	Director	March 8, 2010
Scott B. Ungerer

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date
2.1		Agreement and Plan of Merger by and among the Company, Comverge Eagle Inc., Enerwise Global Technologies, Inc. and Stockholders’ Representatives as defined therein, dated June 27, 2007	Current Report on Form 8-K (File No. 001-33399)	June 27, 2007
2.2		Equity Purchase Agreement between Comverge, Inc., Comverge Giants, Inc., and Keith and Lori Hartman, dated September 29, 2007	Current Report on Form 8-K (File No. 001-33399)	October 4, 2007
3.1		Fifth Amended & Restated Certificate of Incorporation of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007
3.2		Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007
3.3		Amendment No. 1 to Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	January 4, 2008
4.1		Specimen Common Stock Certificate	Registration Statement on Form S-1 (File No. 137813)	February 8, 2007
4.2		Third Amended and Restated Investors’ Rights Agreement, dated February 14, 2006	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006
4.5		Form of Indenture	Registration Statement on Form S-3 (File No. 333-161400)	August 17, 2009
10.1	†	Advanced Energy Management Agreement between the Company and Gulf Power Company, dated September 16, 1996	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.2	†	Contract between the Company and PacifiCorp dated March 26, 2003.	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.3	†	Demand Response Capacity Agreement between the Company and San Diego Gas & Electric Company, dated October 6, 2003	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.4	†	Agreement for Supplemental Installed Capacity – Southwest Connecticut between the Company and ISO New England, Inc., dated April 13, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.5	†	Supply Agreement between the Company and Telco Solutions III, LLC, effective September 27, 2004	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.6	†	Restated Communicating Thermostat Co-Development and Supply Agreement between the Company and White-Rodgers Division of Emerson Electric Co., effective March 8, 2004.	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date
10.7	&	Form of Stock Option Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.8	&	Form of Notice of Stock Option Grant	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.9	&	Form of Stock Issuance Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.10	&	Form of Non-qualified Stock Option Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.11	&	Form of Restricted Stock Grant Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.12		Form of Indemnification Agreement	Registration Statement on Form S-1 (File No. 333-146837)	October 5, 2006
10.13
Loan and Security Agreement by and among Comverge, Inc., Enerwise Global Technologies, Inc., Comverge Giants, Inc., Public Energy Solutions, LLC, Public Energy Solutions NY, LLC and Clean Power Markets, Inc. and Silicon Valley Bank, dated November 6, 2008
			Quarterly Report on Form 10-Q (File No. 001-33399)	November 12, 2008
10.14		2007 Non-employee Director Compensation Plan	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007
10.15		Second Amendment to Demand Response Capacity Delivery Agreement between the Company and San Diego Gas & Electric Company, effective January 19, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007
10.16	†	Demand Response Capacity Delivery Agreement between the Company and Public Service Company of New Mexico, dated January 31, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	April 5, 2007
10.17	†	Demand Response Capacity Delivery Agreement between the Company and Pacific Gas and Electric Company, dated February 25, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	March 5, 2007
10.18	†	Demand Response Resource Purchase Agreement between Southern California Edison and the Company’s subsidiary, Alternative Energy Resources, Inc., dated October 16, 2007	Current Report on Form 8-K (File No. 001-33399)	October 22,2007
10.19	&	Amended and Restated Comverge, Inc. 2006 Long Term Incentive Plan, effective March 24, 2008	Definitive 14A Proxy Statement (File No. 001-33399)	April 7, 2008

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date
10.20		Amended and Restated Registration Rights Agreement, dated October 16, 2007	Registration Statement on Form S-1 (File No. 001-33399)	October 22, 2007
10.21	†	Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-subsidiary of Comverge, dated February 6, 2008	Quarterly Report on Form 10-Q (File No. 001-33399)	May 13, 2008
10.22	†	Commercial and Industrial Load Management Agreement by and between Arizona Public Service Company and Alternative Resources, Inc., a wholly-owned subsidiary of the Company, dated September 12, 2008	Quarterly Report on Form 10-Q (File No. 001-33399)	November 12, 2008
10.23	†	Direct Load Control Solution Agreement by and between PEPCO Holdings, Inc. and Comverge, Inc., dated January 21, 2009	Annual Report on Form 10-K/A (Amendment No. 2) (File No. 001-33399)	November 10, 2009
10.24		Retirement Agreement, Robert M. Chiste, dated July 17, 2009	Quarterly Report on Form 10-Q (File No. 001-33399)	August 6, 2009
10.25		Consulting Agreement, Robert M. Chiste, dated July 17, 2009	Quarterly Report on Form 10-Q (File No. 001-33399)	August 6, 2009
10.26	&	Form of Retention Bonus	Quarterly Report on Form 10-Q (File No. 001-33399)	August 6, 2009
10.27	& *	Executive Employment Agreement, Michael Picchi, dated September 29, 2009
10.28	& *	Executive Employment Agreement, Edward Myszka, dated September 29, 2009
10.29	& *	Executive Employment Agreement, Matthew Smith, dated September 29, 2009
10.30	& *	Executive Employment Agreement, Arthur Vos, dated September 29, 2009
10.31	& *	Executive Employment Agreement, R. Blake Young, dated February 18, 2010
10.32	& *	Executive Employment Agreement, Frank A. Magnotti, dated September 30, 2009
10.33	& *	Separation Agreement and General Release, Frank A. Magnotti, dated December 31, 2009
10.34	*	Consulting Agreement, Frank A. Magnotti, dated December 31, 2009

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date
10.35	† *	Amendment to Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-subsidiary of Comverge, dated October 30, 2009
10.36
Second Amendment to Loan and Security Agreement by and among Comverge, Inc., Enerwise Global Technologies, Inc., Comverge Giants, Inc., Public Energy Solutions, LLC, Public Energy Solutions NY, LLC and Clean Power Markets, Inc., Alternative Energy Resources, Inc. and Silicon Valley Bank, dated February 5, 2010
			Current Report on Form 8-K (File No. 001-33399)	February 12, 2010
21	*	List of subsidiaries of the Company
23.1	*	Consent of Independent Registered Public Accounting Firm
24.1	*	Powers of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K)
31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

&	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.