Form 10-Q
period 2010-03-31
COMVERGE, INC.
filed 2010-05-10
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

There were 25,141,300 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on May 3, 2010.

Comverge, Inc.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$5,612	$16,069
Restricted cash	1,344	3,000
Marketable securities	34,966	34,409
Billed accounts receivable, net	9,683	8,119
Unbilled accounts receivable	8,417	11,873
Inventory, net	6,840	6,605
Deferred costs	2,717	1,715
Other current assets	1,406	938
Total current assets	70,985	82,728

Restricted cash	2,758	2,636
Property and equipment, net	18,692	18,340
Intangible assets, net	8,075	8,779
Goodwill	8,179	8,179
Other assets	290	235
Total assets	$108,979	$120,897

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,024	$6,874
Accrued expenses	7,261	11,574
Deferred revenue	10,772	5,890
Current portion of long-term debt	3,000	3,000
Other current liabilities	4,726	5,648
Total current liabilities	31,783	32,986

Long-term liabilities
Deferred revenue	1,168	1,203
Long-term debt	9,000	9,750
Other liabilities	2,712	2,914
Total long-term liabilities	12,880	13,867

Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 25,152,529 and outstanding 25,143,753 shares as of March 31, 2010 and issued 25,072,764 and outstanding 25,067,102 shares as of December 31, 2009	25	25
Additional paid-in capital	259,160	258,660
Common stock held in treasury, at cost, 8,776 and 5,662 shares as of March 31, 2010 and December 31, 2009, respectively	(98)	(63)
Accumulated deficit	(194,780)	(184,596)
Accumulated other comprehensive income	9	18
Total shareholders' equity	64,316	74,044
Total liabilities and shareholders' equity	$108,979	$120,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenue
Product	$5,461	$4,836
Service	7,920	6,744
Total revenue	13,381	11,580
Cost of revenue
Product	3,624	3,104
Service	5,042	4,058
Total cost of revenue	8,666	7,162
Gross profit	4,715	4,418
Operating expenses
General and administrative expenses	8,098	7,889
Marketing and selling expenses	4,778	3,759
Research and development expenses	1,365	1,116
Amortization of intangible assets	536	552
Operating loss	(10,062)	(8,898)
Interest and other expense, net	62	195
Loss before income taxes	(10,124)	(9,093)
Provision for income taxes	60	42
Net loss	$(10,184)	$(9,135)

Net loss per share (basic and diluted)	$(0.41)	$(0.43)

Weighted average shares used in computation	24,577,453	21,366,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(10,184)	$(9,135)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	282	250
Amortization of intangible assets	704	679
Stock-based compensation	482	1,387
Other	230	91
Changes in operating assets and liabilities
Billed and unbilled accounts receivable, net	1,960	5,313
Inventory, net	(275)	27
Deferred costs and other assets	(515)	335
Accounts payable	(690)	(2,327)
Accrued expenses and other liabilities	(5,266)	(2,238)
Deferred revenue	4,847	7,018
Net cash (used in) provided by operating activities	(8,425)	1,400

Cash flows from investing activities
Changes in restricted cash	1,534	893
Purchases of marketable securities	(9,110)	(4,019)
Maturities of marketable securities	8,350	11,900
Purchases of property and equipment	(1,765)	(3,941)
Net cash (used in) provided by investing activities	(991)	4,833

Cash flows from financing activities
Borrowings under credit agreement	-	2,339
Repayment of debt facility	(750)	-
Other	(291)	(52)
Net cash (used in) provided by financing activities	(1,041)	2,287

Net change in cash and cash equivalents	(10,457)	8,520
Cash and cash equivalents at beginning of period	16,069	19,571
Cash and cash equivalents at end of period	$5,612	$28,091

Cash paid for interest	$161	$330
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(231)	$(17)

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2010 and the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2009 on Form 10-K filed on March 8, 2010.

The condensed consolidated balance sheet as of December 31, 2009 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Revenue Recognition – Utility Products & Services

The Company sells hardware products and services directly to utilities for use and deployment by the utility. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and the following criteria have been met: delivery has occurred, the price is fixed and determinable, collection is probable, and persuasive evidence of an arrangement exists.  The Company reports shipping and handling revenue and its associated costs in revenue and cost of revenue, respectively.

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

 Revenue Recognition - Residential Business

The Company defers revenue and the associated cost of revenue related to certain long-term Virtual Peaking Capacity, or VPC, contracts until such time as the annual contract payment is fixed and determinable. The Company invoices VPC customers on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.  Once a participant enrolls in one of the Company’s VPC programs, the Company installs a digital control unit or thermostat at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated as cost of revenue over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  The Company also records telecommunications costs related to the network as cost of revenue.  The cost of revenue is recognized contemporaneously with revenue.

The current deferred revenue and deferred cost of revenue as of March 31, 2010 and December 31, 2009 are provided below:

	March 31,	December 31,
	2010	2009
Deferred revenue:
VPC contract related	$8,323	$3,443
Other	2,449	2,447
Current deferred revenue	$10,772	$5,890

Deferred cost of revenue:
VPC contract related	$2,082	$1,072
Other	635	643
Current deferred cost of revenue	$2,717	$1,715

The Company enters into agreements to provide base load capacity. Energy efficiency revenues are earned based on the Company’s ability to achieve committed capacity through base load reduction. In order to provide capacity, the Company delivers and installs demand side management measures. The base load capacity contracts require the Company to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. The Company defers revenue and associated cost of revenue until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts contain multiple deliverables, or elements, which require the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method, since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

Revenue Recognition - Commercial & Industrial Business

The Company enters into agreements to provide commercial and industrial demand response services. The demand response programs require the Company to provide electric capacity through demand reduction when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial participants’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a demand response test.  The Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed and determinable.

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

Comprehensive Loss

The Company reports total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, other comprehensive loss includes those amounts relating to unrealized gains and losses on investment securities classified as available for sale.

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2010	2009

Net loss	$(10,184)	$(9,135)
Unrealized loss on marketable securities	(9)	(11)
Comprehensive loss	$(10,193)	$(9,146)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers, such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers.  During the three months ended March 31, 2010, the Company had one customer which accounted for 17% of the Company’s revenue. The total accounts receivable from this customer was $2,806 as of March 31, 2010, or 16% of net accounts receivable outstanding. During the three months ended March 31, 2009, the Company had one customer which accounted for 18% of the Company’s revenue.  No other customer accounted for more than 10% of the Company’s total revenue during the three months ended March 31, 2010 and 2009.

The Company is subject to concentrations of credit risk from its cash and cash equivalents and short term investments. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact of the adoption on its consolidated financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. These amendments did not have an impact on the consolidated financial results as this guidance relates only to additional disclosures.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.  The update removes the requirement to disclose a date through which subsequent events have been evaluated.   The update is effective for interim or annual periods ending after June 15, 2010.  The change in disclosure will not have a material impact on the Company’s financial position, results of operation or cash flows.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the three months ended March 31, 2010 and 2009, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	Three Months Ended March 31,
	2010	2009
Subordinated debt convertible to common stock	-	16,986
Unvested restricted stock awards	556,097	633,426
Outstanding options	2,539,865	2,269,868
Total	3,095,962	2,920,280

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as well as the balance sheet classification as of March 31, 2010 and December 31, 2009 is presented below.

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$11,002	$-	$-	$11,002	$4,900	$4,102	$2,000
Commercial paper	6,845	-	-	6,845	-	-	6,845
Corporate debentures/bonds	26,112	24	(15)	26,121	-	-	26,121
Total marketable securities	43,959	24	(15)	43,968	4,900	4,102	34,966
Cash in operating accounts	712	-	-	712	712	-	-
Total	$44,671	$24	$(15)	$44,680	$5,612	$4,102	$34,966

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$15,622	$-	$-	$15,622	$10,406	$2,216	$3,000
Commercial paper	6,142	-	-	6,142	-	-	6,142
Corporate debentures/bonds	26,249	45	(27)	26,267	1,000	-	25,267
Total marketable securities	48,013	45	(27)	48,031	11,406	2,216	34,409
Cash in operating accounts	8,083	-	-	8,083	4,663	3,420	-
Total	$56,096	$45	$(27)	$56,114	$16,069	$5,636	$34,409

Realized gains and losses to date have not been material. Interest income for the three months ended March 31, 2010 and 2009 was $261 and $237, respectively.

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

•
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions market participants would use in pricing the asset or liability.

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

The table below presents marketable securities, grouped by fair value levels, as of March 31, 2010 and December 31, 2009.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$11,002	$9,002	$2,000	$-
Commercial paper	6,845	-	6,845	-
Corporate debentures/bonds	26,121	-	26,121	-
Total	$43,968	$9,002	$34,966	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,622	$12,622	$3,000	$-
Commercial paper	6,142	-	6,142	-
Corporate debentures/bonds	26,267	-	26,267	-
Total	$48,031	$12,622	$35,409	$-

5.	Inventory, net

Inventory as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Raw materials and supplies	$898	$689
Finished goods	5,942	5,916
Total inventory, net	$6,840	$6,605

As of March 31, 2010 and December 31, 2009, there were provisions of $189 and $188, respectively, for inventory identified as slow-moving, obsolete or unusable.

6.	Long-Term Debt

On February 5, 2010, Comverge, Inc. and its wholly owned subsidiaries Enerwise Global Technologies, Inc, Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY, LLC, Clean Power Markets, Inc., and Alternative Energy Resources, Inc., entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank. The second amendment increased the revolver loan by an additional $20,000 bringing the total revolver loan to $30,000 for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the facility by one year to December 2012.  In connection with the extension of the term of the credit facility, a commitment fee of $100 was paid on February 5, 2010, and additional commitment fees of $75 are payable on each of February 5, 2011 and February 5, 2012.  As of March 31, 2010, the Company had $4,614 of outstanding letters of credit and $25,386 of borrowing availability from the revolver loan.

The interest on revolving loans under the amended facility accrues at either (a) a rate per annum equal to the greater of the Prime Rate or 4% plus the Prime Rate Advance Margin, or (b) a rate per annum equal to the LIBOR Advance Rate plus the LIBOR Rate Advance Margin, as such terms are defined in the amended facility agreement.  The second amendment also sets forth certain financial ratios to be maintained by the borrowers on a consolidated basis.  The obligations under the amended facility are secured by all assets of Comverge and its other borrower subsidiaries, including Alternative Energy Resources, Inc. All other terms and conditions of the credit facility remain the same and in full force and effect.

Long-term debt as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company's assets, maturing in December 2012, interest payable at a variable rate (3.23% and 3.28% as of March 31, 2010 and December 31, 2009)	$12,000	$12,750
Total debt	12,000	12,750
Less: Current portion of long-term debt	(3,000)	(3,000)
Total long-term debt	$9,000	$9,750

7.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s stockholders in May 2008 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 6,156,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of March 31, 2010, 831,915 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three months ended March 31, 2010 and 2009 was $482 and $1,387, respectively.

 A summary of the Company’s stock option activity for the three months ended March 31, 2010 is presented below:

	March 31, 2010
		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices
Outstanding at beginning of period	1,988,400	$12.63	$0.58-$34.23
Granted	673,793	10.30	$10.23-$10.39
Exercised	(9,969)	1.85	$0.58-$5.03
Cancelled	(20,169)	30.55	$13.68-$34.23
Forfeited	(92,190)	7.04	$3.76-$18.00
Outstanding at end of period	2,539,865	$12.11	$0.58-$34.23
Exercisable at end of period	1,436,007	$14.07	$0.58-$34.23

	Outstanding as of March 31, 2010			Exercisable as of March 31, 2010
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	273,477	2.0	$0.74	273,477	2.0	$0.73
$2.40 - $3.99	47,702	1.5	2.83	47,334	1.5	2.83
$4.00 - $7.99	304,025	5.3	4.46	107,729	4.3	4.23
$8.00-$10.33	568,766	6.5	10.11	52,221	4.6	9.22
$10.34 - $14.09	633,453	5.2	11.60	249,653	3.3	12.31
$14.10 - $17.99	11,875	1.1	14.10	11,875	1.1	14.10
$18.00 - $23.53	473,241	3.6	18.08	466,392	3.5	18.08
$23.54	17,896	3.6	23.54	17,896	3.6	23.54
$23.55 - $36.00	209,430	3.7	32.64	209,430	3.7	32.64
	2,539,865	4.6	$12.11	1,436,007	3.2	$14.07

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

	Three Months Ended March 31,
	2010	2009
Risk-free interest rate	2.12%	1.67%
Expected term of options, in years	4.6	4.5
Expected annual volatility	70%	70%
Expected dividend yield	0%	0%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2010 and 2009 was $5.84 and $2.40, respectively.

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2010 is presented below:

	March 31, 2010
		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at beginning of year	496,589	$9.28
Granted	134,300	10.28
Vested	(10,288)	13.94
Cancelled	-	NA
Forfeited	(64,504)	8.68
Unvested at end of year	556,097	$9.53

8.	Segment Information

As of March 31, 2010, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and services, such as installation and/or marketing, to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs and make informed decisions on energy and renewable energy purchases and programs.

Management has three primary measures of segment performance: revenue, gross profit and operating income. Substantially all of our revenues are generated with domestic customers. The Utility Products & Services segment product and service cost of revenue includes materials, labor and overhead. Within the Residential Business segment, cost of revenue is based on operating costs of the demand response networks, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network, and build-out costs of the base load energy efficiency networks, primarily lighting costs and installation services related to energy efficiency upgrades. The Commercial & Industrial Business segment’s cost of revenue includes participant payments for the demand response services as well as materials, labor and overhead for the energy management services. Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities.

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended March 31, 2010
	Utility		Commercial &	Corporate
	Products &	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$5,461	$-	$-	$-	$5,461
Service	3,619	2,099	2,202	-	7,920
Total revenue	9,080	2,099	2,202	-	13,381
Cost of revenue
Product	3,624	-	-	-	3,624
Service	2,368	1,339	1,335	-	5,042
Total cost of revenue	5,992	1,339	1,335	-	8,666
Gross profit	3,088	760	867	-	4,715
Operating expenses
General and administrative expenses	1,760	2,541	776	3,021	8,098
Marketing and selling expenses	776	1,751	1,491	760	4,778
Research and development expenses	1,365	-	-	-	1,365
Amortization of intangible assets	-	299	233	4	536
Operating loss	(813)	(3,831)	(1,633)	(3,785)	(10,062)
Interest and other expense (income), net	3	-	(6)	65	62
Loss before income taxes	$(816)	$(3,831)	$(1,627)	$(3,850)	$(10,124)

	Three Months Ended March 31, 2009
	Utility		Commercial &	Corporate
	Products &	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$4,836	$-	$-	$-	$4,836
Service	1,825	3,952	967	-	6,744
Total revenue	6,661	3,952	967	-	11,580
Cost of revenue
Product	3,104	-	-	-	3,104
Service	773	2,643	642	-	4,058
Total cost of revenue	3,877	2,643	642	-	7,162
Gross profit	2,784	1,309	325	-	4,418
Operating expenses
General and administrative expenses	1,077	2,576	827	3,409	7,889
Marketing and selling expenses	839	1,213	849	858	3,759
Research and development expenses	1,116	-	-	-	1,116
Amortization of intangible assets	-	315	233	4	552
Operating loss	(248)	(2,795)	(1,584)	(4,271)	(8,898)
Interest and other expense (income), net	4	211	-	(20)	195
Loss before income taxes	$(252)	$(3,006)	$(1,584)	$(4,251)	$(9,093)

9.	Subsequent Event

In April 2010, the Company committed pre-auction cash collateral of approximately $18,000 in advance of the 2013-2014 Base Residual Auction to be conducted by PJM Interconnection in May 2010.  The amount was funded with borrowings under the Company’s $30,000 revolver loan with Silicon Valley Bank.  All, a portion or none of the deposits may be returned to the Company during the second quarter pending the completion of the open market auction process.  After the auction is completed, the Company expects to replace its cash collateral with a letter of credit for the entire amount of post-auction collateral required.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 8, 2010, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q to be filed in 2010. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2010 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a clean energy company providing technologically advanced demand management solutions and load capacity which improve the evolving Smart Grid.  We provide our solutions to electric utilities, grid operators and associated electricity markets.  As an alternative to the traditional method of providing capacity by building a new power plant, we deliver our solutions through demand management products, services and systems that decrease energy consumption.  Our demand management solutions utilize state-of-the-art advancements in hardware, software, and services—the solutions are designed, built and operated for the benefit of our customers, which serve residential, commercial and industrial consumers.  We provide capacity to our customers either through long-term contracts or through open markets where we actively manage electrical demand or by selling demand management solutions to customers for their operation.  The capacity we deliver is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability.

We provide our clean energy solutions through our three reporting segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial, or C&I, Business segment.  The Utility Products & Services segment sells solutions comprising hardware, our Apollo software and services, such as installation, marketing, IT integration and project management, to utilities that elect to own and operate demand management networks for their own benefit.  The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The C&I Business segment provides demand response and energy management services to utilities and associated electricity markets that enable commercial and industrial customers to reduce energy consumption and total costs and make informed decisions on energy and renewable energy purchases and programs.

As of March 31, 2010, we owned or managed 3,334 megawatts, an increase of 435 megawatts or 15% from December 31, 2009.  We include megawatts as owned or managed if there is a contract in place that requires us to either provide capacity to the utility or open market; provide a turnkey program to a utility; or manage megawatts for a fee.  The table below summarizes the megawatts we own or manage by segment.

	As of March 31, 2010
			Commercial &
	Utility Products	Residential	Industrial	Total
	& Services	Business	Business	Comverge
Megawatts owned or managed under capacity contracts	-	640	270	910
Megawatts owned for sale in open market programs	-	40	1,392	1,432
Megawatts managed under turnkey contracts	555	-	-	555
Megawatts managed for a fee on a pay-for-performance basis	-	-	437	437
Megawatts owned or managed	555	680	2,099	3,334

Megawatts owned or managed under capacity contracts

As of March 31, 2010, we owned or managed 910 megawatts of contracted capacity from VPC and energy efficiency contracts. Our existing VPC contracts represented contracted capacity of 817 megawatts and our energy efficiency contracts represented contracted capacity of 93 megawatts.  The table below presents the activity in megawatts of contracted capacity during the first quarter of 2010.

Megawatts
under
Capacity Contracts
As of December 31, 2009	898
Expansion of existing VPC program	12
As of March 31, 2010	910

Cumulatively, we have installed capacity of 521 megawatts under our VPC and energy efficiency capacity contracts as of March 31, 2010 compared to 462 megawatts as of December 31, 2009, an increase of 59 megawatts. The main components of the change are an increase of 58 megawatts installed during the three months ended March 31, 2010 in our existing VPC programs and an increase of 1 megawatt from the energy efficiency program during the three months ended March 31, 2010. The table below presents contracted, installed and available capacity as of March 31, 2010 and December 31, 2009, respectively.

(Megawatts)	March 31, 2010	December 31, 2009
Contracted capacity	910	898
Installed capacity (1)	521	462
Available capacity (2)	481	421

(1)
For residential VPC programs, installed capacity generally refers to the number of devices installed multiplied by the historically highest demonstrated available capacity provided per device for the applicable service territory.  For C&I VPC programs, installed capacity generally refers to the megawatts that our participants have committed to shed.

(2)
Available capacity represents the amount of electric capacity that we have made available to our customers during each contract year based on the results of our measurement and verification process. For residential VPC programs, we have used the most recently settled measurement and verification results to present available capacity for each period, which is typically measured during the fourth quarter of each year.  For C&I VPC programs, we have assumed that our participants will shed the committed capacity as included in installed capacity.

Megawatts owned for sale in open markets

As of March 31, 2010, we had 1,432 megawatts enrolled in open market programs.  During the first quarter of 2010, we added 238 megawatts owned for sale in open market programs in which we participate.

Megawatts managed under turnkey contracts

As of March 31, 2010, we managed 555 megawatts under turnkey contracts, an increase of 185 megawatts from December 31, 2009. The increase of 185 megawatts consists of 40 megawatts from an expansion of our program with Pepco Holdings, Inc. in January 2010 and 145 megawatts from our newly executed agreement with PECO.  Under both agreements, we will provide a full turnkey program, including hardware, installation, marketing and call center services.

Recent Developments

In April 2010, we committed pre-auction cash collateral of approximately $18 million in advance of the 2013-2014 Base Residual Auction conducted by PJM Interconnection in May 2010.  The amount was funded with borrowings under our $30 million revolver loan with Silicon Valley Bank.  All, a portion or none of the deposits may be returned to us during the second quarter pending the completion of the open market auction process.  After the auction is completed, we expect to replace our cash collateral with a letter of credit for the entire amount of post-auction collateral required.

The contract executed in July 2009 with a major Virginia-based energy provider received partial regulatory approval during the first quarter of 2010.  The C&I VPC program for contracted capacity of 117 megawatts was not approved by the Virginia State Corporation Commission.  However, the $15 million residential portion of the contract to provide our hardware and software to 150,000 homes was approved.  We will begin delivering on the approved portion of the contract this year.

2010 Current Outlook

As of the date of this filing, we are reaffirming our revenue outlook for full year 2010 and expect revenues to be in the range of $125 to $137 million.  We also expect to grow total megawatts under management by 800 megawatts.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our utility customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, energy efficiency contracts, and open market bidding programs. As of March 31, 2010, we estimated that our total payments to be received through 2024 were approximately $558 million.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this report should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods differing significantly from management’s current estimates. See “Risk Factors—We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments” as contained in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.  The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•
Our existing VPC contracts as of March 31, 2010 represented contracted capacity of 817 megawatts. In calculating an estimated $250 million of payments from our VPC contracts as of March 31, 2010, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.

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

•
Payments from long-term contracts include $26.2 million that we expect to recognize as revenue over the remainder of this year, which we include in backlog. Payments from long-term contracts exclude $4.5 million of payments which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next twelve months.

Energy Efficiency Contracts:

•
Our existing energy efficiency contracts as of March 31, 2010 represent potential base load contracted capacity of 93 megawatts. In calculating the estimated $54 million in payments from these contracts, we have assumed we will complete full build-out of the entire remaining megawatts under contract by the end of 2012. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Open Market Programs:

•
As of March 31, 2010, we had up to 683 megawatts bid into various capacity open market programs with PJM Interconnection, LLC. We currently expect to receive approximately $70 million in long term payments through the year 2013. We also have megawatts bid into open market programs in other geographical service territories from which we currently expect to receive $8 million through the year 2012.  In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity in certain programs with new enrollments.

Turnkey Contracts:

•
Our turnkey contracts as of March 31, 2010 represent $138 million in payments expected to be received through the year 2013 with five utility customers to provide products, software, and services, including program management, installation, and/or marketing. Payments from turnkey contracts are based on contractual minimum order volumes, forecasted installations and other services applied over the term of the contract.

Other Contracts:

•	We expect to receive an estimated $38 million in payments through 2014 pursuant to currently executed contracts for our Smart Grid solutions.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2009, 2008 and 2007 was $31.7 million, $94.1 million and $6.6 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this report.

Backlog
Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of March 31, 2010, we had contractual backlog of $120 million through March 31, 2011.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue

The following table summarizes our revenues for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
			Percent
	2010	2009	Change
Segment Revenue:
Utility Products & Services	$9,080	$6,661	36%
Residential Business	2,099	3,952	(47)
Commercial & Industrial Business	2,202	967	128
Total	$13,381	$11,580	16%

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $9.1 million for the three months ended March 31, 2010 compared to $6.7 million for the three months ended March 31, 2009, an increase of $2.4 million or 36%. The increase in revenue is due to an increase of $0.6 million in product sales, primarily due to an increase of $1.5 million in Superstat and other product revenue partially offset by a decrease of $0.9 million in digital control unit revenue. Service revenue increased by $1.8 million, mainly due to revenue contributed from the operation of our turnkey programs, which includes such services as installation, marketing, and/or program management.

Residential Business Revenue

Our Residential Business segment had revenue of $2.1 million for the three months ended March 31, 2010 compared to $4.0 million for the three months ended March 31, 2009, a decrease of $1.9 million or 47%. Of the $1.9 million decrease, $1.5 million is due to the energy efficiency programs and $0.4 million is due to the Residential Business’ VPC programs.  The decrease of $1.5 million in energy efficiency revenue was due to a decline in the number of installations we performed during the first quarter of 2010.  During the three months ended March 31, 2010 and 2009, we recognized $0.3 million and $0.7 million, respectively, of VPC revenue related to the final settlement of certain VPC programs. For these VPC programs, we recognized a floor, as agreed to with our customers, for the programs during the previous year and the revenue recognized in the first quarter is incremental revenue greater than the floor.

We defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Deferred revenue and deferred charges related to VPC contracts are presented below:

	As of			As of
	March 31,	December 31,	Percent	March 31,	December 31,	Percent
	2010	2009	Change	2009	2008	Change
VPC Contract Related:
Deferred revenue	$8,323	$3,443	142%	11,474	$4,271	169%
Deferred cost of revenue	2,082	1,072	94%	3,232	791	309%

Deferred revenue as of March 31, 2010 increased by $4.9 million from December 31, 2009 as compared to a $7.2 million increase in deferred revenue from December 31, 2008 to March 31, 2009. During the first quarter of 2010, deferred revenue increased at a lesser amount due to our Nevada VPC program, which has transitioned from an aggressive growth phase to primarily maintenance of the megawatts previously deployed.  Payments for maintenance in the Nevada VPC program are less than those received during the original build out of the program.

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment had revenue of $2.2 million for the three months ended March 31, 2010 compared to $1.0 million for the three months ended March 31, 2009, an increase of $1.2 million or 128%. The Commercial & Industrial Business segment had revenue of $1.7 million and $0.3 million in demand response services, mainly from our megawatts in open markets, for the three months ended March 31, 2010 and 2009, respectively.  The increase of $1.4 million was mainly due to providing increased megawatts in open market programs in geographic service territories throughout the nation.  The increase in revenue from open market programs was partially offset by a decrease of $0.2 million in our energy management services for the three months ended March 31, 2010 as compared to prior period due to the decline in our engineering projects.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
	2010		2009
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services	$3,088	34%	$2,784	42%
Residential Business	760	36	1,309	33
Commercial & Industrial Business	867	39	325	34
Total	$4,715	35%	$4,418	38%

Utility Products & Services Gross Profit and Gross Margin

Gross profit from our Utility Products & Services segment was $3.1 million for the three months ended March 31, 2010 compared to $2.8 million for the three months ended March 31, 2009, an increase of $0.3 million or 11%.  The increase in gross profit is due to an increase in hardware units sold as well as the gross profit contributed from the operation of our turnkey programs. During the three months ended March 31, 2010, we shipped approximately 42,000 digital control units and Superstats compared to 41,000 digital control units and Superstats during the three months ended March 31, 2009.  Gross margin for the three months ended March 31, 2010 was 34%, a decrease of 8 percentage points from the three months ended March 31, 2009.  The decrease in gross margin is due to the operation of our largest turnkey program, which began in the second quarter of the prior year.  As we continue to expand our turnkey programs, we expect future gross margins for the segment to be consistent with the reported gross margin for the three months ended March 31, 2010, as the growth in lower margin service offerings become proportionally more significant.  While our turnkey programs have lower gross margins, we generally incur less incremental selling, general and administrative expenses in operating these programs.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $0.8 million for the three months ended March 31, 2010 compared to $1.3 million for the three months ended March 31, 2009, a decrease of $0.5 million or 38%. The decrease in gross profit is due to a decrease of $0.4 million from our VPC programs and $0.3 million from our energy efficiency programs partially offset by an increase of $0.2 million from our marketing and other services.  Gross margin for the three months ended March 31, 2010 was 36% compared to a gross margin of 33% for the three months ended March 31, 2009, an increase of 3 percentage points. The increase in gross margin was mainly due to our marketing and other services partially offset by a lower gross margin from our energy efficiency programs for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Commercial & Industrial Business Gross Profit and Gross Margin

During the three months ended March 31, 2010 and 2009, our Commercial & Industrial Business segment’s gross profit was $0.9 million and $0.3 million, respectively, an increase of $0.6 million or 200%. The increase of $0.6 million is due to an increase in gross profit from our megawatts enrolled in open markets.  Gross margin for the three months ended March 31, 2010 was 39% compared to gross margin of 34% for the three months ended March 31, 2009, an increase of 5 percentage points, due to the higher margins realized for those megawatts enrolled in open markets.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,
			Percent
	2010	2009	Change
Operating Expenses:
General and administrative expenses	$8,098	$7,889	3%
Marketing and selling expenses	4,778	3,759	27
Research and development expenses	1,365	1,116	22
Amortization of intangible assets	536	552	(3)
Total	$14,777	$13,316	11%

General and Administrative Expenses

General and administrative expenses were $8.1 million for the three months ended March 31, 2010 compared to $7.9 million for the three months ended March 31, 2009, an increase of $0.2 million or 3%. The increase in general and administrative expenses was due to an increase of $0.4 million in compensation and benefits, $0.3 million in professional fees and $0.3 million in other expenses partially offset by a decrease of $0.8 million in stock-based compensation.

Marketing and Selling Expenses

Marketing and selling expenses were $4.8 million for the three months ended March 31, 2010 compared to $3.8 million for the three months ended March 31, 2009, an increase of $1.0 million or 27%. The increase in marketing and selling expenses was mainly due to an increase of $0.8 million in compensation and benefits, mainly as a result of the current expansion of our C&I sales force, as well as an increase of $0.2 million in VPC customer acquisition costs.

Although VPC revenue for the current contract year was deferred during the three months ended March 31, 2010 and 2009, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $1.1 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of solutions to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $1.4 million for the three months ended March 31, 2010 and $1.1 million for the three months ended March 31, 2009, an increase of $0.3 million or 22%. The increase in research and development expenses is mainly due to an increase and re-deployment in headcount and an increase in contractors to develop new solutions, including our AMI-enabled hardware products and our Apollo software.

Amortization of Intangible Assets

Amortization of intangible assets was $0.5 million for the three months ended March 31, 2010 compared to $0.6 million for the three months ended March 31, 2009, a decrease of $16,000 or 3%. In addition to the amortization presented in operating expenses, we also recorded $0.2 million and $0.1 million in amortization expense for three months ended March 31, 2010 and 2009, respectively, in our cost of revenue. We record amortization expense as we amortize the intangibles from our acquisitions completed in 2007 and our technology licenses purchased in 2009.

Interest and Other Expense, Net

We recorded net interest and other expense of $0.1 million during the three months ended March 31, 2010 compared to $0.2 million during the three months ended March 31, 2009. The decrease in expense is due to the decrease in our outstanding debt facilities.

Income Taxes

A provision of $60,000 and $42,000 was recorded for the three months ended March 31, 2010 and March 31, 2009 related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2010 and 2009.

Liquidity and Capital Resources

In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The security and loan agreement was amended in February 2010 to increase the revolver loan from $10.0 million to $30.0 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  As of March 31, 2010, we had $4.6 million of outstanding letters of credit and $25.4 million of borrowing availability from the revolver loan.

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

The following table summarizes our cash flows for the three months ended March 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended March 31,

	2010	2009
Operating activities	$(8,425)	$1,400
Investing activities	(991)	4,833
Financing activities	(1,041)	2,287
Net change in cash and cash equivalents	$(10,457)	$8,520

Cash Flows Provided by (Used in) Operating Activities

Cash used in operating activities was $8.4 million for the three months ended March 31, 2010 and cash provided by operating activities was $1.4 million for the three months ended March 31, 2009.  Cash flows provided by or used in operating activities consisted of the following:

•	our net loss of $10.2 million and $9.1 million for the three months ended March 31, 2010 and 2009, respectively;

•	depreciation and amortization of $1.0 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively;

•	stock-based compensation expense of $0.5 million and $1.4 million for the three months ended March 31, 2010 and 2009, respectively;

•	other adjustments to net loss of $0.2 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively; and

•
a change in working capital of $0.1 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively.  The decrease in working capital was mainly due to the change in accounts receivable, accounts payable, accrued expenses and other liabilities and deferred revenue. The change in accounts receivable is due to the timing of cash receipts. During the three months ended March 31, 2009, we received $5.5 million of cash from a significant customer for invoices outstanding from the prior year. During the three months ended March 31, 2010, no such past due payments were received as the customer’s account was current throughout the period.  The change in accounts payable, accrued expenses and other liabilities is due to the cash payment of expenses either accrued at the end of the prior year or incurred in the first quarter of each year.  The change in deferred revenue and deferred costs is a function of our revenue recognition policy for the Residential Business’ VPC programs.

Cash Flows Provided By (Used In) Investing Activities

Cash used in investing activities was $1.0 million for the three months ended March 31, 2010.  Cash provided by investing activities was $4.8 million for the three months ended March 31, 2009. Cash flows provided by or used in investing activities consisted of the following:

•	capital expenditures of $1.8 million and $3.9 million for the three months ended March 31, 2010 and 2009, respectively;

•	purchases of marketable securities of $9.1 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively;

•	maturities of marketable securities of $8.4 million and $11.9 million for the three months ended March 31, 2010 and 2009, respectively; and

•	a decrease of $1.5 million and $0.9 million in restricted cash during the three months ended March 31, 2010 and 2009, respectively.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Cash Flows Provided by (Used in) Financing Activities

Cash flows used in financing activities were $1.0 million for the three months ended March 31, 2010, primarily consisting of $0.8 million payments of our current debt facility.  Cash flows provided by financing activities were $2.3 million for the three months ended March 31, 2009, consisting mainly of borrowings under our then credit agreement.

Indebtedness

As of March 31, 2010, $3.0 million of our outstanding debt was due within the next twelve months.  As of March 31, 2010, we were in compliance with our financial and restrictive debt covenants for the outstanding debt facility.

Letters of Credit

After the amendment in February 2010, our facility with Silicon Valley Bank provides for the issuance of up to $30.0 million of letters of credit. As of March 31, 2010, we had $4.6 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $1.8 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

As of March 31, 2010, our VPC programs had installed capacity of 521 megawatts. Our existing VPC contracts as of March 31, 2010 provided for a potential contracted capacity of 817 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $15.3 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which $6.3 million is anticipated to be incurred through December 31, 2010. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

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

We define Adjusted EBITDA as EBITDA before stock-based compensation expense. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is the result of stock-based incentive awards which require a noncash expense to be recorded in the financial statements.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(10,184)	$(9,135)
Depreciation and amortization	986	929
Interest expense, net	65	191
Provision for income taxes	60	42
EBITDA	(9,073)	(7,973)
Non-cash stock compensation expense	482	1,387
Adjusted EBITDA	$(8,591)	$(6,586)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

For a complete discussion of our critical accounting policies, refer to the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010.

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2009, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included elsewhere in this report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010. We believe that there have been no significant changes from December 31, 2009 during the quarter ended March 31, 2010.

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

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of March 31, 2010, there were no material contingencies requiring accrual or disclosure.

 Item 1A: Risk Factors

You should carefully consider the risks described in the risk factors disclosed in our Annual Report  on Form 10-K filed with the SEC on March 8, 2010 before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

During the three months ended March 31, 2010, there were no material changes to the Risk Factors relevant to our operations, described in the Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 8, 2010.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2010.

During 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million.

Of the net proceeds received, we utilized $34 million for our two acquisitions completed during 2007, $6 million to repay outstanding debt over the last three years, $3 million for non-financed capital expenditures, and $26 million to fund the operations of our business and for general corporate purposes.

We plan to use the remaining proceeds from the offerings discussed above to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions and for other general corporate purposes. We have invested a portion of the remaining proceeds in marketable securities, pending their use.

The following table presents shares surrendered during the quarter ended March 31, 2010:

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
January 1 - January 31, 2010	224	$10.57
February 1 - February 28, 2010	1,076	$10.94
March 1 - March 31, 2010	1,553	$11.76

(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

Item 6: Exhibits

The following documents are filed as exhibits to this report:

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

May 10, 2010	By:	/s/ R. Blake Young
(Date)		R. Blake Young
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2010	By:	/s/ Michael D. Picchi
(Date)		Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)