Form 10-Q
period 2010-06-30
COMVERGE, INC.
filed 2010-07-30
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

There were 25,267,835 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on July 23, 2010.

COMVERGE, INC.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$10,432	$16,069
Restricted cash	1,584	3,000
Marketable securities	24,953	34,409
Billed accounts receivable, net	13,544	8,119
Unbilled accounts receivable	7,064	11,873
Inventory, net	8,167	6,605
Deferred costs	6,102	1,715
Other current assets	1,484	938
Total current assets	73,330	82,728

Restricted cash	2,838	2,636
Property and equipment, net	19,575	18,340
Intangible assets, net	7,352	8,779
Goodwill	8,179	8,179
Other assets	270	235
Total assets	$111,544	$120,897

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$8,392	$6,874
Accrued expenses	6,159	11,574
Deferred revenue	19,785	5,890
Current portion of long-term debt	3,000	3,000
Other current liabilities	6,579	5,648
Total current liabilities	43,915	32,986

Long-term liabilities
Deferred revenue	1,911	1,203
Long-term debt	8,250	9,750
Other liabilities	2,613	2,914
Total long-term liabilities	12,774	13,867

Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 25,286,220 and outstanding 25,267,835 shares as of June 30, 2010 and issued 25,072,764 and outstanding 25,067,102 shares as of December 31, 2009	25	25
Additional paid-in capital	260,153	258,660
Common stock held in treasury, at cost, 18,385 and 5,662 shares as of June 30, 2010 and December 31, 2009, respectively	(203)	(63)
Accumulated deficit	(205,128)	(184,596)
Accumulated other comprehensive income	8	18
Total shareholders' equity	54,855	74,044
Total liabilities and shareholders' equity	$111,544	$120,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Product	$5,294	$5,077	$10,755	$9,913
Service	11,753	8,188	19,673	14,932
Total revenue	17,047	13,265	30,428	24,845
Cost of revenue
Product	4,382	2,982	8,006	6,086
Service	7,308	4,445	12,350	8,503
Total cost of revenue	11,690	7,427	20,356	14,589
Gross profit	5,357	5,838	10,072	10,256
Operating expenses
General and administrative expenses	9,214	8,101	17,312	15,990
Marketing and selling expenses	4,066	4,683	8,844	8,442
Research and development expenses	1,543	1,209	2,908	2,325
Amortization of intangible assets	536	552	1,072	1,104
Operating loss	(10,002)	(8,707)	(20,064)	(17,605)
Interest and other expense, net	291	369	353	564
Loss before income taxes	(10,293)	(9,076)	(20,417)	(18,169)
Provision for income taxes	55	65	115	107
Net loss	$(10,348)	$(9,141)	$(20,532)	$(18,276)

Net loss per share (basic and diluted)	$(0.42)	$(0.43)	$(0.83)	$(0.85)

Weighted average shares used in computation	24,618,730	21,403,508	24,598,205	21,385,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(20,532)	$(18,276)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	576	512
Amortization of intangible assets	1,412	1,365
Stock-based compensation	1,325	2,817
Other	501	644
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable, net	(500)	9,693
Inventory, net	(1,720)	(340)
Deferred costs and other assets	(3,007)	(991)
Accounts payable	1,678	(634)
Accrued expenses and other liabilities	(4,580)	(2,451)
Deferred revenue	14,603	17,071
Net cash (used in) provided by operating activities	(10,244)	9,410

Cash flows from investing activities
Changes in restricted cash	1,214	889
Purchases of marketable securities	(9,110)	(14,481)
Maturities of marketable securities	18,165	21,250
Purchases of property and equipment	(3,916)	(8,586)
Net cash provided by (used in) investing activities	6,353	(928)

Cash flows from financing activities
Borrowings under debt facility	18,000	7,218
Repayment of debt facility	(19,500)	(879)
Payment of subordinated convertible notes	-	(590)
Other	(246)	3
Net cash (used in) provided by financing activities	(1,746)	5,752

Net change in cash and cash equivalents	(5,637)	14,234
Cash and cash equivalents at beginning of period	16,069	19,571
Cash and cash equivalents at end of period	$10,432	$33,805

Cash paid for interest	$315	$707
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(320)	$110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q
COMVERGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide demand management solutions to electric utilities, grid operators and associated electricity markets in the form of peaking and base load capacity. The Company provides capacity to its customers either through long-term contracts or through open markets in which it actively manages electrical demand or by selling its demand management systems to customers for their operation. The Company has three operating segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2010 and the results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and six months ended June, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2009 on Form 10-K filed on March 8, 2010.

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

Index to Form 10-Q

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

The current deferred revenue and deferred cost of revenue as of June 30, 2010 and December 31, 2009 are provided below:

	June 30,	December 31,
	2010	2009
Deferred revenue:
VPC contract related	$14,347	$3,443
Other	5,438	2,447
Current deferred revenue	$19,785	$5,890

Deferred cost of revenue:
VPC contract related	$3,452	$1,072
Other	2,650	643
Current deferred cost of revenue	$6,102	$1,715

The Company enters into agreements to provide base load capacity. Energy efficiency revenues are earned based on the Company’s ability to achieve committed capacity through base load reduction. In order to provide capacity, the Company delivers and installs energy efficiency management measures. The base load capacity contracts require the Company to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. The Company defers revenue and associated cost of revenue until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts contain multiple deliverables, or elements, which require the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method, since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

Index to Form 10-Q

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

The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(10,348)	$(9,141)	$(20,532)	$(18,276)
Unrealized gain (loss) on marketable securities	(1)	30	(10)	19
Comprehensive loss	$(10,349)	$(9,111)	$(20,542)	$(18,257)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers, such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers.  During the three and six months ended June 30, 2010, the Company had one customer which accounted for 24% and 21%, respectively, of the Company’s revenue. The total accounts receivable from this customer was $4,116 as of June 30, 2010, or 20% of net accounts receivable outstanding. During the three and six months ended June 30, 2009, the Company had one customer which accounted for 16% of the Company’s revenue during both periods.  No other customer accounted for more than 10% of the Company’s total revenue during the three and six months ended June 30, 2010 and 2009.

The Company is subject to concentrations of credit risk from its cash and cash equivalents and short term investments. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Index to Form 10-Q

Goodwill

The Company performs its annual impairment test of goodwill as of December 31st. Goodwill is tested for impairment using the two-step approach. Step 1 of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  The Company bases its fair value estimates on projected financial information which it believes to be reasonable.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment, if any. As of June 30, 2010, the goodwill balance of $7,680 is related to the Energy Efficiency reporting unit in the Residential Business segment.

This reporting unit is experiencing a decline in installations in its service territories, resulting in revenue from the reporting unit being less than expected.  As of June 30, 2010, the Company does not believe an event or change in circumstance has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  If the decline in revenue and associated cash flows continues, it may impact the fair value of the reporting unit, causing its carrying value to exceed its fair value.  Also, materially different assumptions regarding future performance of the reporting unit or a change in the strategic direction of the reporting unit could result in significant impairment losses.

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

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.  The update removes the requirement to disclose a date through which subsequent events have been evaluated.   The update is effective for interim or annual periods ending after June 15, 2010.  The change in disclosure did not have a material impact on the Company’s financial position, results of operation or cash flows.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and six months ended June 30, 2010 and 2009, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	Six Months Ended June 30,
	2010	2009
Unvested restricted stock awards	559,179	652,890
Outstanding options	2,489,984	2,313,153
Total	3,049,163	2,966,043

Index to Form 10-Q

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as well as the balance sheet classification as of June 30, 2010 and December 31, 2009 is presented below.

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$13,811	$-	$-	$13,811	$7,480	$4,331	$2,000
Commercial paper	1,400	-	-	1,400	-	-	1,400
Corporate debentures/bonds	21,545	23	(15)	21,553	-	-	21,553
Total marketable securities	36,756	23	(15)	36,764	7,480	4,331	24,953
Cash in operating accounts	3,043	-	-	3,043	2,952	91	-
Total	$39,799	$23	$(15)	$39,807	$10,432	$4,422	$24,953

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$15,622	$-	$-	$15,622	$10,406	$2,216	$3,000
Commercial paper	6,142	-	-	6,142	-	-	6,142
Corporate debentures/bonds	26,249	45	(27)	26,267	1,000	-	25,267
Total marketable securities	48,013	45	(27)	48,031	11,406	2,216	34,409
Cash in operating accounts	8,083	-	-	8,083	4,663	3,420	-
Total	$56,096	$45	$(27)	$56,114	$16,069	$5,636	$34,409

Realized gains and losses to date have not been material. Interest income for the three and six months ended June 30, 2010 was $249 and $510, respectively.  Interest income for the three and six months ended June 30, 2009 was $141 and $350, respectively.

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

Index to Form 10-Q

The table below presents marketable securities, grouped by fair value levels, as of June 30, 2010 and December 31, 2009.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$13,811	$11,811	$2,000	$-
Commercial paper	1,400	-	1,400	-
Corporate debentures/bonds	21,553	-	21,553	-
Total	$36,764	$11,811	$24,953	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,622	$12,622	$3,000	$-
Commercial paper	6,142	-	6,142	-
Corporate debentures/bonds	26,267	-	26,267	-
Total	$48,031	$12,622	$35,409	$-

5.	Long-Term Debt

On February 5, 2010, Comverge, Inc. and its wholly owned subsidiaries Enerwise Global Technologies, Inc, Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY, LLC, Clean Power Markets, Inc., and Alternative Energy Resources, Inc., entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank. The second amendment increased the revolver loan by an additional $20,000 bringing the total revolver loan to $30,000 for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the facility by one year to December 2012.  In connection with the extension of the term of the credit facility, a commitment fee of $100 was paid on February 5, 2010, and additional commitment fees of $75 are payable on each of February 5, 2011 and February 5, 2012.  As of June 30, 2010, the Company had $18,145 of outstanding letters of credit and $11,855 of borrowing availability from the revolver loan.

Index to Form 10-Q

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

Long-term debt as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company's assets, maturing in December 2012, interest payable at a variable rate (3.35% and 3.28% as of June 30, 2010 and December 31, 2009)	$11,250	$12,750
Total debt	11,250	12,750
Less: Current portion of long-term debt	(3,000)	(3,000)
Total long-term debt	$8,250	$9,750

6.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s shareholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of June 30, 2010, 2,126,326 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three and six months ended June 30, 2010 was $843 and $1,325, respectively.  The expense related to stock-based incentive awards recognized for the three and six months ended June 30, 2009 was $1,430 and $2,817, respectively.

A summary of the Company’s stock option activity for the six months ended June 30, 2010 is presented below:

	June 30, 2010
		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices
Outstanding at beginning of period	1,988,400	$12.63	$0.58 to $34.23
Granted	829,793	10.02	$8.70 to $11.52
Exercised	(106,856)	1.58	$0.58 to $7.56
Cancelled	(78,000)	22.31	$10.34 to $34.23
Forfeited	(143,353)	7.64	$3.76 to $18.00
Outstanding at end of period	2,489,984	$12.22	$0.58 to $34.23
Exercisable at end of period	1,364,627	$14.45	$0.58 to $34.23

Index to Form 10-Q

	Outstanding as of June 30, 2010			Exercisable as of June 30, 2010
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	204,431	1.7	$0.73	204,431	1.7	$0.74
$2.40 - $3.99	33,191	1.7	2.89	33,191	1.7	2.89
$4.00 - $7.99	275,224	5.1	4.47	114,338	4.3	4.33
$8.00-$10.33	708,919	6.4	9.81	83,362	5.1	9.57
$10.34 - $14.09	591,287	5.1	11.59	257,909	3.5	12.18
$14.10 - $17.99	11,250	0.9	14.10	11,250	0.9	14.10
$18.00 - $23.53	453,121	3.3	18.08	447,586	3.3	18.08
$23.54	15,547	3.7	23.54	15,547	3.7	23.54
$23.55 - $36.00	197,014	3.6	32.59	197,013	3.6	32.59
	2,489,984	4.7	$12.22	1,364,627	3.3	$14.45

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	2.12%	1.85%
Expected term of options, in years	4.6	4.6
Expected annual volatility	70%	70%
Expected dividend yield	0%	0%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2010 and 2009 was $5.68 and $3.13, respectively.

A summary of the Company’s restricted stock award activity for the six months ended June 30, 2010 is presented below:

	June 30, 2010
		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at beginning of period	496,589	$9.28
Granted	206,260	10.37
Vested	(44,010)	14.61
Cancelled	-	NA
Forfeited	(99,660)	8.64
Unvested at end of period	559,179	$9.38

Index to Form 10-Q

7.	Segment Information

As of June 30, 2010, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and services, such as installation and/or marketing, to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and total costs and make informed decisions on energy and renewable energy purchases and programs.

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

The following tables show operating results for each of the Company’s operating segments:

Index to Form 10-Q

	Three Months Ended June 30, 2010
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$5,294	$-	$-	$-	$5,294
Service	5,812	2,269	3,672	-	11,753
Total revenue	11,106	2,269	3,672	-	17,047
Cost of revenue
Product	4,382	-	-	-	4,382
Service	3,734	1,265	2,309	-	7,308
Total cost of revenue	8,116	1,265	2,309	-	11,690
Gross profit	2,990	1,004	1,363	-	5,357
Operating expenses
General and administrative expenses	2,272	2,238	842	3,862	9,214
Marketing and selling expenses	582	1,389	1,416	679	4,066
Research and development expenses	1,543	-	-	-	1,543
Amortization of intangible assets	-	299	233	4	536
Operating loss	(1,407)	(2,922)	(1,128)	(4,545)	(10,002)
Interest and other expense (income), net	3	1	(1)	288	291
Loss before income taxes	$(1,410)	$(2,923)	$(1,127)	$(4,833)	$(10,293)

	Three Months Ended June 30, 2009
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$5,077	$-	$-	$-	$5,077
Service	2,862	3,019	2,307	-	8,188
Total revenue	7,939	3,019	2,307	-	13,265
Cost of revenue
Product	2,982	-	-	-	2,982
Service	1,380	1,690	1,375	-	4,445
Total cost of revenue	4,362	1,690	1,375	-	7,427
Gross profit	3,577	1,329	932	-	5,838
Operating expenses
General and administrative expenses	1,369	2,500	773	3,459	8,101
Marketing and selling expenses	775	1,943	1,027	938	4,683
Research and development expenses	1,209	-	-	-	1,209
Amortization of intangible assets	-	314	233	5	552
Operating income (loss)	224	(3,428)	(1,101)	(4,402)	(8,707)
Interest and other expense, net	5	225	3	136	369
Income (loss) before income taxes	$219	$(3,653)	$(1,104)	$(4,538)	$(9,076)

Index to Form 10-Q

	Six Months Ended June 30, 2010
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$10,755	$-	$-	$-	$10,755
Service	9,431	4,368	5,874	-	19,673
Total revenue	20,186	4,368	5,874	-	30,428
Cost of revenue
Product	8,006	-	-	-	8,006
Service	6,102	2,604	3,644	-	12,350
Total cost of revenue	14,108	2,604	3,644	-	20,356
Gross profit	6,078	1,764	2,230	-	10,072
Operating expenses
General and administrative expenses	4,032	4,779	1,618	6,883	17,312
Marketing and selling expenses	1,358	3,140	2,907	1,439	8,844
Research and development expenses	2,908	-	-	-	2,908
Amortization of intangible assets	-	598	466	8	1,072
Operating loss	(2,220)	(6,753)	(2,761)	(8,330)	(20,064)
Interest and other expense (income), net	6	1	(7)	353	353
Loss before income taxes	$(2,226)	$(6,754)	$(2,754)	$(8,683)	$(20,417)

	Six Months Ended June 30, 2009
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$9,913	$-	$-	$-	$9,913
Service	4,687	6,971	3,274	-	14,932
Total revenue	14,600	6,971	3,274	-	24,845
Cost of revenue
Product	6,086	-	-	-	6,086
Service	2,153	4,333	2,017	-	8,503
Total cost of revenue	8,239	4,333	2,017	-	14,589
Gross profit	6,361	2,638	1,257	-	10,256
Operating expenses
General and administrative expenses	2,446	5,076	1,600	6,868	15,990
Marketing and selling expenses	1,614	3,156	1,876	1,796	8,442
Research and development expenses	2,325	-	-	-	2,325
Amortization of intangible assets	-	629	466	9	1,104
Operating loss	(24)	(6,223)	(2,685)	(8,673)	(17,605)
Interest and other expense, net	9	436	3	116	564
Loss before income taxes	$(33)	$(6,659)	$(2,688)	$(8,789)	$(18,169)

Index to Form 10-Q

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 8, 2010, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q filed and to be filed in 2010. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2010 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are an intelligent energy management company providing technologically advanced demand management solutions and load capacity which improve the evolving Smart Grid.  We provide our solutions to electric utilities, grid operators and associated electricity markets.  As an alternative to the traditional method of providing capacity by building a new power plant, we deliver our solutions through demand management products, services and systems that decrease energy consumption.  Our demand management solutions utilize state-of-the-art advancements in hardware, software, and services—the solutions are designed, built and operated for the benefit of our customers, which serve residential, commercial and industrial consumers.  We provide capacity to our customers either through long-term contracts or through open markets where we actively manage electrical demand or by selling demand management solutions to customers for their operation.  The capacity we deliver is more environmentally friendly and less expensive than conventional alternatives and has the benefit of increasing overall system reliability.

We provide our intelligent energy management solutions through our three reporting segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial, or C&I, Business segment.  The Utility Products & Services segment sells solutions comprising hardware, our Apollo software and services, such as installation, marketing, IT integration and project management, to utilities that elect to own and operate demand management networks for their own benefit.  The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The C&I Business segment provides demand response and energy management services to utilities and associated electricity markets that enable commercial and industrial customers to reduce energy consumption and total costs and make informed decisions on energy and renewable energy purchases and programs.

Index to Form 10-Q

As of June 30, 2010, we owned or managed 3,355 megawatts, an increase of 456 megawatts or 16% from December 31, 2009.  We include megawatts as owned or managed if there is a contract in place that requires us to either provide capacity to the utility or open market; provide a turnkey program to a utility; or manage megawatts for a fee.  The table below summarizes the megawatts we own or manage by segment.

	As of June 30, 2010
			Commercial &
	Utility Products	Residential	Industrial	Total
	& Services	Business	Business	Comverge
Megawatts owned/managed under capacity contracts	-	640	270	910
Megawatts owned for sale in open market programs	-	10	1,443	1,453
Megawatts managed under turnkey contracts	555	-	-	555
Megawatts managed for a fee on a pay-for-performance basis	-	-	437	437
Megawatts owned or managed	555	650	2,150	3,355

The table below presents the activity in megawatts owned or managed during the six months ended June 30, 2010.

Megawatts
Owned or Managed
As of December 31, 2009	2,899
Capacity contracts	12
Open market programs	259
Turnkey contracts	185
As of June 30, 2010	3,355

Megawatts owned/ managed under capacity contracts

As of June 30, 2010, we owned or managed 910 megawatts of contracted capacity from VPC and energy efficiency contracts, an increase of 12 megawatts from December 31, 2009. Our existing VPC contracts represented contracted capacity of 817 megawatts and our energy efficiency contracts represented contracted capacity of 93 megawatts.

Cumulatively, we have installed capacity of 548 megawatts under our VPC and energy efficiency capacity contracts as of June 30, 2010 compared to 462 megawatts as of December 31, 2009, an increase of 86 megawatts. The main components of the change are an increase of 84 megawatts installed during the six months ended June 30, 2010 in our existing VPC programs and an increase of 2 megawatts from the energy efficiency program during the six months ended June 30, 2010. The table below presents contracted, installed and available capacity as of June 30, 2010 and December 31, 2009, respectively.

(Megawatts)	June 30, 2010	December 31, 2009
Contracted capacity	910	898
Installed capacity (1)	548	462
Available capacity (2)	506	421

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

Index to Form 10-Q

Megawatts owned for sale in open markets

As of June 30, 2010, we had 1,453 megawatts enrolled in open market programs, an increase of 259 megawatts from December 31, 2009.  We consider capacity enrolled when a participant has agreed to shed a committed capacity in an open market program in which we participate.

Megawatts managed under turnkey contracts

As of June 30, 2010, we managed 555 megawatts under turnkey contracts, an increase of 185 megawatts from December 31, 2009. The increase of 185 megawatts consists of 40 megawatts from an expansion of our program with Pepco Holdings, Inc. in January 2010 and 145 megawatts from our executed agreement with PECO.  Under both agreements, we will provide a full turnkey program, including hardware, installation, marketing and call center services.  We calculate megawatts managed under turnkey contracts by using a pre-determined factor of anticipated load reduction for each unit deployed, in relation to the type of end-use participant, whether residential or commercial and industrial, and our customer’s service territory.

Recent Developments

In April 2010, we committed pre-auction cash collateral of approximately $18.0 million in advance of the 2013-2014 Reliability Pricing Model Base Residual Auction conducted by PJM Interconnection in May 2010.  The amount was funded with borrowings under our $30.0 million revolver loan with Silicon Valley Bank.  PJM awarded a total of 9,282 megawatts to demand response resources in the 2013-2014 Reliability Pricing Model Base Residual Auction, an increase of 32% from the previous year.  We were awarded 997 megawatts, an increase in our market share to more than 10% of the total awarded demand response resources in the 2013-2014 auction. After the auction was completed, we were refunded our pre-auction cash collateral and repaid the $18.0 million of borrowings under the revolver loan, replacing our cash collateral with a letter of credit for $7.9 million.

In June 2010, the Company entered into a joint venture master agreement with Projects International, Inc., or PI, to form a strategic alliance arrangement under which the parties will identify and jointly pursue opportunities for demand response, smart grid and energy efficiency projects in certain countries or country groups.

In early July 2010, we delivered more than 250 megawatts of reduced electricity demand in response to the heat wave that gripped the Eastern United States. With grid instability threatening all or parts of 13 eastern states, several local grid operators and utilities, including PJM Interconnection, leveraged our intelligent energy management solutions to reduce strain on the grid by executing mandatory curtailment programs.

In July 2010, we were selected by Public Service Company of Oklahoma (PSO) to deliver a comprehensive energy management pilot program to eligible residential and commercial customers. The demand response pilot program will be built on our Apollo Demand Response Management System (DRMS) software. Under the three-year agreement, we will provide full turnkey services to both PSO’s residential and commercial and industrial customers.

We currently plan to centralize our business support operations in our Norcross, Georgia headquarters to establish a more unified culture and to run our business more efficiently.  To that end, we will be relocating several key employees from our East Hanover, New Jersey; Kennett Square, Pennsylvania; and Newark, California offices to Norcross and hiring others here locally. This impacts approximately 40-50 positions, in total. We estimate the one-time costs for relocation, hiring, knowledge transfer and leased office closures to be approximately $3.5 million to be incurred in the second half of 2010, with the majority occurring in the fourth quarter.

New Executive Officers

On June 2, 2010, Chris Camino joined Comverge as Executive Vice President of Sales and Chief Marketing Officer.  Mr. Camino brings more than 20 years of experience to his role overseeing sales and go-to-market strategies for Comverge.  Mr. Camino has spent the past seven years with SAP in its utilities and telecommunications divisions.  Prior to SAP, Mr. Camino held a variety of senior-level sales positions in the technology and medical sales sectors.

On July 1, 2010, Steve Moffitt joined Comverge as Executive Vice President of Engineering and Operations.  Mr. Moffitt joined Comverge with more than 20 years experience in the energy, utility and commodity trading business. In his new role, Mr. Moffitt will oversee the company's day-to-day operations and lead our engineering teams responsible for developing intelligent energy management solutions. He was previously with BG Group, UBS Investment Bank and Dynegy, Inc. and held numerous executive positions.  Mr. Moffitt’s career includes significant experience in information technology, utility transmission, distribution, and generation operations.

Index to Form 10-Q

2010 Current Outlook

As of the date of this filing, we are reaffirming our revenue outlook for full year 2010 and expect revenues to be in the range of $125 to $137 million.  We also expect to grow total megawatts under management by 800 megawatts.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, energy efficiency contracts, and open market bidding programs. As of June 30, 2010, we estimated that our total payments to be received through 2024 will be approximately $614 million.

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

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contracts:

•
Our existing VPC contracts as of June 30, 2010 represented contracted capacity of 817 megawatts. In calculating an estimated $242 million of payments from our VPC contracts as of June 30, 2010, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.

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

•
Payments from long-term contracts include $19.9 million that we expect to recognize as revenue over the remainder of this year, which we include in backlog. Payments from long-term contracts exclude $9.3 million of payments which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next twelve months.

Energy Efficiency Contracts:

•
Our existing energy efficiency contracts as of June 30, 2010 represent potential base load contracted capacity of 93 megawatts. In calculating the estimated $53 million in payments from these contracts, while the build-out rate has slowed, we have assumed we will complete full build-out of the entire remaining megawatts under contract by the end of 2012 or, if the contract is extended, the end of the extension date. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Index to Form 10-Q

Open Market Programs:

•
As of June 30, 2010, we had up to 997 megawatts bid into various capacity open market programs with PJM Interconnection, LLC. We currently expect to receive approximately $143 million in long term payments through the year 2014. We also have megawatts bid into open market programs in other geographical service territories from which we currently expect to receive $8 million through the year 2012.  In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity in certain programs with new enrollments.

Turnkey Contracts:

•
Our turnkey contracts as of June 30, 2010 represent $132 million in payments expected to be received through the year 2013 with five utility customers to provide products, software, and services, including program management, installation, and/or marketing. Payments from turnkey contracts are based on contractual minimum order volumes, forecasted installations and other services applied over the term of the contract.

Other Contracts:

•	We expect to receive an estimated $36 million in payments through 2014 pursuant to currently executed contracts for our intelligent energy management solutions.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2009, 2008 and 2007 was $31.7 million, $94.1 million and $6.6 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 8, 2010.

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this report.

Backlog

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of June 30, 2010, we had contractual backlog of $128 million through June 30, 2011.

Index to Form 10-Q

Results of Operations

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Revenue

The following table summarizes our revenues for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
Segment Revenue:
Utility Products & Services	$11,106	$7,939	40%	$20,186	$14,600	38%
Residential Business	2,269	3,019	(25)	4,368	6,971	(37)
Commercial & Industrial Business	3,672	2,307	59	5,874	3,274	79
Total	$17,047	$13,265	29%	$30,428	$24,845	22%

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $11.1 million for the three months ended June 30, 2010 compared to $7.9 million for the three months ended June 30, 2009, an increase of $3.2 million or 40%. Service revenue increased by $3.0 million due to revenue contributed from the operation of our turnkey programs, which includes such services as installation, marketing, and/or program management.   Product revenue increased by $0.2 million primarily due to an increase of $1.3 million in Superstat revenue partially offset by a decrease of $1.1 million in digital control unit and other product revenue.

Our Utility Products & Services segment had revenue of $20.2 million for the six months ended June 30, 2010 compared to $14.6 million for the six months ended June 30, 2009, an increase of $5.6 million or 38%. Service revenue increased by $4.8 million due to revenue contributed from the operation of our turnkey programs.  Product revenue increased by $0.8 million primarily due to an increase of $3.2 million in Superstat and other product revenue partially offset by a decrease of $2.4 in digital control unit revenue.

Residential Business Revenue

Our Residential Business segment had revenue of $2.3 million for the three months ended June 30, 2010 compared to $3.0 million for the three months ended June 30, 2009, a decrease of $0.7 million or 25%. Of the decrease, $1.0 million is due to a decline in the number of installations we performed during the second quarter of 2010 in the energy efficiency programs.  The decrease in energy efficiency revenue was partially offset by a $0.3 million increase in revenue from our marketing and other services.

Our Residential Business segment had revenue of $4.4 million for the six months ended June 30, 2010 compared to $7.0 million for the six months ended June 30, 2009, a decrease of $2.6 million or 37%. The $2.6 million decrease is primarily due to a decline in the number of installations we performed during the first half of 2010 in the energy efficiency programs.  If the decline in revenue and associated cash flows continues, it may impact the fair value of the reporting unit, causing its carrying value to exceed its fair value.  Also, materially different assumptions regarding future performance of the reporting unit or a change in the strategic direction of the reporting unit could result in significant impairment losses.  The related goodwill balance is currently $7.7 million.

Index to Form 10-Q

We defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Deferred revenue and deferred charges related to VPC contracts are presented below:

	As of
	June 30,	December 31,	Percent	June 30,	December 31,	Percent
	2010	2009	Change	2009	2008	Change
VPC Contract Related:
Deferred revenue	$14,347	$3,443	317%	20,189	$4,271	373%
Deferred cost of revenue	3,452	1,072	222%	6,950	791	779%

Deferred revenue as of June 30, 2010 increased by $10.9 million from December 31, 2009 as compared to a $15.9 million increase in deferred revenue from December 31, 2008 to June 30, 2009. During the first half of 2010, deferred revenue increased at a lesser amount due to our Nevada VPC program, which has transitioned from an aggressive growth phase to primarily maintenance of the megawatts previously deployed.  Payments for maintenance in the Nevada VPC program are less than those received during the original build out of the program.

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment had revenue of $3.7 million for the three months ended June 30, 2010 compared to $2.3 million for the three months ended June 30, 2009, an increase of $1.4 million or 59%. Of the increase, $0.8 million was due to providing increased megawatts in open market programs in geographic service territories throughout the nation.  In addition, the Commercial & Industrial Business had an increase of $0.8 million in revenue due to increased megawatt commitments in our C&I VPC programs compared to the prior year.  The increase in revenue from open market and VPC programs was partially offset by a decrease of $0.2 million in our energy management services for the three months ended June 30, 2010 as compared to prior period due to the decline in our engineering projects.

Our Commercial & Industrial Business segment had revenue of $5.9 million for the six months ended June 30, 2010 compared to $3.3 million for the six months ended June 30, 2009, an increase of $2.6 million or 79%. Of the increase, $2.2 million was due to providing increased megawatts in open market programs in geographic service territories throughout the nation.  In addition, the Commercial & Industrial Business had an increase of $0.8 million in revenue due to increased megawatt commitments in our C&I VPC programs compared to the prior year.  The increase in revenue from open market and VPC programs was partially offset by a decrease of $0.4 million in our energy management services for the six months ended June 30, 2010 as compared to prior period due to the decline in our engineering projects.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services	$2,990	27%	$3,577	45%	$6,078	30%	$6,361	44%
Residential Business	1,004	44	1,329	44	1,764	40	2,638	38
Commercial & Industrial Business	1,363	37	932	40	2,230	38	1,257	38
Total	$5,357	31%	$5,838	44%	$10,072	33%	$10,256	41%

Index to Form 10-Q

Utility Products & Services Gross Profit and Gross Margin

Gross profit from our Utility Products & Services segment was $3.0 million for the three months ended June 30, 2010 compared to $3.6 million for the three months ended June 30, 2009, a decrease of $0.6 million or 17%.  Product gross profit decreased by $1.2 million due to the recording of $0.5 million of expense for estimated costs associated with a voluntary product replacement effort in one of our customer’s programs as well as a $1.0 million decrease in gross profit from sales of our digital control units partially offset by a $0.3 million increase in gross profit from sales of our Superstats and other products.  During the three months ended June 30, 2010, we sold approximately 44,000 digital control units and Superstats compared to 50,000 digital control units and Superstats during the three months ended June 30, 2009.  The decrease in product gross profit was partially offset by a $0.6 million increase in service gross profit from the expansion and operation of our turnkey solutions.

Our Utility Products & Services segment’s gross margin for the three months ended June 30, 2010 and 2009 was 27% and 45%, respectively, a decrease of 18 percentage points.  A decrease of 5 percentage points is the result of the $0.5 million expense recorded during the second quarter for the voluntary product replacement effort, which we do not expect to recur in future periods.  A decrease of 11 percentage points is the result of the operation of our largest turnkey program which required an accelerated build-out.  Future gross margins for the segment are expected to be lower than comparable prior year periods as we continue to expand our turnkey programs.  While these programs have lower gross margins than our VPC programs, we incur less incremental selling, general and administrative expenses in operating these programs.  The remaining decrease of 2 percentage points is the result of the lower margin contributed by revenue from our product sales.

Gross profit from our Utility Products & Services segment was $6.1 million for the six months ended June 30, 2010 compared to $6.4 million for the six months ended June 30, 2009, a decrease of $0.3 million or 5%.  Product gross profit decreased by $1.1 million due to the recording of $0.5 million of expense for estimated costs associated with a voluntary product replacement effort in one of our customer’s programs as well as a $1.4 million decrease in gross profit from sales of our digital control units partially offset by an increase of $0.8 million in gross profit from sales of our Superstats and other products.  During the six months ended June 30, 2010, we sold approximately 86,000 digital control units and Superstats compared to 90,000 digital control units and Superstats during the six months ended June 30, 2009.  The decrease in product gross profit was partially offset by a $0.8 million increase in service gross profit from the expansion and operation of our turnkey solutions.

Our Utility Products & Services segment’s gross margin for the six months ended June 30, 2010 and 2009 was 30% and 44%, respectively, a decrease of 14 percentage points.  A decrease of 2 percentage points is the result of the $0.5 million expense recorded during the second quarter for the voluntary product replacement effort, which we do not expect to recur in future periods.  A decrease of 10 percentage points is the result of the operation of our largest turnkey program which required an accelerated build-out.  Future gross margins for the segment are expected to be lower than comparable prior year periods as we continue to expand our turnkey programs.  While these programs have lower gross margins than our VPC programs, we incur less incremental selling, general and administrative expenses in operating these programs.  The remaining decrease of 2 percentage points is the result of the lower margin contributed by revenue from our product sales.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $1.0 million for the three months ended June 30, 2010 compared to $1.3 million for the three months ended June 30, 2009, a decrease of $0.3 million or 23%. The decrease in gross profit is due to a decrease of $0.8 million from our energy efficiency programs partially offset by an increase of $0.5 million from our marketing and other services.  Gross margin for the three months ended June 30, 2010 and 2009 remained consistent at 44% due to the higher margin provided from our marketing and other services offset by a lower gross margin from our energy efficiency programs.

Gross profit for our Residential Business segment was $1.8 million for the six months ended June 30, 2010 compared to $2.6 million for the six months ended June 30, 2009, a decrease of $0.8 million or 31%. The decrease in gross profit is due to a decrease of $1.1 million from our energy efficiency programs partially offset by an increase of $0.3 million from our marketing and other services.  The increase of 2 percentage points for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is due to the higher margin provided from our marketing and other services partially offset by a lower gross margin from our energy efficiency programs.

Index to Form 10-Q

Commercial & Industrial Business Gross Profit and Gross Margin

During the three months ended June 30, 2010 and 2009, our Commercial & Industrial Business segment’s gross profit was $1.4 million and $0.9 million, respectively, an increase of $0.5 million or 56%. The increase of $0.5 million is due to an increase of $0.1 million in gross profit from our megawatts enrolled in open markets and an increase of $0.4 million in gross profit from our C&I VPC programs.  Gross margin for the three months ended June 30, 2010 decreased by 3 percentage points compared to gross margin for three months ended June 30, 2009 due to lower margins realized for those megawatts enrolled in open markets during the quarter.  We recognize revenue from the PJM capacity program in the third quarter of each year.  Due to the enrollment of more profitable megawatts in the PJM capacity program, we expect the gross margin for the third quarter 2010 to increase by five to ten percentage points as compared to the third quarter 2009.

During the six months ended June 30, 2010 and 2009, our Commercial & Industrial Business segment’s gross profit was $2.2 million and $1.3 million, respectively, an increase of $0.9 million or 69%. The increase of $0.9 million is due to an increase $0.7 million in gross profit from our megawatts enrolled in open markets and an increase of $0.4 million in gross profit from our C&I VPC programs partially offset by a decrease of $0.2 million in gross profit from energy management services.  Gross margin for both six month periods ended June 30, 2010 and 2009 remained consistent at 38%.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
Operating Expenses:
General and administrative expenses	$9,214	$8,101	14%	$17,312	$15,990	8%
Marketing and selling expenses	4,066	4,683	(13)	8,844	8,442	5
Research and development expenses	1,543	1,209	28	2,908	2,325	25
Amortization of intangible assets	536	552	(3)	1,072	1,104	(3)
Total	$15,359	$14,545	6%	$30,136	$27,861	8%

General and Administrative Expenses

General and administrative expenses were $9.2 million for the three months ended June 30, 2010 compared to $8.1 million for the three months ended June 30, 2009, an increase of $1.1 million or 14%. The increase in general and administrative expenses was due to an increase of $0.6 million in compensation and benefits, $0.2 million in professional fees, $0.3 million in consulting expense and $0.3 million in other expenses partially offset by a decrease of $0.3 million in stock-based compensation.

General and administrative expenses were $17.3 million for the six months ended June 30, 2010 compared to $16.0 million for the six months ended June 30, 2009, an increase of $1.3 million or 8%. The increase in general and administrative expenses was due to an increase of $1.0 million in compensation and benefits, $0.5 million in professional fees, $0.3 million in consulting expense and $0.6 million in various other expenses partially offset by a decrease of $1.1 million in stock-based compensation.

We currently plan to centralize our business support operations in our Norcross, Georgia headquarters to establish a more unified culture and to run our business more efficiently.  We estimate the one-time costs for relocation, hiring, knowledge transfer and leased office closures to be approximately $3.5 million to be incurred in the second half of 2010, with the majority occurring in the fourth quarter.

Marketing and Selling Expenses

Marketing and selling expenses were $4.1 million for the three months ended June 30, 2010 compared to $4.7 million for the three months ended June 30, 2009, a decrease of $0.6 million or 13%. The decrease in marketing and selling expenses was mainly due to a decrease of $0.3 million in stock-based compensation and $0.8 million in marketing and advertising partially offset by an increase of $0.5 million in compensation and benefits, mainly as a result of the current expansion of our C&I sales force.

Index to Form 10-Q

Marketing and selling expenses were $8.8 million for the six months ended June 30, 2010 compared to $8.4 million for the six months ended June 30, 2009, an increase of $0.4 million or 5%. The increase in marketing and selling expenses was mainly due to an increase of $1.4 million in compensation and benefits, mainly as a result of the current expansion of our C&I sales force, partially offset by a decrease of $0.4 million in stock-based compensation and $0.6 million in marketing and advertising.

Although VPC revenue for the current contract year was deferred during the six months ended June 30, 2010 and 2009, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $1.1 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively, a decrease of $0.5 million.  VPC customer acquisition costs were $2.2 million and $2.5 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $0.3 million.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of solutions to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $1.5 million for the three months ended June 30, 2010 compared to $1.2 million for the three months ended June 30, 2009, an increase of $0.3 million or 28%. Research and development expenses were $2.9 million for the six months ended June 30, 2010 compared to $2.3 million for the six months ended June 30, 2009, an increase of $0.6 million or 25%.  The increase in research and development expenses is mainly due to an increase and re-deployment in headcount and an increase in contractors to develop new solutions, including our AMI-enabled hardware products and our Apollo software.

Amortization of Intangible Assets

Amortization of intangible assets was $0.5 million and $0.6 million for the three months ended June 30, 2010 and 2009, respectively, and $1.1 million for both six month periods ended June 30, 2010 and 2009.  In addition to the amortization presented in operating expenses, we also recorded $0.2 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $0.3 million for both six month periods ended June 30, 2010 and 2009 of amortization expense in our cost of revenue. We record amortization expense as we amortize the intangibles from our acquisitions completed in 2007 and our technology licenses purchased in 2009.

Interest and Other Expense, Net

We recorded net interest and other expense of $0.3 million during the three months ended June 30, 2010 compared to $0.4 million during the three months ended June 30, 2009. We recorded net interest and other expense of $0.4 million during the six months ended June 30, 2010 compared to $0.6 million during the six months ended June 30, 2009. The decrease in expense is due to the decrease in our outstanding debt facilities.

Income Taxes

A provision of $55,000 and $65,000 was recorded for the three months ended June 30, 2010 and 2009, respectively, and a provision of $115,000 and $107,000 was recorded for the six months ended June 30, 2010 and 2009, respectively, related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of June 30, 2010 and 2009.

Liquidity and Capital Resources

In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The security and loan agreement was amended in February 2010 to increase the revolver loan from $10.0 million to $30.0 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  As of June, 2010, we had $18.1 million of outstanding letters of credit and $11.9 million of borrowing availability from the revolver loan.

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

Index to Form 10-Q

The following table summarizes our cash flows for the six months ended June 30, 2010 and 2009 (dollars in thousands):

	Six Months Ended June 30,
	2010	2009
Operating activities	$(10,244)	$9,410
Investing activities	6,353	(928)
Financing activities	(1,746)	5,752
Net change in cash and cash equivalents	$(5,637)	$14,234

Cash Flows Provided by (Used in) Operating Activities

Cash used in operating activities was $10.2 million for the six months ended June 30, 2010 and cash provided by operating activities was $9.4 million for the six months ended June 30, 2009.  Cash flows provided by or used in operating activities consisted of the following:

•	our net loss of $20.5 million and $18.3 million for the six months ended June 30, 2010 and 2009, respectively;

•	depreciation and amortization of $2.0 million and $1.9 million for the six months ended June 30, 2010 and 2009, respectively;

•	stock-based compensation expense of $1.3 million and $2.8 million for the six months ended June 30, 2010 and 2009, respectively

•	other adjustments to net loss of $0.5 million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively;

•
a decrease in the change in accounts receivable due to the timing of cash receipts. During the six months ended June 30, 2009, we received $5.5 million of cash from a significant customer for invoices outstanding from the prior year. During the six months ended June 30, 2010, no such past due payments were received as the customer’s account was current throughout the period; and

•
a decrease in the change in deferred revenue and deferred costs is a function of our revenue recognition policy for the Residential Business’ VPC programs, specifically our Nevada VPC program as discussed above.

Index to Form 10-Q

Cash Flows Provided By (Used In) Investing Activities

Cash provided by investing activities was $6.4 million for the six months ended June 30, 2010.  Cash used in investing activities was $0.9 million for the six months ended June 30, 2009. Cash flows provided by or used in investing activities consisted of the following:

•	capital expenditures of $3.9 million and $8.6 million for the six months ended June 30, 2010 and 2009, respectively;

•	purchases of marketable securities of $9.1 million and $14.5 million for the six months ended June 30, 2010 and 2009, respectively;

•	maturities of marketable securities of $18.2 million and $21.3 million for the six months ended June 30, 2010 and 2009, respectively; and

•	a decrease of $1.2 million and $0.9 million in restricted cash during the six months ended June 30, 2010 and 2009, respectively.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Cash Flows Provided by (Used in) Financing Activities

Cash flows used in financing activities were $1.7 million for the six months ended June 30, 2010, primarily consisting of $1.5 million payments of our current debt facility.  Cash flows provided by financing activities were $5.8 million for the six months ended June 30, 2009, consisting mainly of borrowings of $7.2 million under our then-outstanding credit agreement and payments of $1.5 million for our then-outstanding debt.

Working Capital

Our working capital as of June 30, 2010 was $29.4 million compared to $49.7 million as of December 31, 2009, a decrease of $20.3 million.  Current assets decreased mainly due to a decrease of $15.1 million in cash and cash equivalents and marketable securities partially offset by a $1.6 million increase in inventory and a $4.4 million increase in deferred costs.  Current liabilities increased primarily attributable to an increase of $13.9 million in deferred revenue partially offset by a $3.0 million decrease in accounts payable, accrued expenses and other current liabilities.  Deferred revenue and deferred costs increased mainly due to our revenue recognition policy for the Residential Business segment’s VPC contracts.

Indebtedness

As of June 30, 2010, $3.0 million of our outstanding debt was due within the next twelve months.  As of June 30, 2010, we were in compliance with our financial and restrictive debt covenants for the outstanding debt facility.

Letters of Credit

After the amendment in February 2010, our facility with Silicon Valley Bank provides for the issuance of up to $30.0 million of letters of credit. As of June 30, 2010, we had $18.1 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $2.0 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

As of June 30, 2010, our VPC programs had installed capacity of 511 megawatts. Our existing VPC contracts as of June 30, 2010 provided for a potential contracted capacity of 817 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $13.7 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which $4.7 million is anticipated to be incurred through December 31, 2010. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Index to Form 10-Q

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(10,348)	$(9,141)	$(20,532)	$(18,276)
Depreciation and amortization	1,002	947	1,988	1,877
Interest expense, net	292	358	357	548
Provision for income taxes	55	65	115	107
EBITDA	(8,999)	(7,771)	(18,072)	(15,744)
Non-cash stock compensation expense	843	1,429	1,325	2,817
Adjusted EBITDA	$(8,156)	$(6,342)	$(16,747)	$(12,927)

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

Index to Form 10-Q

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010. We believe that there have been no significant changes from December 31, 2009 during the quarter ended June 30, 2010.

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

Index to Form 10-Q

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of June 30, 2010, there were no material contingencies requiring accrual or disclosure.

 Item 1A: Risk Factors

You should carefully consider the risks described in the risk factors disclosed in our Annual Report  on Form 10-K filed with the SEC on March 8, 2010 and the risk factors below before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Annual Report on Form 10-K or the risk factors below could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

During the six months ended June 30, 2010, there were no material changes to the Risk Factors relevant to our operations, described in the Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 8, 2010, except as follows:

Failure of third party suppliers to manufacture quality products and our third-party installers’ failure to provide proper installation of our products could cause malfunctions of our products, potential recalls or replacements or delays in the delivery of our products or services, which could damage our reputation, cause us to lose customers and negatively impact our growth.

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

Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers.  In addition, our brand, reputation and growth could be negatively impacted.  For example, we are voluntarily replacing the communication module located inside approximately 5,000 thermostats deployed in TXU Energy service territory.  The communication module located only in these devices is being replaced due to potential overheating.  We have investigated the issue, have retained third-party experts, have filed a report with the Consumer Product Safety Commission, and have implemented a voluntary recall.   Though it is possible that any failure may be caused by supplier-provided components, the costs of remedying component

Index to Form 10-Q

failures are often only partially refundable by such third-party suppliers.  Because we are wholly dependent upon third parties for the manufacture and supply of our products, the event of a significant interruption in the manufacturing or delivery of our products by these vendors or in defects from the manufacturers, considerable time, effort and expense could be required to establish alternate production lines at other facilities and our operations could be materially disrupted, which could cause us to not meet production deadlines and lose customers.  In addition, our contracts often provide that we install products in the end-users’ facilities or premises using Comverge employees or third party installers.  To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding unregistered sales of equity securities during the quarter ended June 30, 2010 is included in the Current Report on Form 8-K as filed with the SEC on June 17, 2010.

During 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million.

Of the net proceeds received, we utilized $34 million for our two acquisitions completed during 2007, $7 million to repay outstanding debt over the last three years, $4 million for non-financed capital expenditures, and $27 million to fund the operations of our business and for general corporate purposes.

We plan to use the remaining proceeds from the offerings discussed above to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions and for other general corporate purposes. We have invested a portion of the remaining proceeds in marketable securities, pending their use.

The following table presents shares surrendered during the quarter ended June 30, 2010:

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
April 1 - April 30	6,144	$11.24
May 1 - May 31	1,025	$11.98
June 1 - June 30	2,440	$9.52

(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

Index to Form 10-Q

Item 6: Exhibits

The following documents are filed as exhibits to this report:

10.1 *	Joint Venture Master Agreement by and between the Company and Projects International, Inc., dated June 11, 2010
10.2	Trademark License Agreement by and between the Company and Projects International, Inc., dated June 11, 2010
10.3	Warrant Agreement by and between the Company and Projects International, Inc., dated June 11, 2010
10.4	Executive Employment Agreement, as amended, Christopher Camino, dated June 14, 2010
10.5	Executive Employment Agreement, Steven Moffitt, dated July 1, 2010
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*           Confidential treatment has been requested for portions of this exhibit.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

July 29, 2010	/s/R. Blake Young
(Date)	R. Blake Young
President and Chief Executive Officer
(Principal Executive Officer)

July 29, 2010	/s/Michael D. Picchi
(Date)	Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)