Form 10-Q
period 2010-09-30
COMVERGE, INC.
filed 2010-11-08
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

There were 25,314,127 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on November 2, 2010.

Comverge, Inc.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$10,396	$16,069
Restricted cash	1,735	3,000
Marketable securities	21,543	34,409
Billed accounts receivable, net	14,853	8,119
Unbilled accounts receivable	28,300	11,873
Inventory, net	8,124	6,605
Deferred costs	5,785	1,715
Other current assets	1,579	938
Total current assets	92,315	82,728

Restricted cash	3,539	2,636
Property and equipment, net	19,914	18,340
Intangible assets, net	6,698	8,779
Goodwill	8,179	8,179
Other assets	254	235
Total assets	$130,899	$120,897
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$4,688	$6,874
Accrued expenses	27,296	11,574
Deferred revenue	22,032	5,890
Current portion of long-term debt	3,000	3,000
Other current liabilities	6,994	5,648
Total current liabilities	64,010	32,986
Long-term liabilities
Deferred revenue	2,170	1,203
Long-term debt	7,500	9,750
Other liabilities	2,717	2,914
Total long-term liabilities	12,387	13,867

Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 25,316,460 and outstanding 25,295,323 shares as of
September 30, 2010 and issued 25,072,764 and outstanding 25,067,102
shares as of December 31, 2009	25	25
Additional paid-in capital	261,174	258,660
Common stock held in treasury, at cost, 21,137 and 5,662 shares as of
September 30, 2010 and December 31, 2009, respectively	(224)	(63)
Accumulated deficit	(206,508)	(184,596)
Accumulated other comprehensive income	35	18
Total shareholders' equity	54,502	74,044
Total liabilities and shareholders' equity	$130,899	$120,897

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Product	$5,798	$6,263	$16,553	$16,176
Service	45,937	26,932	65,610	41,864
Total revenue	51,735	33,195	82,163	58,040
Cost of revenue
Product	4,588	3,793	12,594	9,879
Service	30,928	19,948	43,278	28,451
Total cost of revenue	35,516	23,741	55,872	38,330
Gross profit	16,219	9,454	26,291	19,710
Operating expenses
General and administrative expenses	10,496	12,419	27,808	28,409
Marketing and selling expenses	4,634	4,340	13,478	12,782
Research and development expenses	1,664	1,158	4,572	3,483
Amortization of intangible assets	536	553	1,608	1,657
Operating loss	(1,111)	(9,016)	(21,175)	(26,621)
Interest and other expense, net	214	376	567	940
Loss before income taxes	(1,325)	(9,392)	(21,742)	(27,561)
Provision for income taxes	55	52	170	159
Net loss	$(1,380)	$(9,444)	$(21,912)	$(27,720)

Net loss per share (basic and diluted)	$(0.06)	$(0.44)	$(0.89)	$(1.29)

Weighted average shares used in computation	24,718,710	21,551,171	24,638,815	21,442,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(21,912)	$(27,720)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	966	810
Amortization of intangible assets	2,121	2,089
Stock-based compensation	2,335	6,803
Other	1,022	780
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable, net	(23,278)	(6,185)
Inventory, net	(1,911)	(1,340)
Deferred costs and other assets	(1,406)	(555)
Accounts payable	(1,851)	(1,161)
Accrued expenses and other liabilities	16,902	12,163
Deferred revenue	17,109	20,938
Net cash (used in) provided by operating activities	(9,903)	6,622

Cash flows from investing activities
Changes in restricted cash	362	(39)
Purchases of marketable securities	(13,948)	(24,777)
Maturities of marketable securities	26,262	25,750
Purchases of property and equipment	(5,765)	(13,011)
Net cash provided by (used in) investing activities	6,911	(12,077)

Cash flows from financing activities
Borrowings under debt facility	18,000	10,900
Repayment of debt facility	(20,250)	(1,758)
Payment of subordinated convertible notes	-	(590)
Other	(431)	131
Net cash (used in) provided by financing activities	(2,681)	8,683

Net change in cash and cash equivalents	(5,673)	3,228
Cash and cash equivalents at beginning of period	16,069	19,571
Cash and cash equivalents at end of period	$10,396	$22,799

Cash paid for interest	$723	$1,063
Supplemental disclosure of noncash investing and financing activities
Recording of (reduction in) asset retirement obligation	$(201)	$336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide intelligent energy management solutions that enable energy providers and consumers to optimize their power usage and meet peak demand.  The Company delivers its intelligent energy management solutions through a portfolio of hardware, software and services.  The Company has three operating segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2010 and the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2009 on Form 10-K filed on March 8, 2010.

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

Index to Form 10-Q

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include installation services, marketing services, program management services, software, hardware and hosting services. These contracts require no significant production, modification or customization of the software and the software is incidental to the products and services as a whole. The Company evaluates each deliverable to determine whether it represents a separate unit of accounting. If objective and reliable evidence of fair value exists for all units of accounting in the arrangement, revenue is allocated to each unit of accounting based on relative fair values. Each unit of accounting is then accounted for under the applicable revenue recognition guidance.

 Revenue Recognition - Residential Business

The Company defers revenue and the associated cost of revenue related to certain long-term Virtual Peaking Capacity, or VPC, contracts until such time as the annual contract payment is fixed and determinable. The Company invoices VPC customers on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis in order to determine final contract consideration for a given contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.  Once a participant enrolls in one of the Company’s VPC programs, the Company installs intelligent hardware at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated as cost of revenue over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  The Company also records telecommunications costs related to the network as cost of revenue.  The cost of revenue is recognized contemporaneously with revenue.

The current deferred revenue and deferred cost of revenue as of September 30, 2010 and December 31, 2009 are provided below:

	September 30,	December 31,
	2010	2009
Deferred revenue:
VPC contract related	$18,830	$3,443
Other	3,202	2,447
Current deferred revenue	$22,032	$5,890

Deferred cost of revenue:
VPC contract related	$5,027	$1,072
Other	758	643
Current deferred cost of revenue	$5,785	$1,715

Index to Form 10-Q

The Company enters into agreements to provide base load capacity. Energy efficiency revenues are earned based on the Company’s ability to achieve committed capacity through base load reduction. In order to provide capacity, the Company delivers and installs energy efficiency management solutions. The base load capacity contracts require the Company to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. The Company defers revenue and associated cost of revenue until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts contain multiple deliverables, or elements, which require the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method, since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

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

The Company records revenue from capacity programs with independent system operators. The capacity year for its primary capacity program spans from June 1st to May 31st annually. For participation, the Company receives cash payments on a monthly basis in the capacity year. Participation in the capacity program requires the Company to respond to requests from the system operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. The annual payments for a capacity year are recognized at the end of the mandatory performance period, once the revenue is fixed and determinable.  As of September 30, 2010, there was $20,279 of unbilled accounts receivable and $19,130 of accrued expenses recorded related to the capacity program.  These balances are not indicative of the gross margin associated with this capacity program due to the timing of cash receipts differing from the timing of cash payments to end-use participants.  These balances will be reduced as the Company receives payment from the independent system operator and pays the end-use participants throughout the capacity year.

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

Index to Form 10-Q

Comprehensive Loss

The Company reports total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, other comprehensive loss includes those amounts relating to unrealized gains and losses on investment securities classified as available for sale.

The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(1,380)	$(9,444)	$(21,912)	$(27,720)
Unrealized gain (loss) on marketable securities	27	(3)	17	16
Comprehensive loss	$(1,353)	$(9,447)	$(21,895)	$(27,704)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers, such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers.  During the three months ended September 30, 2010, the Company had one customer which accounted for 59% of the Company’s revenue. During the nine months ended September 30, 2010, the Company had two customers which accounted for 52%, in the aggregate, of the Company’s revenue. The total accounts receivable from these customers was $26,119 as of September 30, 2010, or 61% of net accounts receivable outstanding. The Company had one customer which accounted for 57% of the Company’s revenue during the three months ended September 30, 2009 and 33% of the Company’s revenue during the nine months ended September 30, 2009.  No other customer accounted for more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2010 and 2009.

The Company is subject to concentrations of credit risk from its cash and cash equivalents and short term investments. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Goodwill

The Company performs its annual impairment test of goodwill as of December 31st. Goodwill is tested for impairment using the two-step approach. Step 1 of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill.  The Company bases its fair value estimates on projected financial information which it believes to be reasonable.  If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment, if any. As of September 30, 2010, goodwill in the amount of $7,680 is related to the Energy Efficiency reporting unit in the Residential Business segment.

This reporting unit is experiencing a decline in installations in its service territories, resulting in revenue from the reporting unit being less than expected.  As of September 30, 2010, the Company does not believe an event or change in circumstance has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  If the decline in revenue and associated cash flows continues, it may impact the fair value of the reporting unit, causing its carrying value to exceed its fair value.  Also, materially different assumptions regarding future performance of the reporting unit or a change in the strategic direction of the reporting unit could result in significant impairment losses.

Index to Form 10-Q

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

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the three and nine months ended September 30, 2010 and 2009, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	September 30,
	2010	2009
Unvested restricted stock awards	567,696	527,356
Outstanding options	2,619,234	2,239,840
Total	3,186,930	2,767,196

Index to Form 10-Q

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as well as the balance sheet classification as of September 30, 2010 and December 31, 2009 is presented below.

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$13,316	$-	$-	$13,316	$8,042	$5,274	$-
Commercial paper	1,899	-	-	1,899	-	-	1,899
Corporate debentures/bonds	19,609	37	(2)	19,644	-	-	19,644
Total marketable securities	34,824	37	(2)	34,859	8,042	5,274	21,543
Cash in operating accounts	2,354	-	-	2,354	2,354	-	-
Total	$37,178	$37	$(2)	$37,213	$10,396	$5,274	$21,543

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$15,622	$-	$-	$15,622	$10,406	$2,216	$3,000
Commercial paper	6,142	-	-	6,142	-	-	6,142
Corporate debentures/bonds	26,249	45	(27)	26,267	1,000	-	25,267
Total marketable securities	48,013	45	(27)	48,031	11,406	2,216	34,409
Cash in operating accounts	8,083	-	-	8,083	4,663	3,420	-
Total	$56,096	$45	$(27)	$56,114	$16,069	$5,636	$34,409

Realized gains and losses to date have not been material. Interest income for the three and nine months ended September 30, 2010 was $213 and $723, respectively.  Interest income for the three and nine months ended September 30, 2009 was $154 and $570, respectively.

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

Index to Form 10-Q

The table below presents marketable securities, grouped by fair value levels, as of September 30, 2010 and December 31, 2009.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$13,316	$13,316	$-	$-
Commercial paper	1,899	-	1,899	-
Corporate debentures/bonds	19,644	-	19,644	-
Total	$34,859	$13,316	$21,543	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,622	$12,622	$3,000	$-
Commercial paper	6,142	-	6,142	-
Corporate debentures/bonds	26,267	-	26,267	-
Total	$48,031	$12,622	$35,409	$-

5.	Long-Term Debt

On February 5, 2010, Comverge, Inc. and its wholly owned subsidiaries Enerwise Global Technologies, Inc, Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY, LLC, Clean Power Markets, Inc., and Alternative Energy Resources, Inc., entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank. The second amendment increased the revolver loan by an additional $20,000 bringing the total revolver loan to $30,000 for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the revolver facility by one year to December 2012.  In connection with the extension of the term of the credit facility, a commitment fee of $100 was paid on February 5, 2010, and additional commitment fees of $75 are payable on each of February 5, 2011 and February 5, 2012.  As of September 30, 2010, the Company had $18,145 of outstanding letters of credit and $11,855 of borrowing availability from the revolver loan.

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

Index to Form 10-Q

Long-term debt as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Security and loan agreement with a U.S. bank, collateralized by substantially all of the Company's assets, maturing in
December 2013, interest payable at a variable rate (3.26% and 3.28%
as of September 30, 2010 and December 31, 2009)	$10,500	$12,750
Total debt	10,500	12,750
Less: Current portion of long-term debt	(3,000)	(3,000)
Total long-term debt	$7,500	$9,750

6.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan, or 2006 LTIP, was approved by the Company’s shareholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of September 30, 2010, 1,963,444 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three and nine months ended September 30, 2010 was $1,010 and $2,335, respectively.  The expense related to stock-based incentive awards recognized for the three and nine months ended September 30, 2009 was $3,986 and $6,803, respectively.

A summary of the Company’s stock option activity for the nine months ended September 30, 2010 is presented below:

	September 30, 2010
		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices
Outstanding at beginning of period	1,988,400	$12.63	$0.58 to $34.23
Granted	990,793	9.77	$6.80 to $11.52
Exercised	(111,966)	1.60	$0.58 to $7.56
Cancelled	(81,913)	21.78	$2.40 to $34.23
Forfeited	(166,080)	7.84	$3.76 to $18.00
Outstanding at end of period	2,619,234	$12.04	$0.58 to $34.23
Exercisable at end of period	1,438,163	$14.22	$0.58 to $34.23

Index to Form 10-Q

	Outstanding as of September 30, 2010			Exercisable as of September 30, 2010
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	200,601	1.4	$0.73	200,601	1.4	$0.74
$2.40 - $3.99	31,538	1.5	2.84	31,538	1.5	2.84
$4.00 - $7.99	292,568	5.0	4.66	127,409	4.1	4.33
$8.00-$10.33	837,024	6.3	9.67	123,499	5.3	9.65
$10.34 - $14.09	582,271	4.8	11.57	284,105	3.5	12.11
$14.10 - $17.99	11,250	0.5	14.10	11,250	0.5	14.10
$18.00 - $23.53	451,421	3.0	18.08	447,200	3.0	18.08
$23.54	15,547	3.4	23.54	15,547	3.4	23.54
$23.55 - $36.00	197,014	3.3	32.59	197,014	3.3	32.59
	2,619,234	4.5	$12.04	1,438,163	3.1	$14.22

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

	Nine Months Ended September 30,
	2010	2009
Risk-free interest rate	2.05%	1.88%
Expected term of options, in years	4.6	4.6
Expected annual volatility	70%	70%
Expected dividend yield	0%	0%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2010 and 2009 was $5.54 and $3.30, respectively.

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2010 is presented below:

	September 30, 2010
		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at beginning of period	496,589	$9.28
Granted	248,093	10.06
Vested	(60,623)	14.64
Cancelled	-	NA
Forfeited	(116,363)	9.18
Unvested at end of period	567,696	$9.07

Index to Form 10-Q

7.	Segment Information

As of September 30, 2010, the Company had three reportable segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial Business segment. The Utility Products & Services segment sells hardware, software and services, such as installation and/or marketing, to utilities that elect to own and operate demand management networks for their own benefit. The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The Commercial & Industrial Business segment provides demand response and energy management services that enable commercial and industrial customers to reduce energy consumption and make informed decisions on energy and renewable energy purchases and programs.

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

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended September 30, 2010
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$5,798	$-	$-	$-	$5,798
Service	6,728	2,332	36,877	-	45,937
Total revenue	12,526	2,332	36,877	-	51,735
Cost of revenue
Product	4,588	-	-	-	4,588
Service	4,348	1,335	25,245	-	30,928
Total cost of revenue	8,936	1,335	25,245	-	35,516
Gross profit	3,590	997	11,632	-	16,219
Operating expenses
General and administrative expenses	2,512	2,112	891	4,981	10,496
Marketing and selling expenses	762	1,237	1,551	1,084	4,634
Research and development expenses	1,664	-	-	-	1,664
Amortization of intangible assets	-	299	233	4	536
Operating income (loss)	(1,348)	(2,651)	8,957	(6,069)	(1,111)
Interest and other expense (income), net	(21)	-	1	234	214
Income (loss) before income taxes	$(1,327)	$(2,651)	$8,956	$(6,303)	$(1,325)

Index to Form 10-Q

	Three Months Ended September 30, 2009
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$6,263	$-	$-	$-	$6,263
Service	2,922	2,285	21,725	-	26,932
Total revenue	9,185	2,285	21,725	-	33,195
Cost of revenue
Product	3,793	-	-	-	3,793
Service	1,713	1,272	16,963	-	19,948
Total cost of revenue	5,506	1,272	16,963	-	23,741
Gross profit	3,679	1,013	4,762	-	9,454
Operating expenses
General and administrative expenses	1,352	2,434	930	7,703	12,419
Marketing and selling expenses	942	1,600	1,178	620	4,340
Research and development expenses	1,158	-	-	-	1,158
Amortization of intangible assets	-	315	233	5	553
Operating income (loss)	227	(3,336)	2,421	(8,328)	(9,016)
Interest and other expense, net	(20)	255	(3)	144	376
Income (loss) before income taxes	$247	$(3,591)	$2,424	$(8,472)	$(9,392)

	Nine Months Ended September 30, 2010
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$16,553	$-	$-	$-	$16,553
Service	16,159	6,700	42,751	-	65,610
Total revenue	32,712	6,700	42,751	-	82,163
Cost of revenue
Product	12,594	-	-	-	12,594
Service	10,450	3,939	28,889	-	43,278
Total cost of revenue	23,044	3,939	28,889	-	55,872
Gross profit	9,668	2,761	13,862	-	26,291
Operating expenses
General and administrative expenses	6,544	6,891	2,509	11,864	27,808
Marketing and selling expenses	2,120	4,377	4,458	2,523	13,478
Research and development expenses	4,572	-	-	-	4,572
Amortization of intangible assets	-	897	699	12	1,608
Operating income (loss)	(3,568)	(9,404)	6,196	(14,399)	(21,175)
Interest and other expense (income), net	(15)	1	(6)	587	567
Income (loss) before income taxes	$(3,553)	$(9,405)	$6,202	$(14,986)	$(21,742)

Index to Form 10-Q

	Nine Months Ended September 30, 2009
	Utility		Commercial
	Products		&	Corporate
	&	Residential	Industrial	Unallocated
	Services	Business	Business	Costs	Total
Revenue
Product	$16,176	$-	$-	$-	$16,176
Service	7,609	9,256	24,999	-	41,864
Total revenue	23,785	9,256	24,999	-	58,040
Cost of revenue
Product	9,879	-	-	-	9,879
Service	3,866	5,605	18,980	-	28,451
Total cost of revenue	13,745	5,605	18,980	-	38,330
Gross profit	10,040	3,651	6,019	-	19,710
Operating expenses
General and administrative expenses	3,798	7,510	2,530	14,571	28,409
Marketing and selling expenses	2,556	4,756	3,054	2,416	12,782
Research and development expenses	3,483	-	-	-	3,483
Amortization of intangible assets	-	944	699	14	1,657
Operating income (loss)	203	(9,559)	(264)	(17,001)	(26,621)
Interest and other expense, net	(11)	691	-	260	940
Income (loss) before income taxes	$214	$(10,250)	$(264)	$(17,261)	$(27,561)

8.	Subsequent Events

On November 5, 2010, Comverge, Inc. and its wholly owned subsidiaries entered into a five-year $15,000 subordinated convertible loan agreement with Partners For Growth III, L.P.  The loan will be used to fund general working capital and other corporate purposes.

The loan is interest only, payable monthly, and accrues at a rate per annum equal to the floating Prime Rate plus 2.50%, currently 6.50% in total, as such terms are defined in the loan agreement.  The agreement also sets forth certain financial covenants and certain pro forma revenue targets to be maintained by the borrowers on a consolidated basis.  The obligations under the loan agreement are secured by all assets of Comverge and its subsidiaries.  The lender may convert the note into up to 1,594,048 shares of Comverge common stock at $9.41 per share.

The loan provides, at the borrowers' option, the ability to borrow up to an additional $5,000 in the first 36 months convertible into common stock at a conversion price based upon the stock price at the time of the additional borrowing; however, at no time may the amount of existing unconverted borrowings exceed $15,000.  In connection with the loan, a commitment fee of $300 was paid on November 5, 2010.  There are no additional commitment fees.

Index to Form 10-Q

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 8, 2010, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q filed in 2010. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 8, 2010 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Comverge is a leading provider of intelligent energy management solutions that empower utilities, commercial and industrial customers, and residential consumers to use energy in a more effective and efficient manner.  Intelligent energy management solutions build upon demand response, enabling two-way communication between providers and consumers—giving all customer classes the insight and control needed to optimize energy usage and meet peak demand.  Beyond just reducing the energy load, this new approach reduces cost for the utility or grid operator, integrates other systems and allows for the informed decision-making that will power the smart grid.

We provide our intelligent energy management solutions through our three reporting segments: the Utility Products & Services segment, the Residential Business segment, and the Commercial & Industrial, or C&I, Business segment.  The Utility Products & Services segment sells solutions comprising intelligent hardware, our IntelliSOURCE software and services, such as installation, marketing and program management, to utilities that elect to own and operate intelligent energy management networks for their own benefit.  The Residential Business segment sells electric capacity to utilities under long-term contracts, either through demand response or energy efficiency, primarily through marketing and installing our devices on residential and small commercial end-use participants.  The C&I Business segment provides demand response and energy management services to utilities and associated electricity markets that enable commercial and industrial consumers to reduce energy consumption costs and make informed decisions on energy and renewable energy purchases and programs.

Index to Form 10-Q

As of September 30, 2010, we owned or managed 3,541 megawatts, an increase of 642 megawatts or 22% from December 31, 2009. For capacity and turnkey contracts, we include megawatts as owned or managed if there is a contract in place that provides for a certain capacity target or maximum.  For open markets, we include megawatts as owned or managed if we have enrolled a participant’s megawatt in the open market and have the right to curtail that participant’s energy usage if called upon.  The table below summarizes the megawatts we own or manage by segment.

	As of September 30, 2010
			Commercial &
	Utility Products	Residential	Industrial	Total
	& Services	Business	Business	Comverge
Megawatts owned/managed under capacity contracts	-	640	270	910
Megawatts owned for sale in open market programs	-	10	1,494	1,504
Megawatts managed under turnkey contracts	690	-	-	690
Megawatts managed for a fee on a pay-for-performance basis	-	-	437	437
Megawatts owned or managed	690	650	2,201	3,541

The table below presents the activity in megawatts owned or managed during the nine months ended September 30, 2010.

Megawatts
Owned or Managed
As of December 31, 2009	2,899
Capacity contracts	12
Open market programs	310
Turnkey contracts	320
As of September 30, 2010	3,541

Megawatts owned/ managed under capacity contracts

As of September 30, 2010, we owned or managed 910 megawatts of contracted capacity from Virtual Peaking Capacity, or VPC, and energy efficiency contracts, an increase of 12 megawatts from December 31, 2009. Our existing VPC contracts represented contracted capacity of 817 megawatts and our energy efficiency contracts represented contracted capacity of 93 megawatts.

Cumulatively, we have installed capacity of 558 megawatts under our VPC and energy efficiency capacity contracts as of September 30, 2010 compared to 462 megawatts as of December 31, 2009, an increase of 96 megawatts. The main components of the change are an increase of 92 megawatts installed during the nine months ended September 30, 2010 in our existing VPC programs and an increase of 4 megawatts from the energy efficiency program during the nine months ended September 30, 2010. The table below presents contracted, installed and available capacity as of September 30, 2010 and December 31, 2009, respectively.

(Megawatts)	September 30, 2010	December 31, 2009
Contracted capacity	910	898
Installed capacity (1)	558	462
Available capacity (2)	517	421

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

Index to Form 10-Q

Megawatts owned for sale in open markets

As of September 30, 2010, we had 1,504 megawatts enrolled in open market programs, an increase of 310 megawatts from December 31, 2009.  We consider capacity enrolled when a participant has agreed to shed a committed capacity in an open market program in which we participate.

Megawatts managed under turnkey contracts

As of September 30, 2010, we managed 690 megawatts under turnkey contracts, an increase of 320 megawatts from December 31, 2009. The increase of 320 megawatts consists of 40 megawatts from an expansion of our program with Pepco Holdings, Inc. in January 2010 and 280 megawatts from executed agreements with three other customers during the year.  Under these agreements, we will provide a full turnkey program, including hardware, installation, marketing and call center services.  We calculate megawatts managed under turnkey contracts by using a pre-determined factor of anticipated load reduction for each unit deployed, in relation to the type of end-use participant, whether residential or commercial and industrial, and our customer’s service territory.

Recent Developments

In July 2010, we were selected by American Electric Power (AEP) to deliver a comprehensive energy management pilot program to be serviced by Public Service Company of Oklahoma (PSO), a unit of AEP. The smart grid ready demand response program will be built on our IntelliSOURCE software. Under a three-year agreement, we will provide full turnkey services for both PSO’s residential and commercial and industrial customers.

On July 30, 2010, we entered into an amendment to our current agreement with TXU in which we will provide intelligent hardware and energy management services through December 2012.  The TXU agreement is renewable for successive one year terms thereafter. We estimate receiving in excess of $30 million in payments over the initial contract term.

In August 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers reported to the CPSC that it was aware of incidents of battery leakage in the model of thermostat sold to Comverge, in which battery leakage led to an overheating of the device.  White-Rodgers informed us that in the event of battery leakage, electrolyte can contact the printed circuit board, which may result in the circuit board overheating.  White-Rodgers has communicated to us that it has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field.  We are not aware of any reports of personal injury associated with these incidents, but we are aware of one claim for minor property damage.   White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action plan after that plan is approved by the CPSC.

On October 26, 2010, the board of directors (the "Board") of Comverge, Inc. appointed John McCarter and John Rego as independent directors to the Board effectively immediately, in accordance with Comverge's Bylaws and Certificate of Incorporation.  The Board determined that Mr. McCarter will be a Class II director and Mr. Rego a Class III director, and as such, each will serve until the next election of their respective classes, subject to the election and qualification of a successor or successors, or until his earlier death, resignation or removal. In addition, the Board appointed Mr. McCarter to serve on the compensation committee, and Mr. Rego to serve on the audit committee of the Board.

New Loan Agreement

On November 5, 2010, Comverge, Inc. and its wholly owned subsidiaries entered into a five-year $15 million subordinated convertible loan agreement with Partners For Growth III, L.P.  The loan will be used to fund general working capital and other corporate purposes.

The loan is interest only, payable monthly, and accrues at a rate per annum equal to the floating Prime Rate plus 2.50%, currently 6.50% in total, as such terms are defined in the loan agreement.  The agreement also sets forth certain financial covenants and certain pro forma revenue targets to be maintained by the borrowers on a consolidated basis.  The obligations under the loan agreement are secured by all assets of Comverge and its subsidiaries.  The lender may convert the note into up to 1,594,048 shares of Comverge common stock at $9.41 per share.

The loan provides, at the borrowers' option, the ability to borrow up to an additional $5 million in the first 36 months convertible into common stock at a conversion price based upon the stock price at the time of the additional borrowing; however, at no time may the amount of existing unconverted borrowings exceed $15 million.  In connection with the loan, a commitment fee of $300,000 was paid on November 5, 2010.  There are no additional commitment fees.

Current Outlook

We are revising our revenue outlook for full year 2010 and expect revenues to be in the range of $118 million to $125 million.  We also expect to grow total megawatts under management by 800 megawatts.

Index to Form 10-Q

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, energy efficiency contracts, and open market programs. As of September 30, 2010, we estimated that our total payments to be received through 2024 will be approximately $615 million.

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

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Contract

Our existing VPC contracts as of September 30, 2010 represented contracted capacity of 817 megawatts. In calculating an estimated $225 million of payments from our VPC contracts as of September 30, 2010, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.

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

Payments from long-term contracts include $7.4 million that we expect to recognize as revenue over the remainder of this year, which we include in backlog. Payments from long-term contracts exclude $14.2 million of payments which we have already received but have been deferred in accordance with our revenue recognition policy. We expect to also recognize these payments as revenue over the course of the next twelve months.

Index to Form 10-Q

Energy Efficiency Contracts

Our existing energy efficiency contracts as of September 30, 2010 represent potential base load contracted capacity of 93 megawatts. In calculating the estimated $51 million in payments from these contracts, while the build-out rate has slowed, we have assumed we will complete full build-out of the entire remaining megawatts under contract by the end of 2012 or, if the contract is extended, the end of the extension date. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Open Market Programs

As of September 30, 2010, we had up to 997 megawatts bid into various capacity open market programs with PJM Interconnection, LLC. We currently expect to receive approximately $139 million in long term payments through the year 2014. We also have megawatts bid into open market programs in other geographical service territories from which we currently expect to receive $7 million through the year 2012.  In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity in certain programs with new enrollments.

Turnkey Contracts

Our turnkey contracts as of September 30, 2010 represent $163 million in payments expected to be received through the year 2014 with seven utility customers to provide products, software, and services, including program management, installation, and/or marketing. Payments from turnkey contracts are based on contractual minimum order volumes, forecasted installations and other services applied over the term of the contract.

Other Contracts

We expect to receive an estimated $30 million in payments through 2014 pursuant to currently executed contracts for our intelligent energy management solutions.

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

Backlog
Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of September 30, 2010, we had contractual backlog of $122 million through September 30, 2011.

Index to Form 10-Q

Results of Operations

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Revenue

The following table summarizes our revenue for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
Segment Revenue:
Utility Products & Services	$12,526	$9,185	36%	$32,712	$23,785	38%
Residential Business	2,332	2,285	2	6,700	9,256	(28)
Commercial & Industrial Business	36,877	21,725	70	42,751	24,999	71
Total	$51,735	$33,195	56%	$82,163	$58,040	42%

Utility Products & Services Revenue

Our Utility Products & Services segment had revenue of $12.5 million for the three months ended September 30, 2010 compared to $9.2 million for the three months ended September 30, 2009, an increase of $3.3 million or 36%. Our three largest turnkey programs provided the increase in revenue during the three months ended September 30, 2010, mainly due to the services provided as a part of these long-term turnkey solutions.  During the three months ended September 30, 2010, we sold 65,000 units of intelligent hardware compared to 59,000 units of intelligent hardware during the three months ended September 30, 2009.  For the three months ended September 30, 2010, our three largest turnkey programs comprised 42% of the units sold compared to 2% during the three months ended September 30, 2009.

Our Utility Products & Services segment had revenue of $32.7 million for the nine months ended September 30, 2010 compared to $23.8 million for the nine months ended September 30, 2009, an increase of $8.9 million or 38%.  Our three largest turnkey programs provided the increase in revenue for the nine months ended September 30, 2010, mainly due to the services provided as a part of these long-term turnkey solutions. Volume remained consistent for both nine-month periods at approximately 150,000 units of intelligent hardware, with turnkey intelligent hardware sales comprising 34% and 1% of units sold during 2010 and 2009, respectively.

Residential Business Revenue

Our Residential Business segment had revenue of $2.3 million for both the three months ended September 30, 2010 and 2009. The energy efficiency programs contributed an increase of $0.2 million offset by a $0.2 million decrease in revenue from our marketing and other services.

Our Residential Business segment had revenue of $6.7 million for the nine months ended September 30, 2010 compared to $9.3 million for the nine months ended September 30, 2009, a decrease of $2.6 million or 28%. The decrease is primarily due to a decline in the number of installations we performed as well as the rate per megawatt that we received during 2010 in the energy efficiency programs.  If the decline in revenue and associated cash flows continues, it may impact the fair value of the reporting unit, causing its carrying value to exceed its fair value.  Also, materially different assumptions regarding future performance of the reporting unit or a change in the strategic direction of the reporting unit could result in significant impairment losses.  The related goodwill balance is currently $7.7 million.

We defer revenues and direct costs under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. Deferred revenue and deferred charges related to VPC contracts are presented below:
	As of
	September 30,	December 31,	Percent	September 30,	December 31,	Percent
	2010	2009	Change	2009	2008	Change
VPC Contract Related:
Deferred revenue	$18,830	$3,443	447%	24,953	$4,271	484%
Deferred cost of revenue	5,027	1,072	369%	11,843	791	1397%

Index to Form 10-Q

Deferred revenue as of September 30, 2010 increased by $15.4 million from December 31, 2009 as compared to a $20.7 million increase in deferred revenue from December 31, 2008 to September 30, 2009. During 2010, deferred revenue increased by a lesser amount due to our Nevada VPC program, which has transitioned from an aggressive growth phase to primarily maintenance of the megawatts previously deployed.  Payments for maintenance in the Nevada VPC program during 2010 are less than those received during the original build out of the program.

Commercial & Industrial Business Revenue

Our Commercial & Industrial Business segment had revenue of $36.9 million for the three months ended September 30, 2010 compared to $21.7 million for the three months ended September 30, 2009, an increase of $15.2 million or 70%. Of the increase, $11.6 million is due to the increased megawatts and their associated performance during the summer in the PJM capacity program.  We recognize the capacity program revenue at the end of the mandatory performance period, which is the peak demand season between June and September.  An increase of $0.8 million is due to providing increased megawatts in open market programs in geographic service territories other than the PJM market.  In addition, the Commercial & Industrial Business had an increase of $3.2 million in revenue due to increased megawatt commitments in our C&I VPC programs compared to the prior three-month period.  The increase in revenue from open market and VPC programs was partially offset by a decrease of $0.4 million in our energy management services for the three months ended September 30, 2010 as compared to the prior period due to the decline in our engineering projects.

Our Commercial & Industrial Business segment had revenue of $42.8 million for the nine months ended September 30, 2010 compared to $25.0 million for the nine months ended September 30, 2009, an increase of $17.8 million or 71%. Of the increase, $11.6 million is due to increased megawatts in the PJM capacity program as well as energy payments for their performance during the summer.  An increase of $3.0 million is due to providing increased megawatts in open market programs in geographic service territories other than the PJM market.  In addition, the Commercial & Industrial Business had an increase of $4.0 million in revenue due to increased megawatt commitments in our C&I VPC programs compared to the prior nine-month period.  The increase in revenue from open market and VPC programs was partially offset by a decrease of $0.8 million in our energy management services for the three months ended September 30, 2010 as compared to prior period due to the decline in our engineering projects.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Gross	Gross	Gross	Gross	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Utility Products & Services	$3,590	29%	$3,679	40%	$9,668	30%	$10,040	42%
Residential Business	997	43	1,013	44	2,761	41	3,651	39
Commercial & Industrial Business	11,632	32	4,762	22	13,862	32	6,019	24
Total	$16,219	31%	$9,454	28%	$26,291	32%	$19,710	34%

Utility Products & Services Gross Profit and Gross Margin

Gross profit from our Utility Products & Services segment was consistent at $3.6 million for the three months ended September 30, 2010 and $3.7 million for the three months ended September 30, 2009.   Gross margin for the three months ended September 30, 2010 was 29% compared to 40% for the three months ended September 30, 2009, a decrease of 11 percentage points.  The decrease in gross margin is due to the expansion of our turnkey programs at an accelerated rate and the lower gross margin currently contributed from such programs.

Index to Form 10-Q

Gross profit from our Utility Products & Services segment was $9.7 million for the nine months ended September 30, 2010 compared to $10.0 million for the nine months ended September 30, 2009, a decrease of $0.3 million or 3%.  Gross profit decreased by $0.3 million due to the recording of $0.6 million in costs for the voluntary product replacement effort in one of our customer’s programs.  This decrease was partially offset by an increase of $0.3 million in gross profit from our turnkey programs. Gross margin for the nine months ended September 30, 2010 was 30% compared to 42% for the nine months ended September 30, 2009, a decrease of 12 percentage points.  The decrease in gross margin is due to the expansion of our turnkey programs at an accelerated rate and the lower gross margin currently contributed from such programs.  While these programs have lower gross margins than our VPC programs, we incur less selling, general and administrative expenses in operating these programs.

Residential Business Gross Profit and Gross Margin

Gross profit for our Residential Business segment was $1.0 million for both three months ended September 30, 2010 and 2009. Gross profit from our energy efficiency programs remained consistent at $0.6 million for both periods. Our marketing and other services also contributed gross profit of $0.4 million for both periods. Gross margin for the three months ended September 30, 2010 decreased by 1 percentage point from the three months ended September 30, 2009 due to the lower margin contributed from the energy efficiency programs, which varies based on the lighting projects completed during the period.

Gross profit for our Residential Business segment was $2.8 million for the nine months ended September 30, 2010 compared to $3.7 million for the nine months ended September 30, 2009, a decrease of $0.9 million or 24%. The decrease in gross profit is due to a decrease of $1.1 million from our energy efficiency programs partially offset by an increase of $0.2 million from our marketing and other services.  Gross margin for the nine months ended September 30, 2010 was 41% compared to 39% for the nine months ended September 30, 2009, an increase of 2 percentage points, due to the higher margin contributed from our marketing and other services partially offset by a decrease in gross margin contributed from the energy efficiency programs.

Commercial & Industrial Business Gross Profit and Gross Margin

Gross profit for our Commercial & Industrial Business segment was $11.6 million for the three months ended September 30, 2010 compared to $4.8 million for the three months ended September 30, 2009, an increase of $6.8 million or 142%. The increase is due to an increase of $5.2 million in gross profit contributed from those megawatts enrolled in the PJM capacity program, an increase of $0.1 million in gross profit contributed from megawatts enrolled in open market programs other than PJM and an increase of $1.7 million in gross profit from our C&I VPC programs partially offset by a decrease of $0.2 million from our energy management services.  Gross margin for the three months ended September 30, 2010 increased by 10 percentage points compared to gross margin for three months ended September 30, 2009 due to the enrollment of more profitable megawatts in the PJM capacity program.

During the nine months ended September 30, 2010 and 2009, our Commercial & Industrial Business segment’s gross profit was $13.9 million and $6.0 million, respectively, an increase of $7.9 million or 132%. The increase is due to an increase of $5.2 million in gross profit contributed from those megawatts enrolled in the PJM capacity program, an increase of $0.8 million in gross profit contributed from megawatts enrolled in open market programs other than PJM and an increase of $2.1 million in gross profit from our C&I VPC programs partially offset by a decrease of $0.2 million in gross profit from energy management services.  Gross margin for the nine months ended September 30, 2010 increased by 8 percentage points compared to gross margin for the nine months ended September 30, 2009 due to the enrollment of more profitable megawatts in the PJM capacity program.

Index to Form 10-Q

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Percent			Percent
	2010	2009	Change	2010	2009	Change
Operating Expenses:
General and administrative expenses	$10,496	$12,419	(15)%	$27,808	$28,409	(2)%
Marketing and selling expenses	4,634	4,340	7	13,478	12,782	5
Research and development expenses	1,664	1,158	44	4,572	3,483	31
Amortization of intangible assets	536	553	(3)	1,608	1,657	(3)
Total	$17,330	$18,470	(6)%	$47,466	$46,331	2%

General and Administrative Expenses

General and administrative expenses were $10.5 million for the three months ended September 30, 2010 compared to $12.4 million for the three months ended September 30, 2009, a decrease of $1.9 million or 15%. During the three months ended September 30, 2009, we recorded $4.3 million in non-recurring stock based compensation and retirement and consulting expense related to the retirement of our former Chairman, President and Chief Executive Officer.  The decrease of $4.3 million was partially offset by an increase of $0.9 million in centralization costs, $0.7 million in compensation and benefits, $0.3 million in consulting expense and $0.5 million in other expense.

General and administrative expenses were $27.8 million for the nine months ended September 30, 2010 compared to $28.4 million for the nine months ended September 30, 2009, a decrease of $0.6 million or 2%. During the nine months ended September 30, 2010, there was a decrease of $4.3 million related to departure of our former Chief Executive Officer as discussed above and a $1.1 million decrease in stock-based compensation as we accelerated vesting on certain equity awards during the prior year and recorded the related expense at that time. The decrease was partially offset by an increase of $1.7 million in compensation and benefits, $0.9 million in centralization costs, $0.5 million in rent and occupancy expense, $0.5 million in consulting expense, $0.5 million in professional fees and $0.7 million in other expense.

We are centralizing our business support operations in our Norcross, Georgia headquarters to establish a more unified culture and to run our business more efficiently.  We expect to incur total costs of $3.5 million for relocation, hiring, and leased office closures, primarily during the fourth quarter of 2010.

Marketing and Selling Expenses

Marketing and selling expenses were $4.6 million for the three months ended September 30, 2010 compared to $4.3 million for the three months ended September 30, 2009, an increase of $0.3 million or 7%. The increase in marketing and selling expenses was mainly due to an increase of $0.3 million in compensation and benefits and $0.2 million in consulting expense partially offset by a decrease of $0.2 million in stock-based compensation.

Marketing and selling expenses were $13.5 million for the nine months ended September 30, 2010 compared to $12.8 million for the nine months ended September 30, 2009, an increase of $0.7 million or 5%. The increase in marketing and selling expenses was due to an increase of $1.9 million in compensation and benefits, mainly as a result of the current expansion of our sales force, partially offset by a decrease of $0.6 million in marketing and advertising and a decrease of $0.6 million in stock-based compensation as we accelerated vesting on certain equity awards during the prior year and recorded the related expense at that time.

Although VPC revenue for the current contract year was deferred during the nine months ended September 30, 2010 and 2009, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $1.1 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, a decrease of $0.1 million.  VPC customer acquisition costs were $3.2 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively, a decrease of $0.5 million.

Index to Form 10-Q

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of solutions to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $1.7 million for the three months ended September 30, 2010 compared to $1.2 million for the three months ended September 30, 2009, an increase of $0.5 million or 44%. Research and development expenses were $4.6 million for the nine months ended September 30, 2010 compared to $3.5 million for the nine months ended September 30, 2009, an increase of $1.1 million or 31%.  The increase in research and development expenses is due to an increase and re-deployment in headcount and an increase in contractors to develop new solutions, including our AMI-enabled hardware products and our IntelliSOURCE software.

Amortization of Intangible Assets

Amortization of intangible assets was $0.5 million and $0.6 million for the three months ended September 30, 2010 and 2009, respectively, and $1.6 million and $1.7 million for the nine months ended September 30, 2010 and 2009.  In addition to the amortization presented in operating expenses, we also recorded $0.2 million for both the three months ended September 30, 2010 and 2009 and $0.5 million and $0.4 million for the nine months ended September 30, 2010 and 2009, respectively, of amortization expense in our cost of revenue. We record amortization expense as we amortize the intangibles from our acquisitions completed in 2007 and our technology licenses purchased in 2009.

Interest and Other Expense, Net

We recorded net interest and other expense of $0.2 million during the three months ended September 30, 2010 compared to $0.4 million during the three months ended September 30, 2009, a decrease of $0.2 million. We recorded net interest and other expense of $0.6 million during the nine months ended September 30, 2010 compared to $0.9 million during the nine months ended September 30, 2009, a decrease of $0.3 million. The decrease in interest and other expense, net is due to the decrease in our outstanding debt facilities.

Income Taxes

A provision of $0.1 million was recorded for the three months ended September 30, 2010 and 2009 and a provision of $0.2 million was recorded for the nine months ended September 30, 2010 and 2009 related to a deferred tax liability. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of September 30, 2010 and 2009.

Liquidity and Capital Resources

In November 2008, we entered into a security and loan agreement with Silicon Valley Bank. The security and loan agreement was amended in February 2010 to increase the revolver loan from $10.0 million to $30.0 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  As of September 30, 2010, we had $18.1 million of outstanding letters of credit and $11.9 million of borrowing availability from the revolver loan.

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

The following table summarizes our cash flows for the nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Nine Months Ended September 30,
	2010	2009
Operating activities	$(9,903)	$6,622
Investing activities	6,911	(12,077)
Financing activities	(2,681)	8,683
Net change in cash and cash equivalents	$(5,673)	$3,228

Index to Form 10-Q

Cash Flows Provided by (Used in) Operating Activities

Cash flows used in operating activities were $9.9 million for the nine months ended September 30, 2010 compared to cash flows provided by operating activities of $6.6 million for the nine months ended September 30, 2009, a decrease of $16.5 million.  The change in cash flows from operating activities included:

•	a decrease in net loss of $5.8 million;

•	an increase in depreciation and amortization of $0.2 million;

•
a decrease in stock-based compensation expense of $4.5 million due to the acceleration of the former CEO’s awards during the third quarter of 2009 and the acceleration of certain equity awards during the fourth quarter of 2009;

•	an increase in other adjustments to net loss of $0.2 million;

•
an increase in the change in accounts receivable and accrued expenses and other liabilities due to our revenue recognition policy for the Commercial & Industrial Business’ capacity program with PJM.  We record revenue and the associated costs in the third quarter of each year, after the mandatory performance period. We receive the payments from PJM and make corresponding payments to our C&I participants throughout the capacity year, which spans from June 1st to May 31st; and

•
a decrease in the change in deferred revenue is a function of our revenue recognition policy for the Residential Business’ VPC programs and the associated billings, specifically our Nevada VPC program as discussed above.

Cash Flows Provided By (Used In) Investing Activities

Cash flows provided by investing activities were $6.9 million for the nine months ended September 30, 2010 compared to cash flows used in investing activities of $12.1 million for the nine months ended September 30, 2009, an increase of $19.0 million. The change in cash flows from investing activities included:

•	a decrease of $7.2 million in capital expenditures due to a slower installation pace in certain of our VPC programs, mainly the Nevada VPC program;

•	a decrease of $10.8 million in purchases of marketable securities and an increase of $0.5 million in maturities of marketable securities and

•	an increase of $0.4 million in the change in restricted cash due to the release of certain contractual cash requirements.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our residential VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations, which are primarily residential.

Cash Flows Provided by (Used in) Financing Activities

Cash flows used in financing activities were $2.7 million for the nine months ended September 30, 2010, primarily consisting of $2.3 million in payments, net, of our current debt facility.  Cash flows provided by financing activities were $8.7 million for the nine months ended September 30, 2009, consisting mainly of borrowings of $10.9 million under our then-outstanding credit agreement and payments of $2.3 million for our then-outstanding debt.

Index to Form 10-Q

Working Capital

Our working capital as of September 30, 2010 was $28.3 million compared to $49.7 million as of December 31, 2009, a decrease of $21.4 million.  Current assets increased by $9.6 million due to an increase of $23.2 million in accounts receivable, $1.5 million in inventory and $4.7 million in deferred costs and other current assets partially offset by a decrease of $19.8 million in cash and cash equivalents and marketable securities.  Current liabilities increased by $31.0 million due to an increase of $16.1 million in deferred revenue and $14.9 million in accounts payable, accrued expenses and other current liabilities.  Deferred revenue and deferred costs increased mainly due to our revenue recognition policy for the Residential Business segment’s VPC contracts. Unbilled accounts receivable and accrued expenses increased due to our revenue recognition policy for the Commercial & Industrial segment’s PJM capacity program.

Indebtedness

As of September 30, 2010, $3.0 million of our outstanding debt was due within the next twelve months.  As of September 30, 2010, we were in compliance with our financial and restrictive debt covenants for the outstanding debt facility.

Letters of Credit

After the amendment in February 2010, our facility with Silicon Valley Bank provides for the issuance of up to $30.0 million of letters of credit. As of September 30, 2010, we had $18.1 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $2.0 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

As of September 30, 2010, our VPC programs had installed capacity of 558 megawatts. Our existing VPC contracts as of September 30, 2010 provided for a potential contracted capacity of 817 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $11.1 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which $2.1 million is anticipated to be incurred through December 31, 2010. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

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

Index to Form 10-Q

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(1,380)	$(9,444)	$(21,912)	$(27,720)
Depreciation and amortization	1,099	1,022	3,087	2,899
Interest expense, net	235	459	592	1,007
Provision for income taxes	55	52	170	159
EBITDA	9	(7,911)	(18,063)	(23,655)
Non-cash stock compensation expense	1,010	3,986	2,335	6,803
Adjusted EBITDA	$1,019	$(3,925)	$(15,728)	$(16,852)

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 8, 2010. We believe that there have been no significant changes from December 31, 2009 during the quarter ended September 30, 2010.

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

Index to Form 10-Q

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition, except as follows:

On October 12, 2010, a civil action complaint was filed against the Company in the United States District Court for the Western District of Kentucky (Case No. 3:10-CV-00638) by Louisville Gas & Electric Company and Kentucky Utilities Company (“Plaintiffs”).  The Plaintiffs have alleged a breach of warranty claim relating to certain thermostats, which they claim are defective, manufactured by White-Rodgers.  The relief sought by Plaintiffs includes an unspecified amount of damages, pre and post judgment interest and costs. The Company intends to defend this claim vigorously. At this time, the Company's management cannot estimate with reasonable certainty the ultimate disposition of this lawsuit and there can be no assurance that the Company will not sustain material liability as a result of or related to this lawsuit.

Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of September 30, 2010, there were no material contingencies requiring accrual or disclosure.

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

During the quarter ended September 30, 2010, there were no material changes to the Risk Factors relevant to our operations, described in the Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC on March 8, 2010, except as follows:

We could be required to make substantial refunds or pay damages to power pools or our utility customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated or required under the applicable agreements.

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers.  Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures.  While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years.  If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty.  In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life.  Due to our potential participants’ limited capital spending and increased competition in the marketplace, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner.  If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay penalties of up to $0.3 million per megawatt that we fail to obtain in 2011 and 2012.  As of September 30, 2010, we have recorded potential liquidated damages for capacity fulfillment delays related to certain 2010 contractual milestones.  If we do not restructure the base load contractual requirements, we will be required to record significant liquidated damages for 2011 contractual commitments as well.

Index to Form 10-Q

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

Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year.  We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity.  During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract.  A contract year generally begins at the end of the summer months, after a utility’s seasonal peak energy demand for electricity.  We refer to this seasonal peak energy demand as the cooling season.  For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th.  We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season.  We refer to measured and verified capacity as our available capacity.  This available capacity also establishes the estimated capacity per device, which we generally refer to as our M&V factor, for that contract year.  During each succeeding contract year, we generally receive proxy payments based on the prior year’s M&V factor and installed devices in the applicable service territory.  Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity.  Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control.  If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested.  The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our VPC contracts.  Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer.  We refer to this process that results in a final settlement as a true-up.  We are still working toward final settlement in certain VPC programs for the 2010 calendar year and do not currently have an estimate of those potential settlements. For 2009, we paid $0.6 million as a result of the final settlement. For the contract year 2008, we paid an aggregate of $0.2 million as a result of final settlement.  For the contract year 2007, we paid an aggregate refund payment of $2.3 million.

Index to Form 10-Q

Any refund payments that we may be required to make (1) as a result of a subsequent inspection or failure to meet initial minimum capacity under our base load contracts, (2) to the power pool under our auction contracts, or (3) pursuant to a true-up settlement determination under our VPC contracts could be substantial and could adversely affect our liquidity and anticipate revenue projections.  In addition, because measurement and verification test results for each VPC contract establishes estimated capacity on which proxy payments will be made for the following contract year, a downward adjustment in estimated capacity for a particular VPC contract would decrease the dollar amount of proxy payments for the following contract year and could significantly decrease our estimated backlog and estimated payments from long-term contracts.  In addition, such adjustment could result in significant year-to-year variations in our quarterly and annual revenues.

Regulatory or legislative rule changes made by major grid operators, state commissions, or FERC, could adversely impact our revenues.

We operate in a regulated market.  Changes to rules, regulations, or laws may affect our business and anticipated revenues. During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market.  The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers.  Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs.  We rely on our demand response programs to generate revenue and PJM or any other major grid operator may reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business.  There are additional proposed rule changes relating to the capacity market at PJM expanding the availability of demand response resources outside of the summer months, which could take effect three years from now.  These rule changes are not clearly defined, and in turn, the effects any such rule changes could have on our revenues are unknown at this time.

Failure of third party suppliers to manufacture quality products and our third-party installers’ failure to provide proper installation of our products could cause malfunctions of our products, potential recalls or replacements or delays in the delivery of our products or services, which could damage our reputation, cause us to lose customers and negatively impact our revenues and growth.

Our success depends on our ability to provide quality products and reliable services in a timely manner, which in part depends on the proper functioning of facilities and equipment owned, operated and/or manufactured by third parties upon which we depend.  For example, our reliance on third parties includes:

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

Index to Form 10-Q

Because we are wholly dependent upon third parties for the manufacture and supply of certain products, the event of a significant interruption in the manufacturing or delivery of our products by these vendors or in defects from the manufacturers, could result in our being required to expend considerable time, effort and expense to establish alternate production lines at other facilities and our operations could be materially disrupted, which could cause us to not meet production deadlines and lose customers.  In addition, our contracts often provide that we install products in the end-users’ facilities or premises using Comverge employees or third party installers.  To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction.  Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers.  In addition, our brand, reputation and growth could be negatively impacted.  For example, in August, 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers reported to the CPSC that it was aware of incidents of battery leakage in the model of thermostat sold to Comverge, in which battery leakage led to an overheating of the device.  We are not aware of any reports of personal injury associated with these incidents, but are aware of one claim for minor property damage.  White-Rodgers informed us that in the event of battery leakage, electrolyte can contact the printed circuit board, which may result in the circuit board overheating.  White-Rodgers has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field.  White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action plan after that plan is approved by the CPSC.  Comverge is not aware of any information suggesting that Comverge’s communication module in these thermostats is related to the reported incidents.  This corrective action by White-Rodgers could impact our current and future utility residential demand response business, including but not limited to continued business and installations in 2010.  In relation to the thermostat issue, Comverge was sued in the Western District of Kentucky where Louisville Gas and Electric Company and Kentucky Utilities Company (collectively "Plaintiffs") filed a breach of warranty lawsuit against Comverge relating to certain White-Rodgers' brand thermostats.

We rely on certain components and products from a single supplier or a limited number of suppliers.

We rely on third party suppliers to manufacture and supply certain products for our various capacity programs or power pool program. In addition, some of the components necessary for our products are currently provided to us by a single supplier, including the thermostats used in our utility residential demand response business, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

• we may not be able to control the quality and cost of these products or respond to unanticipated changes and increases in demand;

• we may lose access to critical services and components, resulting in an interruption in the delivery of products or services to our customers; and

• we may not be able to find new or alternative components for our use or reconfigure our products in a timely manner if the components necessary for our products become unavailable.

If any of these risks materialize, it could significantly increase our costs and adversely affect the reliability or operation of our products or services.  Lead times for materials and components ordered by us vary and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If these manufacturers or suppliers stop providing us with the components or services necessary for the operation of our business, we may not be able to identify alternate sources in a timely fashion. Any transition to alternate manufacturers or suppliers would likely result in increased expenses and operational delays, and we may not be able to enter into agreements with new manufacturers or suppliers in a timely manner or on commercially reasonable terms. Any disruptions in product flow may harm our ability to generate revenue, lead to customer dissatisfaction, damage our reputation and result in additional costs.

Index to Form 10-Q

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

During 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million.

Of the net proceeds received, we utilized $34 million for our two acquisitions completed during 2007, $7 million to repay outstanding debt over the last three years, $4 million for non-financed capital expenditures, and $30 million to fund the operations of our business and for general corporate purposes.

We plan to use the remaining proceeds from the offerings discussed above to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions and for other general corporate purposes. We have invested a portion of the remaining proceeds in marketable securities, pending their use.

The following table presents shares surrendered during the quarter ended September 30, 2010:

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
July 1 - July 31	108	$9.45
August 1 - August 31	2,441	$7.91
September 1 - September 30	203	$6.04

(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

Item 6: Exhibits

The following documents are filed as exhibits to this report:

10.1† 10.2† 10.3† 10.4† 10.5† 10.6†
Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective April 15, 2009
Amendment No. #01 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective August 18, 2009
Amendment No. #02 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective January 20, 2010
Amendment No. #03 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective June 18, 2010
Amendment No. #04 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective July 1, 2010
Amendment No. #05 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective July 27, 2010

10.7	First Amendment to Employment Agreement by and between the Company and Edward Myszka, effective September 1, 2010
10.8	First Amendment to Employment Agreement by and between the Company and Michael Picchi, effective September 1, 2010
10.9	First Amendment to Employment Agreement by and between the Company and Matthew Smith, effective September 1, 2010
10.10	First Amendment to Employment Agreement by and between the Company and Arthur Vos IV, effective September 1, 2010
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

†	Confidential treatment has been requested for portions of this exhibit.

Index to Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

November 8, 2010	By:	/s/ R. Blake Young
(Date)		R. Blake Young
President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2010	By:	/s/ Michael D. Picchi
(Date)		Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)