Form 10-Q/A
period 2010-09-30
COMVERGE, INC.
filed 2011-03-09
CIK 1372664

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

There were 25,344,242 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on March 3, 2011.

Comverge, Inc.

Index to Form 10-Q/A

Page
Explanatory Note	3

Part II - Other Information

Item 6. Exhibits	4

Signatures	5

Exhibit Index

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of Comverge, Inc. (the “Company”) for the period ended September 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on November 8, 2010 (“Form 10-Q”). No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.1 through 10.6 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibits 10.1 through 10.6. Except for the changes to Exhibits 10.1 through 10.6, this Amendment does not otherwise update any exhibits as originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Part II – Other Information

Item 6:	Exhibits

The following documents are filed as exhibits to this report:

10.1†	Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective April 15, 2009

10.2†	Amendment No. #01 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective August 18, 2009

10.3†	Amendment No. #02 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective January 20, 2010

10.4†	Amendment No. #03 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective June 18, 2010

10.5†	Amendment No. #04 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective July 1, 2010

10.6†	Amendment No. #05 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective July 27, 2010

31.1	Certification of the Company’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Portions of this exhibit have been redacted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc. (Registrant)

March 9, 2011	By:	/S/ R. BLAKE YOUNG
(Date)		R. Blake Young
President and Chief Executive Officer (Principal Executive Officer)

March 9, 2011	By:	/S/ MICHAEL D. PICCHI
(Date)		Michael D. Picchi
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

5