Form 10-K
period 2010-12-31
COMVERGE, INC.
filed 2011-03-09
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010
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

The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant on June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, was $218,690,895 (based on the closing sales price of the Registrant’s common stock on the Nasdaq Global Market on such date).

At March 3, 2011, there were 25,344,242 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2010.

Comverge, Inc.
Form 10-K for the Year Ended December 31, 2010

Index to Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes, including our projections related to our revenues in 2011. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors” for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed in 2011. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

Part I

Item 1.	Business

Business Overview

Comverge is a leading provider of intelligent energy management, or IEM, solutions that empower utilities, commercial and industrial users, and homeowners to use energy in a more effective and efficient manner.  IEM solutions build upon demand response, enabling two-way communication between providers and consumers and giving all customer classes the insight and control needed to optimize energy usage and meet peak demand.  Beyond just reducing the energy load, this approach to energy management reduces cost for the utility or grid operator, integrates other systems and allows for the informed decision-making that will power the smart grid.

We provide our IEM solutions through our two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.  The Residential Business segment sells intelligent energy management networks to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include intelligent hardware, our IntelliSOURCE software (formerly known as Apollo) and services, such as installation, marketing and program management.  If the utility customer elects to own the intelligent energy management network, we refer to the program as a turnkey program. If we provide capacity through fully-outsourced programs, where we typically own the underlying intelligent energy management network, we refer to the program as a Virtual Peaking Capacity, or VPC, program. Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our utility customers.  The C&I Business segment provides intelligent energy management solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of megawatts for these C&I consumers in open markets and VPC programs as well as through the completion of energy efficiency projects.

We evaluate the megawatts of capacity that we own, manage or provide to the electric utility industry according to each of our operating segments.  Megawatts owned under long-term capacity contracts or in open market programs generate recurring revenue, while megawatts provided under turnkey contracts or through product sales generate revenue at the point of sale.  The following table summarizes megawatts owned, managed or provided as of December 31, 2010.

	As of December 31, 2010
	Residential	C&I	Total
	Business	Business	Comverge
Megawatts owned under long-term capacity contracts (1)	597	294	891
Megawatts owned for sale in open market programs	16	1,698	1,714
Megawatts provided under turnkey contracts	658	32	690
Megawatts managed for a fee on a pay-for-performance basis	-	437	437
Megawatts owned or managed	1,271	2,461	3,732
Megawatts provided through product sales (2)	6,707	-	6,707
Total megawatts owned, managed or provided	7,978	2,461	10,439

Index to Form 10-K

(1)
Our VPC contract with Nevada Energy for 155 megawatts of contracted capacity is no longer in effect for 2011.  We expect to decrease “Megawatts owned under long-term capacity contracts” for 155 megawatts during the first quarter of 2011 to reflect the expiration of this contract.

(2)	Determined based on 1.3 kilowatts per load control device (based on each device cycling, on average, between 50% and 100%).

Megawatts owned under long-term capacity contracts.  We directly develop, operate and manage the entire demand management system for certain residential, commercial and industrial consumers. Our VPC programs offer us a distinct advantage as we typically own and operate the underlying assets used in these programs. These programs provide us with long-term revenue streams based on the capacity, or megawatts, provided by our programs. We refer to the megawatts provided under our VPC programs and megawatts provided under our energy efficiency programs as megawatts owned under long-term capacity contracts.

Megawatts owned for sale in open market programs.  We own and manage megawatts in open market programs with grid operators. In these programs, we aggregate megawatts from consumer loads, provide them to the market and operate them based on the specific parameters of the market and load suppliers. The contracts underlying these open market programs range in length from one to three years, reflecting the different grid operator markets. We refer to the megawatts these programs provide as megawatts owned for sale in open market programs.

Megawatts provided under turnkey contracts. We offer load control programs in which the utility maintains ownership of the underlying asset but we provide product, software and services.  These services may include without limitation installation, call center, project management, IT integration, measurement and verification analysis, and/or customer acquisition marketing.  We refer to these megawatts as megawatts provided under turnkey contracts.

Megawatts managed for a fee on a pay-for-performance basis.  We also manage megawatts in open market programs for certain large industrial customers.  We are paid based on the performance of those megawatts and do not own the underlying megawatts. We refer to these megawatts as megawatts managed for a fee on a pay-for-performance basis.

Megawatts provided through product sales. We sell intelligent energy hardware, combined with software, which electric utilities use to build their own IEM networks. We refer to these megawatts as megawatts provided through product sales.

The Comverge Solution

Our IEM solutions enable our electric utility industry customers and open market operators to address issues they confront on a daily basis, such as rising demand, decreasing supply, fluctuating commodity prices, reducing greenhouse gases and emerging mandates to use energy efficiency solutions to address these issues.  Our IEM solutions yield the following benefits to our commercial and industrial customers, residential consumers, electric utility industry customers and open market operators:

Improve the Developing Smart Grid through Advanced, Multi-functioning Solution Sets.  We offer our customers IEM solutions to match their needs for improving and advancing a smarter electrical grid.  Our state-of-the-art  IntelliSOURCE software system provides demand management functionality, enabling control of various end-use devices and systems, integration into the utility customer’s back office operational systems, and inter-operability with Advanced Metering Infrastructure, or AMI.  In conjunction with our software, our solution set includes multiple service offerings, including engineering and energy audits, project management, installation, customer acquisition marketing,  and measurement and verification.  These services allow our utility customers to tailor their programs to achieve better marketing penetration rates, lower installation costs, and real time verification of the functionality of their system.  Our hardware products complete our solution set through offering technologically advanced functionality for various residential and C&I demand management devices.  Through providing a solution to our customers’ issues, we are able to offer our own individual products and services, or integrate other companies’ products into our solutions, ultimately improving the developing smart grid.

Provide an Alternative to Building Expensive New Plants and Associated Transmission and Distribution Infrastructure.  We reduce our utility and grid operator customers’ capital expenditures and costs for electric transmission and distribution.  Our solutions can be directly substituted for new power generation facilities that would otherwise be built to satisfy either peak periods of electricity demand or the expected increase in base load demand.  Our IEM solutions require significantly lower short-term capital expenditures than a natural gas-fired power plant, and our pay-for-performance capacity solutions require no capital expenditures on the part of electric utilities.  By avoiding the build-out of new generation, utilities can also avoid building the incremental new transmission and distribution assets needed to bring power from the location where it is generated to where it is consumed, thereby further reducing required capital expenditures.

Index to Form 10-K

Improve System Reliability and Operational Flexibility.  Our IEM solutions also enhance the reliability of the electric grid by providing the ability to reduce power consumption in specific distribution areas during times of peak energy demand and emergency conditions, thereby relieving strain on the aging grid infrastructure.  With our IEM solutions, our customers gain the benefit of more reliable infrastructure and lower operating costs associated with fewer emergency maintenance and customer care issues.  In addition to improving system reliability, our targeted approach focuses on specific distribution areas which may also reduce or delay the need for new capital investment in transmission and distribution infrastructure.  For example, once deployed, our VPC programs become operational, or ramp up, more rapidly than natural gas-fired power plants.  Our VPC programs typically require less than five minutes to provide demand reduction.  In addition, our technology enables devices to be controlled both individually and in clusters, thereby allowing those devices to be operated at the time and location (i.e. at a substation, circuit or feeder) required to manage localized constraints or emergency conditions.

Save Costs for Electricity Consumers.  Certain of our IEM solutions enable residential, commercial and industrial consumers to receive time-of-use electricity price signals, thereby allowing them to match electricity use with the costs to purchase such electricity.  Consumers who deploy our solutions can realize cost savings on their electric bills by using less energy, particularly during peak periods when prices are the highest, or shifting their usage to times when electricity is less expensive.

Conserve and Create a Positive Environmental Impact.  Our IEM solutions allow electric utilities to reduce both peak and permanent load.  Our demand management programs provide electric utilities with similar functionality to the peaking capacity typically provided by natural gas-fired power plants while also providing clean alternative energy.  By reducing electricity demand during peak times, our demand management programs have the potential to displace older, inefficient peaking power plants and can reduce the operating time of intermediate plants.  By substituting our programs for new natural gas-fired power generation facilities, utilities are able to conserve electricity and reduce greenhouse gases and pollutants.

Enable Electric Utilities to Meet Regulatory Mandates.  Federal and state legislation over the past five years has stimulated the development of the smart grid and has mandated that the Federal Energy Regulatory Commission and the Department of Energy provide detailed assessments and recommendations for demand response initiatives.  We work closely with federal and state regulators and electric utilities to formulate and coordinate effective demand response solutions in light of these regulatory developments and mandates.  This legislation also calls for advanced technologies for demand response, energy efficiency, smart metering, and distributed generation, including digital information capabilities to implement these technologies.  This includes a smart grid policy using a national task-force, modernization through deployment of “smart” technologies, a new communications and an inter-operability framework, research and development, and removal of the barriers to smart grid roll-out.  Federal grants and matching funds are being deployed to spur smart grid investments.

The Comverge Strategy

We intend to continue to grow and expand our position in the clean energy sector by pursuing the following strategic objectives:

Increase Market Penetration.  We intend to further penetrate the clean energy sector by:

•	identifying the needs of and providing additional IEM solutions to new and existing customers;

•	securing additional long-term contracts as a growing proportion of our revenues;

•	effectively matching product innovations with the future needs of our customers, including AMI rollouts designed to migrate North America to a smart electricity grid; and

•
expanding both our sales force and the scope of our commercial and industrial demand response offerings, conservation, energy efficiency solutions and other clean energy alternatives throughout North America.

Expand the Market for our Intelligent Energy Management Solutions.  We intend to continue demonstrating the effectiveness of our capacity programs in order to secure additional long-term contracts with existing and future customers by:

•	marketing to and educating existing and prospective customers, consumer advocates, consultants and industry experts about the benefits of IEM solutions; and

•
working with utilities, state regulators and local, state and federal governmental agencies to explain the benefits of IEM solutions and obtain rate treatment similar to supply-side resources, such that electric utilities are allowed to earn a rate of return on the capital invested in demand management resources.

Develop New Distribution Channels Through Strategic Alliances.  We are focused on expanding our current product strategic alliances and identifying new strategic relationships.  We intend to leverage these relationships to achieve greater adoption of our products and services by, and bring new offerings to market for, our electric utility customers through bundled offerings.

Index to Form 10-K

Continue to be an Innovative Leader in our Markets.  From 2001 to 2010, we invested approximately $20.3 million in research and development alone.  We intend to continue such research and development, in addition to capturing operational and technical knowledge gained from the smart grid offerings.  This will enable us to develop new and innovative solutions to better serve our existing electric utility customer base, large C&I customers, and to appeal to new customers.  We believe that this continued investment strategy will allow us to realize new revenue opportunities and decrease our operating costs, thereby enabling us to remain competitive and to maintain our market position.

Pursue Targeted Strategic Opportunities.  We intend to pursue strategic relationships and opportunities to strengthen our competitive position in the clean energy sector through domestic and international opportunities.  This sector is comprised of a number of companies with niche offerings or customer relationships, which provide attractive opportunities, whether through acquisition, partnering, or joint alliances.

Segments

As of December 31, 2010, we reported our results of operations in two reportable segments: our Residential Business segment and our Commercial & Industrial Business segment.  In prior periods, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. For the year ended December 31, 2010, the Utility Products & Services segment is presented as part of the Residential Business segment. The results of our energy efficiency programs were previously reported in the Residential Business segment. For the year ended December 31, 2010, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, the results of operations have been reclassified for the years ended December 31, 2009 and 2008 to conform to the presentation for the year ended December 31, 2010. We believe that the new reporting structure more accurately represents the broader customer markets which we serve: residential and commercial and industrial.

Residential Business

Our Residential Business segment offers IEM networks that address demands for residential and small commercial end-use participants.  These solutions include intelligent hardware, our IntelliSOURCE software and services, such as installation, marketing and program management.  Our suite of intelligent hardware includes a broad range of products from basic one-way load control switches to technologically sophisticated smart thermostats and in-home displays that encompass the entire range of the smart grid market. Our products are designed to communicate on multiple communication modes, including wireless internet, VHF paging, telephone, broadband cable, cellular and radio frequency communication.  We provide the hardware that is installed at a utility consumer’s location on high-energy consumption equipment, such as central air conditioning. Our software applications send wireless messages to manage and control our hardware. Upon receiving the messages, our hardware, in turn, reduces the length of time the equipment operates, thereby making electric capacity available to the utility.  Our advanced metering products consist of hardware that is installed at a utility’s residential or business customer’s electric meter. These devices collect information from the meter and transmit it through a software application where it is then stored on servers. This information is used by the utility to manage electricity consumption, analyze usage trends and generate billing information.

Our IntelliSOURCE software is a next-generation demand management and grid optimization platform capable of integrating with legacy paging systems and future AMI deployments, with the ability to provide two-way, real-time communication between utilities and their customers of all classes, including commercial and industrial customers, small business owners, and residential customers.  IntelliSOURCE is based on an open-standards approach and is designed with four fundamental functional elements in mind that are required to support the emerging smart grid transformation: (1) communication, (2) command and control, (3) data management and (4) knowledge applications.

Depending on customer needs, the Residential Business segment sells product and software offerings, VPC programs and turnkey programs.   In some instances, we sell the customer product and software and the customer elects to perform the services, such as installation and marketing, to complete its IEM network. In other instances, as in our VPC and turnkey programs, we provide the product and software as well as perform full program services including installation and customer acquisition marketing.  If we provide full outsourced, pay-for-performance capacity through the IEM network, we refer to the program as a VPC program, in which we typically own the assets of the system.  Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our customers, as described below.  If the customer elects to own the IEM network or we are paid for the services, as opposed to being paid for reduced capacity or energy, we refer to the program as a turnkey program.

Peak load demand, defined as the maximum capacity of electricity required over a specified time, is dynamic in nature and places the greatest stress on the grid system due to both the elevated levels and fluctuating duration of demand. Our VPC and turnkey offerings compete in the peak capacity markets and provide a solution to alleviate stress on the electric grid by aggregating and coordinating the demands of load consuming equipment.

Index to Form 10-K

Virtual Peaking Capacity (VPC) Programs

The structure of our VPC programs is on a pay-for-performance basis whereby we enter into long-term contracts with utilities and are paid under each contract based on the amount of verifiable kilowatts of capacity that we provide. Under our VPC programs, we typically own and operate the entire IEM network.

The consumers who elect to participate in our VPC programs agree to allow us to install our products in their homes or businesses in order to decrease energy usage of certain appliances, such as their central air conditioner, electric water heater, irrigation pump or pool pump, during short periods of peak energy demand. These devices are controlled remotely by using our digital control units or thermostats coupled with our IntelliSOURCE software. We, in return, receive payment for this capacity from the utility under our existing contract with the utility.

We operate our VPC programs through long-term, fixed price contracts with our utility customers, which make periodic payments to us based on estimates of the amount of electric capacity that we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or in the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. During each succeeding contract year, estimated capacity is the available capacity from the previous year. A contract year begins at the end of a utility’s seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th, and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. Measurement and verification tests are necessary because our hardware installed at participant locations to control energy usage of selected appliances are one-way devices that are programmed to receive and respond to a wireless signal initiated by our software and transmitted over a public or private network but does not send a confirmation. Therefore, there is no verification that any certain device received a signal or properly executed its command. Because thousands of devices are subject to control in typical residential VPC programs, for one-way communicating systems, statistically significant measurement and verification is performed on a subset of these devices.  This methodology has been developed that verifies the reduction of energy usage, measured in kilowatts, for a statistical sample of devices with an accepted utility confidence level generally of 90% or greater. This methodology is widely accepted in the industry. We refer to the results of this measurement and verification process as our available capacity.

Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time the measurement and verification tests are conducted, which, in turn, depends on factors beyond our control, such as temperature and humidity and the time of day and the day of the week the measurement and verification tests are performed. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process as the annual settlement.

Turnkey Programs

Our turnkey programs are targeted for utilities that not only need to have available capacity but often want to own the underlying assets and pay for our services and solutions.  We provide the same or similar intelligent energy management network as that provided in our VPC programs; however, we do not own the underlying assets and are not paid based on available capacity.  We are paid based on negotiated rates for our product, software and services and these payments are not subject to annual settlement.

Commercial & Industrial (C&I) Business

The C&I Business segment provides IEM solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of megawatts for these C&I consumers in VPC and open market programs as well as through the completion of energy efficiency projects.  Similar to the Residential Business segment, the C&I Business segment contracts with utilities to provide available capacity to utility customers through pay-for-performance VPC programs. We recruit large C&I end-use participants into the VPC program, requesting that participants reduce electricity usage at certain times, and provide the available capacity to our customer.

Index to Form 10-K

Open Markets

In open markets, grid operators and utilities seek bids from their commercial and industrial consumer base to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by energy and capacity obligations with shorter contract periods and prices that may vary by hour, by day, by month or by bidding period. Several major grid operators, including PJM Interconnection, New York Independent System Operator, New England Power Pool and Electric Reliability Council of Texas, have active demand capacity markets in which we participate. Our C&I Business segment works with commercial and industrial consumers to first identify available demand response capacity and then register and facilitate the sale of that capacity in the open market on behalf of those consumers. In these transactions, we receive revenue from grid operators and make payments to commercial and industrial consumers for both contracting to reduce electricity usage and actually doing so when called upon.

Energy Efficiency Program

The structure of our energy efficiency program is a pay-for-performance model whereby we provide permanent base load reduction through equipment upgrades, energy auditing and consulting, building automation, lighting retrofits and other measures that reduce C&I consumers’ total energy consumption. We enter into long-term contracts to provide the reduced capacity, maintain and operate the improvements and ensure their utilization.

See “Item 8. Financial Statements and Supplementary Data, Note 15” for presentation of results of operations for the last three fiscal years by segment.

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

Customers

We have an established customer base of utility and other energy service providers, including municipal and cooperative electric utilities, located across North America in both regulated and deregulated jurisdictions. For example, our customers include large investor-owned utilities, independent system operators and regional transmission organizations (which are regional entities that monitor and control a regional electric grid), electric cooperatives, municipalities, energy service companies and military bases, including energy providers such as Austin Energy, Consolidated Edison Company of New York, Inc., Georgia Power, Gulf Power Company, Inc., PacifiCorp, Pepco Holdings, Inc., PJM Interconnection, PPL Corporation, Progress Energy, Inc., and San Diego Gas & Electric Company. For the year ended December 31, 2010, our top ten customers account for 71% of our consolidated revenue. Of these customers, two customers accounted for more than 10% of revenue: PJM Interconnection LLC (28%) and Pepco Holdings, Inc. (12%).  For the year ended December 31, 2009, our top ten customers accounted for 67% of our consolidated revenue. Of these customers, two customers accounted for more than 10% of our revenue: PJM Interconnection LLC (20%) and NV Energy (12%).  For the year ended December 31, 2008, our top ten customers accounted for 71% of our consolidated revenues. Of these customers, three customers accounted for more than 10% of our revenue: PJM Interconnection LLC (19%), Consolidated Edison Company of New York, Inc. (14%) and NV Energy (12%).

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

Standard surface mount and thru-hole technologies are designed by our engineers and can be produced on a wide variety of manufacturing equipment, thereby allowing competitive bidding from contract manufacturers. We manage all bills of materials and approved vendor lists and provide the contract manufacturers with design change notices.

Index to Form 10-K

We employ dedicated test engineers who design all product test systems, write custom software for product tests and monitor product quality and yields. All outgoing product at our contract manufacturers is tested on the systems that we have designed. Additionally, quality data is collected electronically and utilized by our design engineers for continuous product improvement and by the contract manufacturer for improvement of key manufacturing processes. Quality control tests are performed on a statistically significant portion of all outgoing orders to ensure compliance to specifications and corrective action techniques are employed to permanently resolve issues.

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

Regulatory

Our products and services are typically not subject to existing federal and state regulations in the U.S. governing the electric utility industry.  However, our products and their installation are subject to government oversight and regulation under state and local ordinances relating to communications requirements, building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements.  In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover our products and services.

Trademarks

Comverge, Inc. and its subsidiaries own the following trademarks in the United States: 6D, Apollo, Comverge, Coolibrium, Datapult, Enerwise, IntelliSUPPORT, IntelliPLAN, IntelliMEASURE, IntelliPEAK, IntelliMARKET, IntelliFOCUS, IntelliTEMP, IntelliSOURCE, IntelliCONNECT, kw Operation Kill-a-Watt, Maingate, Powerportal, Profit from Energy, Public Energy Solutions, Sixth Dimension, SuperStat , The Energy To Go Clean, The Energy To Be Clean, The Energy To Be Green,  TheWattSpot, Virtual Peaking Capacity and Wattspot.

History and Development of the Business

Our business began as divisions of Scientific Atlanta, Inc. and Lucent Technologies Inc. in 1974 and 1991, respectively. In 1992, Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.), or AEI, created its Powercom Division to develop advanced meter reading, electric utility data management and analysis, and load management solutions. Comverge, Inc. was organized in 1997 as a Delaware corporation by AEI. We evolved our operations through the acquisition of the Utility Solutions Division of Lucent Technologies Inc. in 1997 and the organization of Comverge Control Systems, Ltd. in 1998. In 1999, we acquired the Controls System Division of Scientific Atlanta, Inc. We made the strategic decision in 2002 to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers. We named this offering Virtual Peaking Capacity. In 2003, we acquired the intellectual property, operating assets and customers of Sixth Dimension, Inc.  In April 2007, we completed an initial public offering. In July 2007, we acquired Enerwise Global Technologies, Inc., reported as part of the C&I Business segment. We acquired the four operating entities comprising the business of Public Energy Solutions in September 2007, and include their offerings as part of the C&I Business segment.  In February 2010, we appointed R. Blake Young as our President and Chief Executive Officer.  In October 2010, we unveiled our vision for IEM, the next-generation of software, hardware and services that help electric utilities, commercial and industrial organizations and consumers optimize energy usage.

Employees

We had 562 employees as of December 31, 2010. Our employees are not represented by any labor unions, and we have not experienced any work stoppages. We consider our relations with our employees to be good.

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

Index to Form 10-K

Executive Officers of the Registrant

Our executive officers as of March 3, 2011 are as follows:

R. Blake Young, 52, became our President and Chief Executive Officer when he was appointed in February 2010 and has served as a member of the Comverge Board of Directors since August 2006.  Prior to his appointment, Mr. Young was the founder and Managing Partner of Cap2ity Consulting Group, a business, technology and management consulting group from June 2009 to February 2010.  Previously, he served as Senior Vice President, Global IT & Technology for BG Group, a global energy company based in London from January 2007 to June 2009.  Prior to that, Mr. Young held various senior management positions with Dynegy Inc., including Executive Vice President and Chief Administrative Officer as well as Executive Vice President & President of Global Technology from 1998 to 2005.  He also served as President of Illinois Power Company, Dynegy's electric and gas transmission and distribution company.  Prior to his eight years at Dynegy, Mr. Young served as Chief Information Officer of the US Grocery Division of Campbell Soup Company.  Before that, Mr. Young had a 14-year career with Tenneco Energy, an integrated natural gas transporter and marketer, where he served in a number of senior administrative and commercial management positions, including Chief Information Officer and Executive Director of national accounts.  Mr. Young received a Bachelor of Science degree from Louisiana State University.

Christopher Camino, 44, has served as our Executive Vice President of Sales and Marketing and Chief Marketing Officer since June 2010.  Mr. Camino has more than 20 years of experience, the past seven with SAP primarily as Senior Vice President and General Manger of the company's utilities and telecommunications divisions. Prior to SAP, Mr. Camino held a variety of senior-level sales positions in the technology and medical sales sectors. In particular, Mr. Camino served as Senior Vice President of Worldwide Sales for Radiance Technology and was Sector Vice President, North America, Energy and Utilities for Parametric Technology Corporation. Mr. Camino holds a Bachelor of Science in business from Miami University in Ohio.

Steven Moffitt, 45, has served as our Executive Vice President of Engineering and Operations since July 2010.  Mr. Moffitt has over 20 years experience in information technology leadership, strategy development, project management and systems development.  Prior to joining our company, Mr. Moffitt served as Vice President and Divisional Chief Information Officer of the BG Group from November 2008 to March 2010 where he managed the BG Infrastructure globally, including data centers, network, computer and storage environments.  Prior to that Mr. Moffitt was Managing Director, Global Head of Commodities Technology at UBS Investment Bank from September 2006 to November 2008.  Mr. Moffitt also served as Senior Vice President & Divisional CIO of FiServ, Inc., a provider of technology solutions to the financial world, including banks, credit unions, and securities processing organizations from March 2006 to September 2006.  Mr. Moffitt has also served as Senior Vice President & Chief Information Officer of Dynegy, Inc. from January 2000 to December 2005.  Mr. Moffitt holds a Bachelor of Science degree from the University of Texas-Arlington where he majored in Information Systems.

Edward J. Myszka, 48, has served as Executive Vice President of Program Delivery since June 2010. Prior to that, he served as Chief Operating Officer of our Clean Energy Solutions Group since October 2008 and as President and Chief Operating Officer of our Smart Grid Solutions Group from April 2005 to September 2008. Prior to joining Comverge, he spent 17 years at Motorola, Inc., a global communications company, where he held numerous positions of increasing responsibility in business management, strategic planning and technology development for the semiconductor, telecommunications, automotive and energy industries. Since 2000, he was head of the OEM Energy Systems Division where he held profit and loss responsibility with operations in Asia, Europe and the U.S. From 1984 to 1988, Mr. Myszka led engineering and manufacturing efforts for Lytel, Inc., an early-stage company pioneering optoelectronic and semiconductor laser solutions for the telecommunications industry. Mr. Myszka obtained a B.S. degree from New York University (formerly Polytechnic Institute of New York) and a M.S. in Metallurgical and Material Engineering and an M.B.A. from the Illinois Institute of Technology.

Teresa Naylor, 48, joined our company in September 2010 as our Senior Vice President of Human Resources.  Ms. Naylor brings over 20 years of human resources management and leadership experience to Comverge. She leads the human resources business, including leadership development, talent management, compensation, benefits, compliance and all human resources generalist responsibilities. Prior to joining the company, Ms. Naylor served as Vice President of Human Resources for MXENERGY from 2006 to 2010, where she was responsible for the human resource functions and team development.  Prior to MXENERGY, she was the Vice President of Human Resources for CenterPoint Energy, Inc. from 2004 to 2006, where she was responsible for all enterprise-wide executive leadership succession planning and corporate human resources services to over 9,000 employees. Previously, she also held executive level positions with Dynegy, Inc. including leadership roles at Illinois Power and Illinova Generating Company from 1998-2004, and Lincolnland Visiting Nurse Association from 1991 to 1998.  Ms. Naylor holds a Bachelor of Science degree in interdisciplinary studies (organizational management) from Cameron University and a Master of Science degree from University of St. Francis.

Index to Form 10-K

Michael D. Picchi, 44, became a member of our board of directors in February 2010 and has served as Executive Vice President and Chief Financial Officer since June 2006.  Prior to joining our board, Mr. Picchi also served as Interim President and Chief Executive Officer from June 2009 until February 2010.  He joined us in February 2006 as Senior Vice President, Chief Accounting Officer responsible for all accounting functions. From July 2004 to February 2006, Mr. Picchi was Senior Vice President—Finance and Controller for publicly-traded PRG-Schultz International, Inc., an audit recovery services firm. From February 2003 to July 2004, Mr. Picchi served as Chief Accounting Officer—Corporate Controller for Randstad North America, the U.S. operations of temporary staffing labor firm Randstad Holding, B.V. From November 1999 to January 2003, Mr. Picchi served as Vice President—Finance for publicly-traded AirGate PCS, Inc., a Sprint PCS wireless affiliate. Mr. Picchi began his career at Coopers & Lybrand LLP and is a certified public accountant and chartered financial analyst. He obtained a B.S. in Accounting and an M.B.A. in Finance from Indiana University.

Matthew H. Smith, 36, has served as our Senior Vice President, General Counsel and Secretary since September 2009.  Prior to that, he served as our Vice President, General Counsel and Secretary from January 1, 2008 to September 2009. Mr. Smith joined us in January 2005 as Senior Counsel responsible for contract negotiations, intellectual property, litigation and corporate governance matters. Prior to joining us, Mr. Smith worked for the law firm King & Spalding LLP concentrating primarily on intellectual property and litigation matters. Mr. Smith began his legal career as a federal appellate court clerk for Judge H. Emory Widener, Jr. on the U.S. Court of Appeals for the Fourth Circuit. Mr. Smith obtained a B.A. in History and Psychology and a J.D. from the University of North Carolina, Chapel Hill.

Arthur Vos IV, 36, has served as our Senior Vice President of Product Management and Alliances since November 2009.  From September 2007 to November 2009, he served as our Vice President, Marketing and Strategy.  Mr. Vos was named Vice President, Marketing, Products and Strategy in 2004.  Mr. Vos joined us in April 2003 as our Vice President of Development for our 6DiNET Group after the acquisition of Sixth Dimension, Inc.  Over a 12 year history in the electric power industry, Mr. Vos has led and architected numerous demand response and energy monitoring solutions.  As the Chief Technology Officer of Comverge, Mr.Vos now leads our entire development effort which includes an advanced SmartGrid software suite, intelligent communicating in-home devices and distributed energy management solutions.   Mr. Vos obtained B.S. and M.S. degrees from Colorado State University with an emphasis in artificial intelligence, distributed control systems, manufacturing systems and embedded system design.

John A. Waterworth, 33, has served as our Vice President and Corporate Controller of the Company since March 2009.  Prior to that, Mr. Waterworth served as Controller of the Company from July 2006 to February 2009.  Prior to joining the Company, Mr. Waterworth was a member of the audit services group of KPMG, LLP.  As Vice President and Corporate Controller, Mr. Waterworth is responsible for the Company’s financial reporting and internal controls.  Mr. Waterworth is a certified public accountant and earned his Bachelor’s and Master’s degrees in accounting from the University of Georgia.

Index to Form 10-K

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

Our annual net loss for the years ended December 31, 2010, 2009 and 2008 was $31.4 million, $31.7 million and $94.1 million, respectively.   Our accumulated deficit from inception through December 31, 2010, was $215.9 million.  Initially, our net losses were driven principally by start-up costs and the costs of developing our technology.  More recently, our net losses have been driven principally by our energy efficiency business, marketing, operating and depreciation expenses as well as impairment charges.  To grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our capacity programs, which will include increased marketing and operating expenses.  In the short-term, our success in operating our capacity contracts will have a negative effect on earnings because of the consumer acquisition costs we incur during the installation phase of the contract.  These increased costs may cause us to incur net losses in the foreseeable future, and there can be no assurance that we will be able to grow our revenues and expand our client base to become profitable.  Furthermore, these expenses are not the only factors that may contribute to our net losses.  For example, interest expense on our currently outstanding debt and any debt we incur in the future will contribute to our net losses.  As a result, even if we significantly reduce our marketing or operating expenses, we may continue to incur net losses in the future.

We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog or expected business, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of the contract term.  Our estimated payments from these long-term contracts are based on a number of assumptions.  The expectations regarding our annual and multi-year contracts include assumptions relating to purchase orders received, contractual minimum order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases.  We also assume that we will be able to meet our obligations under these contracts on a timely basis.  The expectations regarding the build-out of our capacity contracts are based on our experience to date in building out the load management systems as well as future expectations for continuing to enroll participants in each contract’s service territory.  In some instances, we may not build out to our contracted capacity due to enrollment rates varying from our expectations.  We have also included assumptions for how we believe the programs will perform during the measurement and verification tests.  If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts.  While we have historically recorded a $0.3 million penalty per megawatt in liquidated damages for each megawatt that we believed we would not fulfill for our energy efficiency contracts, we have not reduced our anticipated payments from long-term contracts for any penalties.  As of December 31, 2010, we anticipated a potential payment of $0.3 million in liquidated damages for our energy efficiency contracts based on our build-out rate for the 2010 and 2011 program years.  We have also assumed that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average.  Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, cancelled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts.  A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments.

Index to Form 10-K

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of December 31, 2010, we had contractual backlog of $119 million through December 31, 2011.

We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share, revenues and profit.

We face strong competition from traditional intelligent energy management and clean energy providers, both larger and smaller than us, from advanced metering infrastructure equipment and from energy service providers.  In addition, we may face competition from large internet and/or software based companies.  Advanced metering infrastructure systems generally include advanced meter reading with a demand response component, including a communications infrastructure.  Energy service providers typically provide expertise to utilities and end-use consumers relating to energy audits, demand reduction or energy efficiency measures.  We also compete against traditional supply-side resources such as natural gas-fired power plants and independent power producers.  In addition, some providers of advanced meter reading products may add demand response products or energy services to their existing business, and other such providers may elect to add similar offerings in the future.  Further, energy service providers may add their own demand response solutions, which could decrease our base of potential customers and could decrease our revenues and profitability.

Certain energy service and advanced metering infrastructure providers are substantially larger and better capitalized than we are and these providers have the ability to combine (1) advanced meter reading or commodity sales and (2) demand response products into an integrated offering to a large existing customer base.  Because many of our target customers already purchase either advanced meter reading, energy efficiency products or services, demand response products or services, or commodities from one or more of our competitors, our success depends on our ability to attract target customers away from their existing providers or to partner with one or more of these entities to distribute our products.  In addition, the target market for our capacity programs has been composed largely of “early adopters,” or customers who have sought out new technologies and services.  Because the number of early adopters is limited, our continued growth will depend on our success in marketing and selling our capacity programs to mainstream customers in our target markets.  Larger competitors could focus their substantial financial resources to develop a competing business model that may be more attractive to potential customers than what we offer.  Competitors who also provide advanced metering infrastructure or energy services may offer such services at prices below cost or even for free in order to improve their competitive positions.  In addition, because of the other services that our competitors provide, they may choose to offer intelligent energy management services as part of a bundle that includes other products, such as residential advanced meter reading and automated invoicing, which we do not offer.  Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.

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

Index to Form 10-K

Failure to provide quality products and services, including third party suppliers manufacturing quality products and third-party installers’ properly installing our products, could cause malfunctions of our products, potential recalls or replacements or delays in the delivery of our products or services, which could damage our reputation, cause us to lose customers and negatively impact our revenues and growth.

Our success depends on our ability to provide quality products and reliable services in a timely manner, which in part depends on the proper functioning of facilities and equipment owned, operated and/or manufactured by third parties upon which we depend.  For example, our reliance on third parties includes:

• utilizing components that they manufacture in our products;

• utilizing products that they manufacture for our various capacity programs;

• outsourcing cellular and paging wireless communications that are used to execute instructions to our devices under our VPC programs and clients in open market programs;

• outsourcing certain installation, maintenance, data collection and call center operations to third-party providers; and

• buying capacity from third parties who have contracted with electricity consumers to participate in our VPC programs.

Because we are wholly dependent upon third parties for the manufacture and supply of certain products, the event of a significant interruption in the manufacturing or delivery of our products by these vendors or in defects from the manufacturers, could result in our being required to expend considerable time, effort and expense to establish alternate production lines at other facilities and our operations could be materially disrupted, which could cause us to not meet production deadlines and lose customers.  In addition, our contracts often provide that we install products in the end-users’ facilities or premises using Comverge employees or third party installers.  To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction.  Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers.  In addition, our brand, reputation and growth could be negatively impacted.  For example, in August, 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or the CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers reported to the CPSC that it was aware of incidents of battery leakage in the model of thermostat sold to Comverge, in which battery leakage led to an overheating of the device.  We are not aware of any reports of personal injury associated with these incidents, but are aware of claims for minor property damage.  White-Rodgers informed us that in the event of battery leakage, electrolyte can contact the printed circuit board, which may result in the circuit board overheating.  White-Rodgers has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan that was approved by the CPSC in January 2011 to address thermostats in inventory and thermostats installed in the field.  White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action.  Comverge is not aware of any information suggesting that Comverge’s communication module in these thermostats is related to the reported incidents.  This corrective action by White-Rodgers could impact our current and future utility residential demand response business, including but not limited to continued business and installations in 2011.  In relation to the White-Rodgers thermostat issue, Comverge was sued in the (i) Western District of Kentucky where Louisville Gas and Electric Company and Kentucky Utilities Company, collectively the Plaintiffs, filed a breach of warranty lawsuit against Comverge relating to certain White-Rodgers' brand thermostats and (ii) Eastern District of Kentucky where East Kentucky Power Cooperative filed similar claims against Comverge relating to certain White-Rodgers’ brand thermostats.  For further information on lawsuits relating to the thermostat issue, see “Item 3 – Legal Proceedings” contained in the Annual Report on Form 10-K.

We rely on certain components and products from a single supplier or a limited number of suppliers.

We rely on third party suppliers to manufacture and supply certain products for our various capacity programs. In addition, some of the components necessary for our products are currently provided to us by a single supplier, including the thermostats used in our utility residential demand response business, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

Index to Form 10-K

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

We depend on the electric utility industry and associated power pool markets for revenues, and as a result, our operating results have experienced, and may continue to experience, significant variability due to volatility in electric utility capital spending or the open market programs, and other factors affecting the electric utility industry.

We derive substantially all of our revenues from the sale of solutions, products and services, directly or indirectly, to the electric utility industry and open market programs.  In relation to our electric utility customers, purchases of our solutions, products or services by electric utilities may be deferred or cancelled as a result of many factors, including consolidation among electric utilities, changing governmental or grid operator regulations, weather conditions, rising interest rates, reduced electric utility capital spending and general economic downturns.  In addition, a significant amount of revenue is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts.  This revenue is particularly susceptible to variability based on changes in the spending patterns of our utility customers.

The open market programs in which we participate could be materially altered in ways that negatively affect our ability to participate and, in turn, decrease revenues.  For example, these markets typically utilize short-term contracts and often have price volatility.  Prices in these markets typically fall whenever capacity providers place excessive amounts of capacity for auction in these markets.  If prices decline below the point at which customers who typically participate in these programs recognize a benefit from participating or if they decide to participate with another provider, we would no longer be able to enroll these customers, which could result in us recognizing lower than expected revenues.

We have experienced, and may in the future experience, significant variability in our revenues, on both an annual and a quarterly basis, as a result of these factors.  Pronounced variability in the open markets or an extended period of reduction in spending by electric utilities could negatively impact our business and make it difficult for us to accurately forecast our future sales, which could lead to increased spending by us that is not matched with equivalent or better revenues.

We could be required to make substantial refunds or pay damages to our customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated or required under the applicable agreements.

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers.  Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures.  While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years.  If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty.  In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life.  Due to our potential participants’ limited capital spending and increased competition in the marketplace, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner.  If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay penalties of up to $0.3 million per megawatt that we fail to obtain in 2011 and 2012.  As of December 31, 2010, we have recorded potential liquidated damages for capacity fulfillment delays related to certain 2010 and 2011 contractual milestones.

Index to Form 10-K

In the open market programs, which typically have a term of one to three years, we sell capacity that we obtain through our programs to independent system operators.  The independent system operator makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available during the contract year.  We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity.  A contract year generally begins on June 1st and ends May 31st of the following year.  We and the independent system operator analyze results of the metering data collected during the capacity events or test events to determine the capacity that was available during the actual event.  Any discrepancy between our analysis of the metering data and the analysis from the independent system operator could result in lower than expected revenues or potential damages payable by us.  In addition, the PJM Interconnection, or PJM, open market program has amended rules which create potential penalties if the projected megawatts do not perform.  To the extent PJM does not call an event, test events will be initiated before September 30 of each year to test the potential capacity.  If we do not provide the required capacity during an event or test event, we may be subject to penalties.  PJM has recently eliminated the Interruptible Load for Reliability (ILR) program effective 2012.  Customers that currently participate as ILR resources must be moved into other open market programs by 2012 in order to avoid loss of revenue.  This change also (i) requires additional capital support for both planned and new megawatts under the three-year Base Residual Auction and (ii) has increased the potential penalties for non-compliance.  As a result of the elimination of the ILR program and the changing open market programs, we may incur significantly higher penalties in the future.

Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year.  We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity.  During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract.  A contract year generally begins at the end of the summer months, after a utility’s seasonal peak energy demand for electricity.  We refer to this seasonal peak energy demand as the cooling season.  For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th.  We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season.  We refer to measured and verified capacity as our available capacity.  Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity.  Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control.  If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested.  The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our VPC contracts.  Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer.  We refer to this process as the annual settlement.  For the contract year 2010, while we are still working toward final settlement in certain programs, we estimate that we will pay $0.1 million, in the aggregate, excluding the NV Energy program which expired in January 2011, as a result of the programs’ annual settlement. For 2009 and 2008, we paid $0.6 million and $0.2 million, respectively, as a result of the annual settlement.

Any refund payments that we may be required to make (1) as a result of a subsequent inspection or failure to meet initial minimum capacity under our base load contracts, (2) to the power pool under our auction contracts, or (3) pursuant to an annual settlement determination under our VPC contracts could be substantial and could adversely affect our liquidity and anticipate revenue projections.  In addition, because measurement and verification test results for each VPC contract generally establishes estimated capacity on which proxy payments will be made for the following contract year, a downward adjustment in estimated capacity for a particular VPC contract would decrease the dollar amount of proxy payments for the following contract year and could significantly decrease our estimated backlog and estimated payments from long-term contracts.  In addition, such adjustment could result in significant year-to-year variations in our quarterly and annual revenues.

Index to Form 10-K

A significant portion of our revenues are generated from contracts with a small number of customers, the postponement, modification or termination of which could significantly reduce our revenues.

Our revenues historically have been generated from a small number of customers.  In 2010, 2009 and 2008, our top ten customers accounted for approximately 71%, 67% and 71% of our consolidated revenues, respectively.   In 2010, two customers accounted for more than 10% of our revenues: PJM Interconnection LLC (28%) and Pepco Holdings Inc. (12%). In 2009, two customers accounted for more than 10% of our revenues: PJM Interconnection LLC (20%) and NV Energy (12%).  In 2008, three customers accounted for more than 10% of our revenues: PJM Interconnection LLC (19%), Consolidated Edison Company of New York, Inc. (14%), and NV Energy (12%).  Our capacity contracts are multi-year contracts that are subject to postponement, modification or termination by our utility customers.  Such action by a customer with respect to one or more of our significant contracts would significantly reduce our revenues.

Our failure to meet product development and commercialization milestones may result in customer dissatisfaction, cancellation of existing customer orders or our failure to successfully compete in new markets.

In the past, we have not met all of our product development and commercialization milestones.  For example, we were behind schedule in developing a next-generation demand response product for a major customer.  This delay resulted in a deferral of sales and gross profit associated with contracted delivery schedules for our products.  In addition, we are behind schedule in developing a next-generation load management product, resulting in a delay in the planned commercialization of this product.

We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers.  In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development.  Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines.  In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire.  As an example, we are required to develop certain new products with certain milestones for our Pepco Holdings, Inc. agreement, announced on January 23, 2009.  In addition, we are developing and enhancing our software platform, IntelliSOURCE (formerly known as Apollo).  Delays in either development schedule could negatively affect our business.  We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in cancelled orders, deferred or lost revenues and/or margin compression and our inability to successfully compete in new markets.

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

Index to Form 10-K

The expiration of our capacity contracts without obtaining a renewal or replacement capacity contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms.  If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so.  For example, our capacity contract amendment with NV Energy was not continued in 2011.  NV Energy accounted for 4%, 12% and 12% of our total revenue in 2010, 2009 and 2008, respectively.

Regulatory or legislative rule changes made by major grid operators, state commissions, or FERC, could adversely impact our revenues.

We operate in a regulated market.  Changes to rules, regulations, or laws may affect our business and anticipated revenues. During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market.  The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers.  Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs.  We rely on our demand response programs to generate revenue and PJM or any other major grid operator may reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business.  Rule changes relating to the capacity market at PJM expanding the availability of demand response resources outside of the summer months have been approved by the FERC, which could take effect three years from now.  These rule changes are not clearly defined, and in turn, the effects any such rule changes could have on our revenues are unknown at this time; however, such rule changes have taken effect.

We face risks related to potential expansion into international markets.

We may expand our addressable market by pursuing opportunities to provide intelligent energy management solutions in international markets. We have had little experience operating large programs in markets outside of the United States.  Accordingly, new markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. There can be no assurance that we will be successful in responding to these and other challenges we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks, including:

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

There were no material weaknesses identified by management or our independent registered public accounting firm during the audit of our consolidated financial statements for the years ended December 31, 2010 and 2009.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  However, there is no assurance that we will not discover material weaknesses in internal controls in the future.

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

Index to Form 10-K

Any internal or external security breaches involving our products could harm our reputation, and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and cause us to lose customers.

Our customers use our products to compile and analyze sensitive and confidential information.  The occurrence or perception of security breaches in our products or services could harm our reputation, financial condition and results of operations.  In addition, we may come into contact with sensitive consumer information or data when we perform operational, support or maintenance functions for our utility customers.  A failure to handle this information properly, or a compromise of our security systems that results in customer personal information being obtained by unauthorized persons could adversely affect our reputation with our customers and others, as well as our operations, results of operations, financial condition and liquidity, and could result in litigation against us or the imposition of penalties.  In addition, a security breach could require that we expend significant additional resources related to our information security systems and could result in a disruption of our operations.  This risk is enhanced through the distribution of our new IntelliSOURCE software system and integration work with the utilities back office, as we anticipate our system and solutions will be utilized on a larger scale.

Our loan and security agreements contain financial and operating restrictions that may limit our access to credit.  If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

Our loan and security agreements contain covenants that may limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors.  All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise.

For instance, provisions in our loan and security agreements with Silicon Valley Bank, or SVB, and Partners for Growth III, L.P., or PFG, impose restrictions on our ability to, among other things, incur more debt; pay dividends and make distributions; make certain investments; redeem or repurchase capital stock; create liens; enter into transactions with affiliates; and merge or consolidate.

These agreements also contain other customary covenants, including covenants which require us to meet specified financial ratios and financial tests.  We may not be able to comply with these covenants in the future.  Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our loan and security agreements with SVB and PFG.  In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to pay all amounts outstanding.  If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all.  Further, an event of default under our PFG agreement contractually qualifies as an event of default under our SVB agreement. The PFG agreement also sets forth certain quarterly revenue targets.  If the revenue targets are not maintained, the lender has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the loan.  Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve month after the lender’s election.  If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

We will require significant capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on significant amounts of capital for marketing and product development of our intelligent energy management solutions, including intelligent hardware and software.  In addition, we will consider both international expansion and strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology.  We may not be able to obtain additional capital on acceptable terms or at all.  Because of our losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets.  Moreover, our loan and security agreements contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital.  There can be no assurance that we will be able to obtain such financing and a failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.

The reorganization of our business may cause disruptions in our operations, customer relationships, employee turnover, or other business failure.

We have implemented organizational changes as part of our strategic initiatives to better and more efficiently manage our business.  The changes may result in additional employee turnover or loss of certain customer relationships if we fail to adequately perform.  Implementing these organizational changes requires significant time and resource commitments from our senior management.  In the event that we are unable to effectively implement these organizational changes, we are unable to recruit, maintain the caliber of, or retain key employees as a result of these initiatives or these initiatives do not yield the anticipated benefits, our business may be adversely affected.

Index to Form 10-K

Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.

We are occasionally required to provide letters of credit, bid bonds or performance bonds to secure our performance under customer contracts or open market programs.  Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market.  Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time.  Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost.  In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them.  Our ability to obtain letters of credit under our loan and security agreement with Silicon Valley Bank is limited to $30.0 million in the aggregate.  As of December 31, 2010, we had $18.1 million of letters of credit outstanding from the facility.  If we enter into significant long-term agreements or increase our bidding in certain open market power pools and either of which require the issuance of letters of credit, our liquidity could be negatively impacted.  Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

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

In the past, during periods of growth, we have not been able to expand our customer care operations quickly enough to meet the needs of our increased customer base, and the quality of our customer care has suffered.  As we add new and complex products and services or we undergo product issues with corrective actions, we will face challenges in increasing and training our customer care staff.  If we are unable to hire, train and retain sufficient personnel to provide adequate customer care in a timely manner, we may experience customer dissatisfaction and increased participant terminations.  The risk is enhanced through selling solution based systems, contingent upon our IntelliSOURCE software, as the software and potential integration are complex and often times outside of our control (i.e. in the instance and to the extent we are required to integrate with an AMI provider’s meter software).

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

Index to Form 10-K

An increased rate of terminations of residential, commercial and industrial energy consumers, or the use of more efficient products by such consumers, who are enrolled in our VPC, open market, or turnkey programs, or who would enroll in such programs, would negatively impact our business by reducing our revenues and requiring us to spend more money to maintain and grow our participant base.

Our ability to provide electric capacity under our capacity contracts depends on the number of residential, commercial and industrial energy consumers who enroll and participate in our programs.  The average annual rate of participant terminations for our residential VPC programs from inception through December 31, 2010 was approximately 7%.  As a result, we will need to acquire new participants on an ongoing basis to maintain available capacity provided to our utility customers.  In addition, to the extent existing or future participants install high efficiency air conditioning units which could minimize the effectiveness of our solution as to that participant, we may face lower measurement and verification results.  If we are unable to recruit and retain participants for our capacity programs, we will face difficulties acquiring capacity to sell through such programs.  Furthermore, the increased competition and the length of contracts for commercial and industrial capacity consumers may result in an increase of such consumers not re-enrolling when their contract ends or terminating their contract for a more lucrative offer, which could further restrict our ability to acquire capacity to sell into such programs.  If participant termination rates increase, we will need to acquire more participants in order to maintain our revenues and more participants than estimated to grow our business.  This loss of revenues resulting from participant terminations can be significant, and limiting terminations is an important factor in our ability to achieve future profitability.  If we are unsuccessful in controlling participant terminations, we may be unable to acquire a sufficient number of new participants or we may incur significant costs to replace participants, which could cause our revenues to decrease, and we might not become profitable.

If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals.  Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including R. Blake Young, our President and Chief Executive Officer; Michael D. Picchi, our Executive Vice President and Chief Financial Officer; Edward J. Myszka, our Executive Vice President of Program Delivery; Christopher Camino, our Executive Vice President of Sales and Marketing and Chief Marketing Officer; Steve Moffitt, our Executive Vice President of Engineering and Operations; Arthur Vos IV, our Senior Vice President of Product Management and Alliances;  Matt Smith, our Senior Vice President, General Counsel and Secretary; and Teresa Naylor, our Senior Vice President of Human Resources.  We do not maintain key-person insurance on any of these individuals.  Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.

The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

From 2001 through December 31, 2010, we have invested over $20.3 million in research and development costs associated with our current products.  From time to time, our customers have expressed a need for increased functionality in our products and software.  In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies.  Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services.  Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy.  Furthermore, we may not achieve market acceptance of our new products, solutions and software.  For example, in the past we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance.  If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected.  In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.

Index to Form 10-K

Current market developments may adversely affect our business, results of operations and access to capital.

On October 3, 2008, former President George W. Bush signed into law the Emergency Economic Stabilization Act of 2008 in response to the financial crises affecting the U.S. banking system, housing and financial markets.  Over the past few years, dramatic declines in the housing market, including increasing foreclosures have resulted in concern about the stability of the financial markets generally.  Many lenders and institutional investors have continued to be criticized over their reluctance to provide funding.  The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our results of operations and financial conditions and our access to capital.  In particular, we may face the following risks in connection with these events:

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

 On February 17, 2009, President Obama signed into law the American Reinvestment and Recovery Act of 2009, or the Stimulus Bill, in response to the financial crises affecting the U.S. economy.  The Stimulus Bill provides for funding for various energy and electrical projects, including smart grid funding.  While we anticipate positive benefits from the Stimulus Bill, to the extent our utility customers delay potential demand response programs to focus on other stimulus funded roll-outs or we are unable to benefit and/or our competitors benefit from this bill, our business may be adversely affected.

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

The rapid growth of the clean energy sector may cause us to experience more competition for acquisition opportunities, which could result in higher valuations for acquisition candidates.  As a result, we may be required to pay more for acquisitions we believe are beneficial, which could, in turn, require us to recognize additional goodwill in connection with such acquisitions.  To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit.  In addition, in the event that we issue shares of our common stock as part or all of the purchase price, an acquisition will dilute the ownership of our then-current stockholders.  Once integrated, acquired operations may not achieve levels of revenues, synergies or productivity comparable to those achieved by our existing operations, or otherwise perform as expected.  For example, we did not experience the anticipated revenue growth during 2010, 2009 and 2008 from our acquisitions of Enerwise and PES, which was due in part to PES not reaching its anticipated build-out and in part to the regulatory rule change in 2008 that affected Enerwise’s economic program in PJM.  In addition, future acquisitions could result in the incurrence of additional indebtedness and other expenses.  There can be no assurance that our acquisition strategy will not have a material adverse effect on our business, financial condition and results of operations.

Index to Form 10-K

Our business may become subject to modified or new government regulation, which may negatively impact our ability to market our products.

Our products and services are not subject to the majority of existing federal and state regulations in the U.S. governing the electric utility industry.  However, our products and their installation are subject to government oversight and regulation under state and local ordinances relating to communication requirements, building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements.  In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover our products and services.  If any of these things occur, as applicable to our products or services, whether at the federal, state or local level, they may negatively impact the installation, servicing and marketing of our products and increase our costs and the price of our products and services.  We are currently evaluating various state regulations regarding installation work for one of our programs.  While we do not know the outcome of our evaluation or the potential for any state regulatory board to address such work, there is the potential that we could suffer a loss of significant installation revenue, if not all installation revenue, for this contract.

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

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.  Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry.  Goodwill and indefinite lived assets are required to be tested for impairment at least annually.  During the years ended December 31, 2010 and 2008, we recorded significant charges to earnings in our consolidated financial statements as a result of our determination that certain goodwill and intangible assets were impaired.  See “Item 8 – Financial Statements and Supplementary Data, Note 7” for discussion on the impairment charges. We will continue to evaluate our remaining goodwill and intangible assets as required under generally accepted accounting principles and those results could adversely impact our results of operations in the future.

If we fail to hire and train additional personnel and improve our controls and procedures to respond to the growth of our business, the quality of our products and services could materially suffer and cause us to lose customers.

Our business and operations have expanded rapidly since our inception.  For example, from January 2003 through December 31, 2010, the number of our employees increased more than 700%, growing from 70 to 562.  To continue expanding our customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company.  In addition, we must continue to successfully train, motivate and retain our existing and future employees.  In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures.  All of these measures will require significant expenditures and will demand the attention of management.  If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.

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

Index to Form 10-K

Natural disasters, widespread pandemics and other factors outside of our control could disrupt our business.

We must protect our business and our network infrastructure against damage from earthquake, flood, hurricane and similar events. A natural disaster or other unanticipated problem could also adversely affect our business by, among other things, harming our primary data center or other internal operations, limiting our ability to communicate with our customers, and limiting our ability to sell our IEM solutions and services. We do not insure against several natural disasters, including earthquakes.

Any outbreak of a widespread communicable disease pandemic, such as the outbreak of the H1N1 influenza virus in 2009 or the SARS epidemic of 2003, could similarly impact our operations. Such impact could include, among other things, the inability for our sales and operations personnel located in affected regions to travel and conduct business freely, the impact any such disease may have on one or more of the distributors for our solutions in those regions, and increased supply chain costs. Additionally, any future health-related disruptions at our third-party contract manufacturers or other key suppliers could affect our ability to supply our customers with our solutions and services in a timely manner, which would harm our results of operations.

Risks Related to Our Common Stock

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline.  This could also impair our ability to raise additional capital in the future through the sale of our equity securities.  Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 25,329,118 shares of common stock were outstanding as of December 31, 2010.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

Provisions in our fifth amended and restated certificate of incorporation, our second amended and restated bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult or expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders.  These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock.  Our fifth amended and restated certificate of incorporation and our second amended and restated bylaws:

•
currently provide for a classified board of directors, could discourage potential acquisition proposals and could delay or prevent a change of control.  At our 2010 Annual Meeting, our shareholders approved a stockholder proposal that requested the board to take the necessary steps to declassify the board and to adopt the annual election of each director.  As discussed in this year’s proxy statement, stockholders will be asked to approve the amendment of our certification of incorporation in order to implement the declassification of the board.  However, the approval of the amendment will require an affirmative stockholder vote by at least 66 2/3% of the total number of outstanding shares to amend the our certificate of incorporation;

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

Index to Form 10-K

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

In Norcross, Georgia, we lease 35,600 square feet of office space for our Residential Business segment and our executive and administrative support functions.  In East Hanover, New Jersey, we lease 14,250 square feet of office space for our sales and customer acquisition marketing functions.  In Kennett Square, Pennsylvania, we lease 19,737 square feet of office space for our C&I Business segment. In Broomfield, Colorado, we lease approximately 4,300 square feet of office space for software development. We also lease properties in certain cities as program offices. The above facilities are in good condition, and we believe that our properties will be sufficient to support our operations for the foreseeable future. We do not own any properties.

Item 3.	Legal Proceedings

We have provided information about certain legal proceedings in which we are involved in Note 12 to the consolidated financial statements in Part II, Item 8.

In addition to the matters disclosed in Note 12, we are a party to various investigations, lawsuits, arbitrations, claims and other legal proceedings that arise in the ordinary course of our business, and, based on information available to us, we do not believe at this time that any such additional proceedings will individually, or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, arbitrations, claims and other legal proceedings, please see Risk Factors in Part I, Item 1A, of this report.

Item 4.	Reserved

Index to Form 10-K

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock has been listed on the Nasdaq Global Market under the symbol “COMV” since April 12, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for each quarterly period in 2010 and 2009.

	2010				2009
Comverge, Inc.	First	Second	Third	Fourth	First	Second	Third	Fourth
Price per Share	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
High	$13.25	$12.28	$10.43	$8.36	$7.52	$13.23	$13.87	$13.10
Low	$9.58	$8.23	$5.88	$5.81	$3.76	$6.25	$9.46	$9.92

The closing sales price of our common stock on the Nasdaq Global Market was $5.55 per share on March 3, 2011. As of March 3, 2011, there were 25,344,242 shares of our common stock outstanding, which were held by approximately 344 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms and others.

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

Of the net proceeds received, we utilized $34 million for our two acquisitions completed during 2007, $7 million to repay outstanding debt over the last three years, $9 million for non-financed capital expenditures, and $32 million to fund the operations of our business and for general corporate purposes.

We plan to use the remaining proceeds from the offerings discussed above to finance capital requirements of our current long-term contracts, to finance research and development, to fund the cash consideration of potential future acquisitions and for other general corporate purposes. We have invested a portion of the remaining proceeds in marketable securities, pending their use.

Stock Price Performance Graph

The following graph shows the total stockholder return of an investment of $100 in cash on April 12, 2007, the date we priced our stock pursuant to our initial public offering, through December 31, 2010, for (1) our common stock, (2) the S&P 500 Index, (3) the Nasdaq Composite Index, and (4) the Nasdaq Clean Edge U.S. Liquid Series Index. After April 12, 2007, measurement points are the last trading day prior to the end of each of our quarters. Returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index assume reinvestment of dividends, if dividends were paid. We have never paid dividends on our common stock and have no present plans to do so.

Index to Form 10-K

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Comverge, Inc.	$62.83	$49.78	$43.67	$38.39
S&P 500	$114.06	$100.53	$111.31	$122.66
Nasdaq Composite Index	$96.68	$85.04	$95.50	$106.96
Nasdaq Clean Edge U.S. Liquid Series Index	$73.68	$62.87	$72.05	$77.49

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Comverge, Inc.	$38.61	$67.22	$67.83	$62.44
S&P 500	$61.92	$78.21	$97.75	$108.76
Nasdaq Composite Index	$61.63	$73.98	$85.57	$91.49
Nasdaq Clean Edge U.S. Liquid Series Index	$49.84	$65.18	$72.49	$75.87

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Comverge, Inc.	$57.39	$77.67	$25.56	$27.22
S&P 500	$92.18	$89.20	$81.17	$62.95
Nasdaq Composite Index	$91.89	$92.45	$84.34	$63.58
Nasdaq Clean Edge U.S. Liquid Series Index	$107.79	$116.12	$89.21	$52.71

	April 12,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Comverge, Inc.	$100.00	$172.28	$182.56	$174.94
S&P 500	$100.00	$104.30	$106.40	$102.33
Nasdaq Composite Index	$100.00	$104.96	$108.92	$106.93
Nasdaq Clean Edge U.S. Liquid Series Index	$100.00	$110.06	$117.70	$144.79

As of March 3, 2011, the total value of an investment of $100 in cash on April 12, 2007 through March 3, 2011 would be $30.83, $129.82, $112.84 and $80.39 for our common stock, the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index, respectively.

The stock price performance data included in the above graph and table is not intended to be indicative of future stock price performance.

Index to Form 10-K

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
October 1 - October 31, 2010	108	$7.78
November 1 - November 30, 2010	3,347	$6.69
December 1 - December 31, 2010	1,509	$6.72

(1)
Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan.

Item 6.	Selected Financial Data

The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2010, 2009 and 2008, and the selected balance sheet data as of December 31, 2010 and 2009, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2007 and 2006, and the selected balance sheet data as of December 31, 2008, 2007, and 2006, have been derived from our audited financial statements and related notes thereto not included in this annual report.

The information presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2010 (1)	2009 (1)	2008 (1)	2007	2006
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$119,389	$98,844	$77,238	$55,162	$33,873
Total cost of revenue	74,538	65,648	43,335	28,818	16,897
Gross profit	44,851	33,196	33,903	26,344	16,976
Operating expenses
General and administrative expenses	39,362	37,781	34,463	22,072	13,910
Marketing and selling expenses	18,031	17,737	15,738	9,831	7,912
Research and development expenses	6,279	4,878	1,137	997	790
Amortization of intangible assets	2,144	2,209	2,439	973	24
Impairment charges	9,871	-	75,432	-	-
Operating loss	(30,836)	(29,409)	(95,306)	(7,529)	(5,660)
Interest and other expense (income), net	854	2,038	(299)	(1,072)	454
Loss before income taxes	(31,690)	(31,447)	(95,007)	(6,457)	(6,114)
Provision (benefit) for income taxes	(339)	219	(901)	147	46
Net loss	$(31,351)	$(31,666)	$(94,106)	$(6,604)	$(6,160)
Net loss per share
Basic and diluted	$(1.27)	$(1.45)	$(4.45)	$(0.46)	$(1.89)

	As of December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$35,592	$50,478	$47,847	$72,929	$3,774
Goodwill and intangible assets	4,315	16,958	18,430	93,197	694
Total assets	114,157	120,897	125,157	203,145	28,836
Total long-term liabilities	25,486	13,867	29,499	30,496	5,000
Shareholders' equity	46,058	74,044	67,660	152,631	8,399

Index to Form 10-K

(1)
The results of operations for the years ended December 31, 2010, 2009 and 2008 will not be comparable to the results of operations for the years ended December 31, 2007 and 2006 due to the Enerwise and PES acquisitions completed in the second half of 2007. The year ended December 31, 2007 includes results from the date of acquisitions to the end of the year. The years ended December 31, 2010, 2009 and 2008 include a full year of operating results for the consolidated company, including the acquired entities.

Index to Form 10-K

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

Overview

Comverge is a leading provider of intelligent energy management, or IEM, solutions that empower utilities, commercial and industrial customers, and residential consumers to use energy in a more effective and efficient manner.  Intelligent energy management solutions build upon demand response, enabling two-way communication between providers and consumers, giving all customer classes the insight and control needed to optimize energy usage and meet peak demand.  Beyond just reducing the energy load, this new approach reduces cost for the utility or grid operator, integrates other systems and allows for the informed decision-making that will power the smart grid.

We provide our IEM solutions through our two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.  The Residential Business segment sells intelligent energy management networks to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include intelligent hardware, our IntelliSOURCE software (formerly known as Apollo) and services, such as installation, customer acquisition marketing and program management.  If the utility customer elects to own the intelligent energy management network, we refer to the program as a turnkey program. If we provide capacity through fully-outsourced programs, where we typically own the asset, we refer to the program as a Virtual Peaking Capacity, or VPC, program.  Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our customers.  The C&I Business segment provides intelligent energy management solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of megawatts for these C&I consumers in open markets and VPC programs as well as through the completion of energy efficiency projects.

We evaluate the megawatts of capacity that we own, manage or provide to the electric utility industry according to operating segment.  Megawatts owned under long-term capacity contracts or in open market programs generate recurring revenue while megawatts provided under turnkey contracts or through product sales generate revenue at the point of sale.  As of December 31, 2010, we owned or managed 3,732 megawatts, an increase of 833 megawatts or 29% from December 31, 2009.  The following table summarizes megawatts owned, managed or provided as of December 31, 2010.

	December 31, 2010
	Residential	C&I	Total
	Business	Business	Comverge
Megawatts owned under capacity contracts (1)	597	294	891
Megawatts owned for sale in open market programs	16	1,698	1,714
Megawatts provided under turnkey contracts	658	32	690
Megawatts managed for a fee on a pay-for-performance basis	-	437	437
Megawatts owned or managed	1,271	2,461	3,732

(1)
Our VPC contract with Nevada Energy for 155 megawatts of contracted capacity will not be in effect in 2011.  We expect to decrease “Megawatts owned under long-term capacity contract” by these 155 megawatts during the first quarter of 2011.

Index to Form 10-K

The table below presents the activity in megawatts owned or managed during the year ended December 31, 2010.

Megawatts
Owned or Managed
As of December 31, 2009	2,899
Capacity contracts	(7)
Open market programs	520
Turnkey contracts	320
As of December 31, 2010	3,732

Megawatts owned under capacity contracts

As of December 31, 2010, we owned 891 megawatts of contracted capacity from long-term contracts. Our existing VPC contracts represented contracted capacity of 827 megawatts and our energy efficiency capacity contracts represented contracted capacity of 64 megawatts. The table below presents the activity in megawatts of contracted capacity from long-term capacity contracts.

Megawatts Owned
under Long-Term
Capacity Contracts
As of December 31, 2008	701
Arizona VPC program	125
Maryland VPC programs awarded	48
California VPC program	40
Expansion of current VPC program	5
Total new VPC megawatts awarded	218
Consolidated Edison energy efficiency capacity contract amendments	(21)
As of December 31, 2009	898
Pennsylvania VPC program awarded	50
Expansion of current VPC program	12
California VPC program termination	(40)
Total new VPC megawatts awarded, net	22
Consolidated Edison energy efficiency capacity contract amendment	(29)
As of December 31, 2010 (1)	891

(1)	Our VPC contract with Nevada Energy for 155 megawatts of contracted capacity will not be in effect in 2011.

Cumulatively, we have installed capacity of 558 megawatts under our long-term capacity contracts as of December 31, 2010 compared to 462 megawatts as of December 31, 2009, an increase of 96 megawatts. The main components of the change are an increase of 91 megawatts in our VPC programs and 5 megawatts in our energy efficiency programs during the year ended December 31, 2010. The table below presents contracted capacity, installed capacity and available capacity as of December 31, 2010 and 2009, respectively.

(Megawatts)	December 31, 2010	December 31, 2009
Contracted capacity	891	898
Installed capacity (1)	558	462
Available capacity (2)	510	421

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

Index to Form 10-K

Megawatts owned for sale in open markets

As of December 31, 2010, we had 1,714 megawatts enrolled in open market programs, an increase of 520 megawatts from December 31, 2009.  We consider capacity enrolled when a participant has agreed to shed a committed capacity in an open market program in which we participate.

Megawatts managed under turnkey contracts

As of December 31, 2010, we managed 690 megawatts under turnkey contracts, an increase of 320 megawatts from December 31, 2009.  The increase of 320 megawatts consists of 40 megawatts from an expansion of our program with Pepco Holdings, Inc. in January 2010 and 280 megawatts from executed agreements with three other utility customers during the year.  Under these agreements, we will provide a full turnkey program, including hardware, installation, customer acquisition marketing and call center services.  We calculate megawatts managed under turnkey contracts by using a pre-determined factor of anticipated load reduction for each unit deployed, in relation to the type of end-use participant, whether residential or commercial and industrial, and our customer’s service territory.

Recent Developments

As reported in the our Quarterly Report on Form 10-Q for September 30, 2010 in the “Recent Developments” section, White-Rodgers had reported to the Consumer Protect Safety Commission that it was aware of incidents of battery leakage in model 1F88 thermostats sold to Comverge, in which battery leakage led to an overheating of the device resulting in a fire hazard.  The corrective action plan to remedy this issue was approved by the CPSC on January 12, 2010 (http://www.cpsc.gov/cpscpub/prerel/prhtml11/11096.html) and is currently being implemented by White-Rodgers and its corrective action vendor.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, energy efficiency contracts, turnkey contracts and open market programs. As of December 31, 2010, we estimated that our total payments to be received through 2024 were approximately $546 million.

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

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Programs

Our existing VPC contracts as of December 31, 2010 represented contracted capacity of 827 megawatts. In calculating an estimated $225 million of payments from our VPC contracts as of December 31, 2010, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.  We have assumed that once our build-out phase is completed, we will operate our VPC contracts at the capacity achieved during build-out, which generally will be the contracted capacity.

The amount our utility customers pay to us at the end of each contract year may vary due to the results of measurement and verification tests performed each contract year based on the electric capacity that we made available to the utility during the contract year. The payments from VPC contracts reflect our most reasonable currently available estimates and judgments regarding the capacity that we believe we will provide our utility customer.

The amount of available capacity we are able to provide, and therefore the amount of payments we receive, is dependent upon the number of participants in our VPC programs. For purposes of estimating our payments under long-term contracts, we have assumed the rate of replacement of participant terminations under our VPC contracts will remain consistent with our historical average.

Index to Form 10-K

Energy Efficiency Programs

Our existing energy efficiency contracts as of December 31, 2010 represent potential remaining contracted capacity of 19 megawatts. In calculating the estimated $12 million in payments from these contracts, we have included expectations for build-out through contract end based on our historical experience. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Open Market Programs

As of December 30, 2010, we had up to 997 megawatts bid into various capacity open market programs with PJM Interconnection, LLC. We currently expect to receive $129 million in long term payments through the year 2014.  In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity in certain programs with new enrollments.

Turnkey Programs

Our turnkey contracts as of December 31, 2010 represent $154 million in payments expected to be received through the year 2014 with seven utility customers to provide products, software, and services, including program management, installation, and/or marketing.  Payments from turnkey contracts are based on contractual minimum order volumes, forecasted installations and other services applied over the term of the contract.

Other Contracts

We expect to receive an estimated $26 million in payments through 2014 pursuant to currently executed contracts for our intelligent energy management solutions.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2010, 2009 and 2008 was $31.4 million, $31.7 million and $94.1 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.”

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this annual report.

Backlog

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of December 31, 2010, we had contractual backlog of $119 million through December 31, 2011.

Index to Form 10-K

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue

The following table summarizes our revenue for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
			Percent
	2010	2009	Change
Segment Revenue:
Residential Business	$67,605	$60,496	12%
Commercial & Industrial Business	51,784	38,348	35%
Total	$119,389	$98,844	21%

In prior years, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the year ended December 31, 2010, the Utility Products & Services segment is presented as part of the Residential Business segment.  Accordingly, revenue of $31.4 million has been reclassified for the year ended December 31, 2009.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the year ended December 31, 2010, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, revenue of $10.5 million has been reclassified for the year ended December 31, 2009.

Residential Business

Our Residential Business segment had revenue of $67.6 million for the year ended December 31, 2010 compared to $60.5 million for the year ended December 31, 2009, an increase of $7.1 million or 12%.  The increase in revenue is due to an increase of $20.3 million in revenue from our turnkey programs as we continued to ramp existing programs, expanded one of our programs into a new region and began operations for three new programs during the year ended December 31, 2010.  The increase in revenue from turnkey programs was partially offset by a decrease of $7.0 million in revenue from our residential VPC programs and $6.2 million from our other product and service sales partially due to the impact on revenue from the White-Rodgers product issue as described below.  The decrease in residential VPC program revenue was due to the NV Energy VPC program, which transitioned from an aggressive growth phase in 2009 to primarily maintenance of the megawatts previously deployed in 2010.

We defer revenue and direct cost under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. In the fourth quarters of the years ended December 31, 2010 and 2009, we recognized VPC contract revenue of $19.0 million and $25.7 million, respectively.

During the year ended December 31, 2010, we sold 210,000 units of thermostats and digital control units compared to 182,000 units of thermostats and digital control units during the year ended December 31, 2009.  For the year ended December 31, 2010, our turnkey programs comprised 44% of total units sold compared to 8% during the year ended December 31, 2009.

In August 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field.  In January 2011, the CPSC approved the corrective action plan.  White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action plan.  This corrective action by White-Rodgers negatively impacted revenue and operating cost in 2010 and could impact our current and future utility residential demand response business, including but not limited to continued thermostat and installation sales in 2011.

Index to Form 10-K

C&I Business

Our C&I Business segment had revenue of $51.8 million for the year ended December 31, 2010 compared to $38.3 million for the year ended December 31, 2009, an increase of $13.5 million or 35%. The increase in revenue is due to an increase of $14.1 million in revenue from increased megawatts in open market programs across the nation, primarily the PJM capacity program. In addition, the C&I Business segment had an increase of $4.1 million in revenue due to increased megawatt commitments in our C&I VPC programs compared to the prior year. The increase in open market and C&I VPC program revenue was partially offset by a decrease of $4.6 million in the energy efficiency programs and a decrease of $0.1 million in other energy engineering services.  The decrease in revenue from our energy efficiency programs is primarily due to a decline in the number of installations we performed compared to the prior year.  For 2011, notwithstanding a decrease in the price per megawatt for PJM, our largest customer in 2010, we expect that growth in our other geographical markets and our C&I VPC programs to result in increased revenue in our C&I Business segment compared to 2010.

Gross Profit and Margin

The following table summarizes our gross profit and gross margin for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
	2010		2009
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Residential Business	$27,887	41%	$22,015	36%
Commercial & Industrial Business	16,964	33%	11,181	29%
Total	$44,851	38%	$33,196	34%

In prior years, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the year ended December 31, 2010, the Utility Products & Services segment is presented as part of the Residential Business segment.  Accordingly, gross profit of $12.4 million has been reclassified for the year ended December 31, 2009.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the year ended December 31, 2010, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, gross profit of $4.3 million has been reclassified for the year ended December 31, 2009.

Residential Business

Gross profit for our Residential Business segment was $27.9 million for the year ended December 31, 2010 compared to $22.0 million for the year ended December 31, 2009, an increase of $5.9 million or 27%. The increase in gross profit is due to an increase of $4.9 million from our turnkey programs and $5.0 million from our VPC programs partially offset by a decrease of $4.0 million from our other product and service sales.  The increase in gross profit from our turnkey programs is due to the increased revenue during the year ended December 31, 2010 as a result of our operation of expanded and new programs. The increase in gross profit from our VPC programs is a result of the higher gross margin provided as we fully expensed the cost of capital deployed in our NV Energy VPC contract during 2009, prior to the one-year contract extension.  The gross profit from other product and service sales decreased, in part, due to the decrease in sales from certain thermostat customers as a result of the White-Rodgers corrective action.

Gross margin for our Residential Business segment was 41% for the year ended December 31, 2010 compared to 36% for the year ended December 31, 2009, an increase of five percentage points.  The increase was due to the gross margin contributed by the residential VPC programs.

C&I Business

Gross profit for our C&I Business segment was $17.0 million for the year ended December 31, 2010 compared to $11.2 million for the year ended December 31, 2009, an increase of $5.8 million or 52%. The increase in gross profit is due to an increase of $6.0 million in gross profit from increased megawatts in open markets across the nation, primarily the PJM capacity program. In addition, the C&I Business segment had an increase of $2.6 million in gross profit due to increased megawatts provided through our C&I VPC programs compared to the prior year. The increase in open market and C&I VPC program revenue was partially offset by a decrease of $2.8 million in the energy efficiency programs.  The decrease in gross profit from our energy efficiency programs is primarily due to a decline in the number of installations we performed compared to the prior year.

Index to Form 10-K

Gross margin for the year ended December 31, 2010 increased by four percentage points compared to gross margin for the year ended December 31, 2009 due to the enrollment of more profitable megawatts in the PJM capacity program.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
			Percent
	2010	2009	Change
Operating Expenses:
General and administrative expenses	$39,362	$37,781	4%
Marketing and selling expenses	18,031	17,737	2%
Research and development expenses	6,279	4,878	29%
Amortization of intangible assets	2,144	2,209	(3)%
Impairment charges	9,871	-	*
Total	$75,687	$62,605	21%
* Not meaningful.

General and Administrative Expenses

General and administrative expenses were $39.4 million for the year ended December 31, 2010 compared to $37.8 million for the year ended December 31, 2009, an increase of $1.6 million or 4%.  The increase in general and administrative expenses is due to an increase of $2.8 million in compensation and benefits, $2.1 million in centralization costs as we transitioned certain functions to our Norcross, Georgia office, $0.9 million in occupancy expense as we established branch offices for our new turnkey programs, $0.8 million in professional fees and $0.7 million in other expenses.  These increases in general and administrative expenses were partially offset by a decrease of $5.7 million in non-recurring charges incurred during the year ended December 31, 2009.  We recorded $5.7 million of charges comprised of $4.3 million in stock based compensation and retirement and consulting expense related to the retirement of our former Chairman, President and Chief Executive Officer and $1.4 million in stock based compensation related to the acceleration of non-executive stock options with a strike price of $14.10 or higher.

Marketing and Selling Expenses

Marketing and selling expenses were $18.0 million for the year ended December 31, 2010 compared to $17.7 million for the year ended December 31, 2009, an increase of $0.3 million or 2%. The increase in marketing and selling expenses is due to an increase of $2.2 million in compensation and benefits partially offset by a decrease of $0.6 million in marketing and advertising and $0.3 million in other expenses. In addition, we recorded a non-recurring charge of $1.0 million in stock based compensation related to the acceleration of non-executive stock options with a strike price of $14.10 or higher, during the year ended December 31, 2009.

We expense customer acquisition costs as incurred.  VPC customer acquisition costs were $4.3 million and $6.3 million for the years ended December 31, 2010 and 2009, respectively, a decrease of $2.0 million mainly due to our NV Energy VPC program transitioning from an aggressive growth strategy to a maintenance phase.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $6.3 million for the year ended December 31, 2010 and $4.9 million for the year ended December 31, 2009, an increase of $1.4 million or 29%. The increase in research and development expenses is mainly due to an increase and re-deployment in headcount and an increase in contractors to develop new AMI-enabled hardware products and our IntelliSOURCE software.

Amortization of Intangible Assets

Amortization of intangible assets remained consistent at $2.1 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively.

In addition to the amortization presented in operating expenses, we also recorded $0.7 million in amortization expense for the year ended December 31, 2010 in our cost of revenue compared to $0.6 million for the year ended December 31, 2009.

Index to Form 10-K

Impairment Charges

We entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows.  The decline in future cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value, when we performed our impairment assessment.  The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 13.1% discount rate.  Based on the results of the assessment, we recorded $7.7 million in impairment charges in the fourth quarter of 2010.  We also evaluated the Energy Efficiency reporting unit’s intangible assets for impairment.  Based on the evaluation, we recorded $2.2 million in impairment charges related to non-compete agreements and contract acquisition intangible assets.  The Energy Efficiency reporting unit’s goodwill and intangible assets were fully impaired and no further balance remains.

Total non-cash impairment charges for the year ended December 31, 2010 were $9.3 million, net of tax benefit. For the year ended December 31, 2010, the impairment charge, net of tax benefit, per share, was $0.38.

Interest Expense, Net

We recorded net interest expense of $0.9 million for year ended December 31, 2010 compared to net interest expense of $2.1 million for the year ended December 31, 2009, a decrease of $1.2 million. The decrease of $1.2 million in net interest expense was mainly a result of a non-recurring $0.8 million charge recorded to interest expense to write-off unamortized debt issuance costs related to our termination of the General Electric Capital Corporation credit agreement during the year ended December 31, 2009. The remaining decrease of $0.4 million in net interest expense was a result of less debt outstanding for the majority of 2010.

Other Income, Net

Net other income remained consistent at $21,000 for the year ended December 31, 2010 compared to net other income of $76,000 for the year ended December 31, 2009.

Income Taxes

A tax benefit of $0.3 million was recorded during the year ended December 31, 2010. As a result of the impairment of certain intangible assets, the related deferred tax liability was removed from our consolidated balance sheet as of December 31, 2010, and is reflected as a tax benefit in our consolidated statements of operations for the year ended December 31, 2010.  A provision of $0.2 million was recorded during the year ended December 31, 2009 related to a deferred tax liability.

We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2010 and 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue

The following table summarizes our revenue for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
			Percent
	2009	2008	Change
Segment Revenue:
Residential Business	$60,496	$45,041	34%
Commercial & Industrial Business	38,348	32,197	19%
Total	$98,844	$77,238	28%

In prior years, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. For the year ended December 31, 2010, the Utility Products & Services segment is presented as part of the Residential Business segment. Accordingly, revenue of $31.4 million and $22.5 million has been reclassified for the years ended December 31, 2009 and 2008, respectively.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the year ended December 31, 2010, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, revenue of $10.5 million and $12.1 million has been reclassified for the years ended December 31, 2009 and 2008, respectively.

Index to Form 10-K

Residential Business

Our Residential Business segment had revenue of $60.5 million for the year ended December 31, 2009 compared to $45.0 million for the year ended December 31, 2008, an increase of $15.5 million or 34%.  The increase in revenue is due to an increase of $5.9 million in revenue from our turnkey programs as we began operations for three new turnkey programs during the year ended December 31, 2009. The residential VPC programs contributed an increase of $7.3 million in revenue due to the increased available capacity provided to our customers as a result of increased build-out in our customers’ service territories. In addition, our other product and service sales increased by $2.3 million as our customers procured product and services for their own intelligent energy management networks. We defer revenue and direct cost under our VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter. In the fourth quarters of the years ended December 31, 2009 and 2008, we recognized VPC contract revenue of $25.7 million and $18.8 million, respectively.

During the year ended December 31, 2009, we sold 182,000 units of thermostats and digital control units compared to 141,000 units of thermostats and digital control units during the year ended December 31, 2008.  For the year ended December 31, 2009, our turnkey programs comprised 8% of total units sold compared to 3% during the year ended December 31, 2008.

C&I Business

Our C&I Business segment had revenue of $38.3 million for the year ended December 31, 2009 compared to $32.2 million for the year ended December 31, 2008, an increase of $6.1 million or 19%. The increase in revenue is due to an increase of $7.7 million in revenue from increased megawatts in open market programs across the nation, primarily the PJM capacity program. In addition, the C&I Business segment had an increase of $2.4 million in revenue due to increased megawatt commitments in our C&I VPC program compared to the prior year. The increase in open market and C&I VPC program revenue was partially offset by a decrease of $1.6 million in the energy efficiency programs and a decrease of $2.4 million in other energy engineering services. The decrease in energy efficiency program revenue is due to a decline in installations partially offset by an increase of $1.4 million in non-recurring revenue benefits due to contractual amendments during the year ended December 31, 2009 compared to 2008.  The decrease of $2.4 million in energy management revenue is due to the decline in our engineering projects during the year ended December 31, 2009 as a result of the general decline in expenditures by our customers.

Gross Profit and Margin

The following table summarizes our gross profit and gross margin for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
	2009		2008
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Residential Business	$22,015	36%	$24,919	55%
Commercial & Industrial Business	11,181	29%	8,984	28%
Total	$33,196	34%	$33,903	44%

In prior years, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. For the year ended December 31, 2010, the Utility Products & Services segment is presented as part of the Residential Business segment. Accordingly, gross profit of $12.4 million and $9.6 million has been reclassified for the years ended December 31, 2009 and 2008, respectively.  The results of our energy efficiency programs were previously reported in the Residential Business segment. For the year ended December 31, 2010, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, gross profit of $4.3 million and $4.4 million has been reclassified for the years ended December 31, 2009 and 2008, respectively.

Residential Business

Gross profit for our Residential Business segment was $22.0 million for the year ended December 31, 2009 compared to $24.9 million for the year ended December 31, 2008, a decrease of $2.9 million or 12%. The decrease in gross profit is due to a decrease of $5.6 million from our residential VPC programs partially offset by an increase of $1.6 million from our turnkey programs and $1.1 million from our other product and service sales.  In our VPC programs, the cost of the hardware and installing that hardware are capitalized and depreciated over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  As previously disclosed, our NV Energy VPC contract had an original expiration of January 1, 2010.  Therefore, all capital deployed in 2009 under that one VPC contract was fully expensed in 2009 resulting in a lower gross profit for that VPC contract and the Residential Business segment as a whole.

Index to Form 10-K

Gross margin for our Residential Business segment was 36% for the year ended December 31, 2009 compared to 55% for the year ended December 31, 2008, a decrease of 19 percentage points.  The decrease was due to the gross margin provided by the Nevada VPC contract discussed above.

C&I Business

Gross profit for our C&I Business segment was $11.2 million for the year ended December 31, 2009 compared to $9.0 million for the year ended December 31, 2008, an increase of $2.2 million or 24%. The increase in gross profit is due to an increase of $1.6 million in gross profit from increased megawatts in open market programs across the nation, primarily the PJM capacity program. In addition, the C&I Business segment had an increase of $1.1 million in gross profit due to increased megawatt commitments in our C&I VPC programs compared to the prior year. The increase in open market and C&I VPC program revenue was partially offset by a decrease of $0.1 million in the energy efficiency programs and a decrease of $0.4 million in other energy engineering services.  The decrease in energy efficiency program gross profit is due to a decline in installations as well as the recording of certain liquidating damages for not attaining capacity commitments in certain geographical regions of metro New York City.

Gross margin for the year ended December 31, 2009 and 2008 remained consistent at 29% and 28%, respectively.

Operating Expenses

The following table summarizes our operating expenses for the years ended December 31, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,
			Percent
	2009	2008	Change
Operating Expenses:
General and administrative expenses	$37,781	$34,463	10%
Marketing and selling expenses	17,737	15,738	13%
Research and development expenses	4,878	1,137	329%
Amortization of intangible assets	2,209	2,439	(9)%
Impairment charges	-	75,432	*
Total	$62,605	$129,209	(52)%
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

Marketing and Selling Expenses

Marketing and selling expenses were $17.7 million for the year ended December 31, 2009 compared to $15.7 million for the year ended December 31, 2008, an increase of $2.0 million or 13%. We recorded $1.0 million in stock based compensation related to the acceleration of non-executive stock options with a strike price of $14.10 or higher, which was partially offset by a decrease in other stock based compensation, excluding the acceleration, of $0.1 million.  The remaining increase in marketing and selling expenses was comprised of a $1.6 million increase in commission expense and a $0.5 million increase in marketing and advertising partially offset by a $1.0 million decrease in consulting expense.

We expense customer acquisition costs as incurred. VPC customer acquisition costs were $6.3 million and $4.6 million for the years ended December 31, 2009 and 2008, respectively, an increase of $1.7 million.

Index to Form 10-K

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of products to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $4.9 million for the year ended December 31, 2009 and $1.1 million for the year ended December 31, 2008, an increase of $3.8 million or 329%. The increase in research and development expenses is mainly due to an increase and re-deployment in headcount and an increase in contractors to develop new AMI-enabled hardware products and our IntelliSOURCE software.

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

Impairment Charges

We performed our annual impairment test as of December 31, 2009, and the results of the test indicated no impairment.  Other than our annual impairment test, no other impairment tests during the year were necessary as no events or changes in circumstances occurred during 2009.

During the third quarter of 2008, in the C&I Business segment, a rule change for economic demand response programs in the PJM market caused a decline in the projected operating results for the remainder of 2008 and future periods.  Based on the reduction of projected operating results in current and future periods, we determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the C&I Business segment of $67.7 million to reflect the carrying value in excess of the fair value.

As a part of the reorganization announced on September 12, 2008, we made the decision to no longer use the Enerwise trade name. Accordingly, we recorded a non-cash impairment charge of $2.8 million related to the Enerwise trade name.

Contemporaneous with our interim goodwill impairment test, we also performed an analysis of the potential impairment and reassessed other identified intangible assets within the C&I Business segment. The impairment analysis for the customer relationships was performed using an excess earnings income approach to valuing the asset using a 19.5% discount rate. As a result, we recorded a non-cash impairment charge of $4.9 million to reduce the carrying value to the calculated fair value.

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

Index to Form 10-K

Income Taxes

A provision of $0.2 million was recorded during the year ended December 31, 2009 related to a deferred tax liability.  A tax benefit of $0.9 million was recorded during the year ended December 31, 2008. As a result of the $2.8 million trade name intangible asset impairment, the related deferred tax liability of $1.0 million was removed from our consolidated balance sheet as of December 31, 2008, and is reflected as a tax benefit in the Company’s consolidated statements of operations for the year ended December 31, 2008.

We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2009 and 2008.

Liquidity and Capital Resources

Prior to our initial public offering in April 2007, we funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our then senior loan agreement and General Electric Capital Corporation credit facility.  We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and participant incentive payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 shares of our common stock. Aggregate proceeds to us from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our initial public offering, the holder of our then only outstanding subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. In December 2007, we completed a second public offering of 4,000,000 shares of our common stock.  Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by selling stockholders. Aggregate proceeds to us from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our second offering, the holder of our subordinated convertible debt converted an additional $1.1 million of the principal balance into 151,933 shares of common stock. In November 2009, we completed a third public offering of 2,760,000 shares of common stock.  Aggregate proceeds to us from the offering were $27.0 million, after deducting underwriting discounts and commissions and offering expenses.  In November 2008, we entered into a security and loan agreement with Silicon Valley Bank.  The security and loan agreement was amended in February 2010 to increase the revolver loan from $10.0 million to $30.0 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  In November 2010, we entered into a convertible loan agreement with Partners for Growth III, L.P. for $15.0 million to fund general working capital and other corporate purposes.

Working capital as of December 31, 2010 was $40.1 million, consisting of $82.7 million in current assets and $42.6 million in current liabilities.  Working capital as of December 31, 2009 was $49.7 million, consisting of $82.7 million in current assets and $33.0 million in current liabilities.  In addition, we had aggregate available borrowing capacity under our loan agreement of $11.9 million as of December 31, 2010 and $5.4 million as of December 31, 2009.  Management believes that working capital and borrowings available under our loan facilities will be sufficient to meet our capital needs for at least the next 12 months.  Future available sources of working capital, including cash and cash equivalents, marketable securities, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs, although our ability to raise additional debt or equity cannot be assured.

Index to Form 10-K

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	Year Ended December 31,

	2010	2009	2008
Operating activities	$(14,369)	$7,779	$(13,833)
Investing activities	(5,085)	(24,234)	(9,964)
Financing activities	11,185	12,953	3,613
Net change in cash and cash equivalents	$(8,269)	$(3,502)	$(20,184)

Cash Flows Provided by (Used in) Operating Activities

Cash used in operating activities was $14.4 million for the year ended December 31, 2010 compared to cash provided by operating activities of $7.8 million for the year ended December 31, 2009, a decrease of $22.2 million.  The change in cash flows from operating activities included an increase in net loss of $8.7 million, after adjusting for non-cash items including depreciation, amortization, stock-based compensation and impairment charges.  The remaining change of $13.5 million in cash flows from operating activities was a result of the change in operating assets and liabilities, primarily an increase in accounts receivable due to increased billings in our new turnkey programs as well as timing of cash receipts and an increase in payables and accrued expenses due to the increased megawatts under contract, and thus increased participant payments, in our C&I open market programs.

Cash flows provided by operating activities was $7.8 million for the year ended December 31, 2009 compared to cash used in operating activities of $13.8 million for the year ended December 31, 2008, an increase of $21.6 million.  The change in cash flows from operating activities included a decrease in net loss of $5.7 million, after adjusting for non-cash items including depreciation, amortization, stock-based compensation and impairment charges.  The remaining $15.9 million change in cash flows from operating activities was a result of the change in operating assets and liabilities, primarily a decrease in accounts receivable due to the timing of cash receipts from our customers.

Cash Flows Used in Investing Activities

Cash used in investing activities was $5.1 million for the year ended December 31, 2010 compared to $24.2 million during the year ended December 31, 2009, a decrease of $19.1 million.  The decrease was due to a change in marketable securities of $12.3 million as certain securities matured and we used the resulting cash to fund our operations.  We incurred less capital expenditures during the year ended December 31, 2010, mainly due to the Nevada VPC program transitioning from aggressive growth to a maintenance phase.

Cash used in investing activities was $24.2 million during the year ended December 31, 2009 compared to $10.0 million for the year ended December 31, 2008, an increase of $14.2 million.  The increase was due to a change in marketable securities of $11.5 million as we invested a portion of the cash received from our late 2009 equity offering. The remaining increase of $2.7 million was due to increased capital expenditures as we built out our existing residential VPC programs.

Our capital expenditures are mainly for purchases of equipment and installation services used to build out and expand our VPC programs. Installation services represent the installation of the demand response hardware at participants’ locations (primarily residential).

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $11.2 million during the year ended December 31, 2010 compared to $13.0 million during the year ended December 31, 2009, a decrease of $1.8 million.  During the year ended December 31, 2010, we received $15.0 million from borrowings under our Partners for Growth, or PFG, debt facility and repaid $3.0 million, net, under our Silicon Valley Bank, or SVB, debt facility.  During the year ended December 31, 2009, we received $10.9 million from additional borrowings under our then-outstanding General Electric Capital Corporation, or GECC, credit agreement.  During late 2009, we completed our third offering of common stock and received net proceeds of $27.4 million and used those proceeds to pay the remaining outstanding debt with GECC of $23.4 million.

Index to Form 10-K

Cash flows provided by financing activities were $13.0 million during the year ended December 31, 2009 compared to $3.6 million for the year ended December 31, 2008, an increase of $9.4 million.  During the year ended December 31, 2009, we received $10.9 million from additional borrowings under our then-outstanding GECC credit agreement.  During late 2009, we completed our third offering of common stock and received net proceeds of $27.4 million and used those proceeds to pay the remaining outstanding debt with GECC of $23.4 million.  During the year ended December 31, 2008, we received $15.0 million and $8.1 million in borrowings from our SVB and GECC debt facilities, respectively.  We also repaid $18.9 million in subordinated convertible promissory notes from our acquisitions completed in 2007.

Indebtedness

Loan Agreement

On February 5, 2010, Comverge, Inc. and all of its wholly~~-~~owned subsidiaries entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank.  The second amendment increased the revolver loan by an additional $20.0 million bringing the total revolver loan to $30.0 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the revolver facility by one year to December 2012.  In connection with the extension of the term of the credit facility, a commitment fee of $100,000 was paid on February 5, 2010, and additional commitment fees of $75,000 are payable on each of February 5, 2011 and February 5, 2012.  The amended facility provides a $30.0 million revolver for borrowings to fund working capital and other corporate purposes and a $15.0 million term loan which was used to repay maturing convertible notes.  The term loan is no longer available for additional borrowings and our outstanding balance as of December 31, 2010 was $9.8 million.  As of December 31, 2010, we had $11.9 million of borrowing availability from the revolver loan.

The interest on revolving loans under the amended facility accrues at either (a) a rate per annum equal to the greater of the Prime Rate or 4% plus the Prime Rate Advance Margin, or (b) a rate per annum equal to the LIBOR Advance Rate plus the LIBOR Rate Advance Margin, as such terms are defined in the amended facility agreement.  The second amendment also sets forth certain financial ratios to be maintained by the borrowers on a consolidated basis.  On November 23, 2010, Comverge, Inc. and its wholly owned subsidiaries entered in a fourth amendment to its facility with SVB. The fourth amendment modified the availability provisions and financial covenants under the agreement and also modified certain definitions to reflect the subordinated convertible loan agreement with Partners for Growth III, L.P. The obligations under the amended facility are secured by all assets of Comverge and its other borrower subsidiaries.  The revolver terminates and all amounts outstanding thereunder are due and payable in full on December 31, 2012, and the term loan is payable over 57 months beginning April 1, 2009 and matures on December 31, 2013.  The facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, our stock,  consolidate or merge with other entities, or suffer a change in control.  In addition, we are required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities.  The facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments.  If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the facility may be accelerated.

Subordinated Convertible Loan Agreement

On November 5, 2010, Comverge, Inc. and its wholly owned subsidiaries entered into a five-year $15.0 million subordinated convertible loan agreement with Partners For Growth III, L.P.  The loan is interest only, payable monthly, and accrues at a rate per annum equal to the floating Prime Rate plus 2.50%, currently 5.75% in total, as such terms are defined in the loan agreement.  The agreement contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments.  If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the loan agreement may be accelerated.  The agreement also sets forth quarterly revenue targets to be maintained by the borrowers on a consolidated basis.  If the revenue targets are not maintained, the lender has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the loan.  Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve month after the lender’s election. The obligations under the loan agreement are secured by all assets of Comverge and its subsidiaries.  The lender may convert the note into up to 1,594,048 shares of Comverge common stock at $9.41 per share.  Comverge may convert the note at the market price per share on the date of election, discounted by a certain percentage.

Index to Form 10-K

The loan provides, at our option, the ability to borrow up to an additional $5.0 million in the first 36 months convertible into common stock at a conversion price based upon the stock price at the time of the additional borrowing; however, at no time may the amount of existing unconverted borrowings exceed $15.0 million.  In connection with the loan, a commitment fee of $0.3 million was paid on November 5, 2010.  There are no additional commitment fees.

Credit Agreement

In January 2007, Alternative Energy Resources, Inc., or AER, entered into a credit agreement with General Electric Capital Corporation, or GECC, to provide AER with up to $40.0 million of borrowings to fund capital expenditures related to VPC contracts. The credit agreement had a term loan facility up to $37.0 million and a letter of credit sublimit of $3.0 million for total availability of $40.0 million.  Borrowings under the GECC credit agreement bore interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election.  On December 1, 2009, we repaid $24.7 million, representing all outstanding indebtedness and fees due under the credit agreement and terminated the facility.  As a result of the termination, we recognized $0.8 million of interest expense during the year ended December 31, 2009 due to the write-off of the unamortized debt issuance costs.

Letters of Credit

After the amendment in February 2010, our facility with Silicon Valley Bank provides for the issuance of up to $30.0 million of letters of credit.  As of December 31, 2010, we had $18.1 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $2.1 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

As of December 31, 2010, our VPC programs had installed capacity of 558 megawatts. Our existing VPC contracts as of December 31, 2010 provided for a potential contracted capacity of 891 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $21.1 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which $8.4 million is anticipated to be incurred through December 31, 2011. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

 Non-GAAP Financial Measures

EBITDA

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

We define Adjusted EBITDA as EBITDA before stock-based compensation expense and impairment charges. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is fixed at the grant date, then expensed over a period of several years after the grant date, and generally cannot be changed or influenced by management after the grant date.  Management believes the impairment charges related to the Enerwise and Energy Efficiency reporting units to be not indicative of our core operating performance as these charges relate to acquisitions completed in prior periods.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the fiscal periods indicated is as follows (dollars in thousands):

Index to Form 10-K

	Year Ended December 31,
	2010	2009	2008
Net loss	$(31,351)	$(31,666)	$(94,106)
Depreciation and amortization	9,111	20,499	7,609
Interest expense (income), net	875	2,114	22
Provision (benefit) for income taxes	(339)	219	(901)
EBITDA	(21,704)	(8,834)	(87,376)
Non-cash stock compensation expense	3,327	10,038	6,876
Non-cash impairment charge	9,871	-	75,432
Adjusted EBITDA	$(8,506)	$1,204	$(5,068)

Non-GAAP Net Loss

We believe that the presentation of non-GAAP net loss, which is a measure that adjusts for the impact of stock-based compensation expense and amortization expense for acquisition-related assets, provides investors and financial analysts with a consistent basis for comparison across accounting periods and, therefore, is useful to investors and financial analysts in helping them to better understand our operating results and underlying operational trends.

Although stock-based compensation is an important aspect of the compensation of our employees and executives, stock-based compensation expense is generally fixed at the time of grant, then amortized over a period of several years after the grant of the stock-based award, and generally cannot be changed or influenced by management after the grant.

We do not acquire intangible assets on a predictable cycle.  Amortization costs are fixed at the time of an acquisition, are then amortized over a period of several years after the acquisition, and in some cases, the remaining value of acquired intangibles and goodwill is decreased due to impairment charges.  In addition to amortization expense, we record tax expense related to tax deductible goodwill, arising from certain prior acquisitions.  These expenses generally cannot be changed or influenced by management after the acquisition.

A reconciliation of net loss, the most directly comparable GAAP measure, to non-GAAP net loss for each of the fiscal periods indicated is as follows (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(31,351)	$(31,666)	$(94,106)
Non-cash stock compensation expense	3,327	10,038	6,876
Amortization of intangible assets from acquisition	2,144	2,209	2,439
Impairment charges related to acquisitions, net of tax effect	9,260	-	74,389
Change in acquisition-related deferred income taxes	224	220	228
Non-GAAP net loss	$(16,396)	$(19,199)	$(10,174)

Net loss per share (basic and diluted)	$(1.27)	$(1.45)	$(4.45)
Non-cash stock compensation expense	0.13	0.46	0.32
Amortization of intangible assets from acquisition	0.09	0.10	0.12
Impairment charges related to acquisitions	0.38	0.00	3.52
Change in acquisition-related deferred income taxes	0.01	0.01	0.01
Non-GAAP net loss per share (basic and diluted)	$(0.66)	$(0.88)	$(0.48)

Weighted average shares used in computation (basic and diluted)	24,667,485	21,786,978	21,160,979

Commitments and Contingencies

In the ordinary conduct of our business, we are subject to various investigations, lawsuits, arbitrations, claims and other legal proceedings. Although we cannot predict with certainty the ultimate resolution of any investigations, lawsuits, arbitrations, claims and other legal proceedings asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition, except as disclosed in “Item 3 – Legal Proceedings” and Note 12 to the consolidated financial statements contained in the Annual Report on Form 10-K.

Index to Form 10-K

Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of December 31, 2010, there were no material contingencies requiring accrual or disclosure.

Contractual Obligations

Information regarding our known contractual obligations of the types described below as of December 31, 2010 is set forth in the following table (dollars in thousands):

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Bank debt obligations	$24,750	$3,000	$6,750	$15,000	$-
Cash interest payments on debt	4,767	1,136	1,978	1,653	-
Operating lease obligations	6,844	2,624	2,676	895	649
Retirement obligations	623	179	277	167	-
Warranty obligations	620	620	-	-	-
Total	$37,604	$7,559	$11,681	$17,715	$649

Cash Interest Payments on Debt

As of December 31, 2010, $24.8 million of outstanding debt was at floating interest rates. We have assumed that the interest rate on the outstanding debt will remain relatively consistent with that as of December 31, 2010 in estimating cash interest payments on debt.

Licensing Agreement

We are obligated to pay royalties to the licensor for each unit sold that incorporates a certain licensed technology under two separate licensing agreements. During the years ended December 31, 2010 and 2009, we paid $0.1 million.  During the year ended December 31, 2009 and 2008, we paid no royalties under the agreement.  These payments have been excluded from the table above.

Guarantees

We typically grant customers a limited warranty that guarantees that our products will substantially conform to current specifications for one year related to software and hardware products from the delivery date.  We also indemnify our customers from third-party claims relating to the intended use of our products. Standard software license agreements contain indemnification clauses. Pursuant to these clauses, we indemnify and agree to pay any judgment or settlement relating to a claim.

We guaranteed the electrical capacity we have committed to deliver pursuant to certain long-term contracts. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees during the year ended December 31, 2010 and 2009 were $19.8 million and $7.5 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Index to Form 10-K

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

Revenue Recognition – Residential Business

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

Revenue Recognition – C&I Business

We enter into agreements to provide demand response services. The demand response programs require us to provide electric capacity through demand reduction to utility end customers when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenue is earned based on our ability to deliver capacity. In order to provide capacity, we manage a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test.  We recognize revenue and associated cost of revenue in demand response services at such time as the capacity amount is fixed and determinable.

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

We enter into agreements to provide base load capacity through energy efficiency projects. Energy efficiency revenue is earned based on our ability to achieve committed capacity through load reduction. In order to provide capacity, we deliver and install demand side management measures. The base load capacity contracts require us to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. We defer revenue and associated cost of revenue in our electric load reduction services until such time as the capacity amount, and therefore the related revenue, is fixed and determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or we have met our performance obligation. Certain contracts contain multiple deliverables, or elements, which require us to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria. Accordingly, revenue is recognized for each element by applying the residual method, since there is objective evidence of fair value of only the undelivered item. The amount allocated to the delivered item is limited to the amount that is not contingent upon delivery of the additional element.

Index to Form 10-K

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

We entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows.  The decline in cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value, when we performed our impairment assessment. Based on this evaluation, we recorded impairment charges.  See “Results of Operations - Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 – Impairment Charges” for a complete discussion on the methodology and assumptions applied.  The results of the annual impairment test indicated no additional impairment as of December 31, 2010.

We performed our annual impairment test as of December 31, 2009 and the results of the tests performed indicated no impairment.

An impairment test of goodwill and certain intangible assets was performed during the third quarter of 2008. The interim impairment assessment was triggered by a rule change in a certain market effected in 2008 that reduced the price we receive under our economic, or voluntary, demand response programs for commercial and industrial consumers in the PJM service territory.  Based on this evaluation, we recorded impairment charges.  See “Results of Operations - Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 – Impairment Charges” for a complete discussion on the methodology and assumptions applied.

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

Stock-Based Compensation

Stock-based compensation expense recognized for the years ended December 31, 2010, 2009 and 2008 were $3.3 million, $10.0 million and $6.9 million, respectively, before income taxes. For awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.  For options with performance and/or service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued.  For restricted stock awards with service conditions, we utilized the intrinsic value method. For awards with market conditions, we utilized a lattice model to estimate the award fair value and the derived service period.  Determining the fair value of stock options at the grant date requires judgment including estimates for the risk-free interest rate, volatility, annual forfeiture rate, and expected term. Performance-based unvested awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals.  If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted.  We will recognize $8.0 million of additional expense related to unvested awards as of December 31, 2010 over a weighted average period of 1.9 years.

Index to Form 10-K

On November 6, 2009, our board of directors approved the acceleration of the vesting of 192,053 time-based stock options with exercise prices equal to or greater than $14.10 for certain of its employees.   Restricted stock, stock options with vesting based on performance, and stock options held by executive officers and directors were not accelerated.  As a result of the acceleration, an aggregate of 192,053 unvested stock options with exercise prices ranging from $14.10 to $34.23 became immediately exercisable.  The weighted average exercise price of the options that were accelerated was approximately $23.85.  The accelerated options would have vested from time to time through February 4, 2012.  All other terms and conditions applicable to the accelerated stock option grants, including the exercise price, number of shares, and term, remain unchanged.  The incremental non-cash stock based compensation expense recognized in the fourth quarter of 2009 as a result of the acceleration was $2.7 million.

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

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued amendments to the accounting and disclosure for revenue recognition.  These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable.  Our management is currently assessing the impact of the adoption on its consolidated financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update, or ASU, No. 2010-06 Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements.  The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities.  A class is often a subset of assets or liabilities within a line item in the statement of financial position. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting.  The guidance did not have an impact on the consolidated financial results as this guidance relates only to additional disclosures.

In February 2010, the FASB issued ASU No. 2010-09 Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements.  The update removes the requirement to disclose a date through which subsequent events have been evaluated.   The update is effective for interim or annual periods ending after June 15, 2010.  The guidance did not have an impact on the consolidated financial results as this guidance relates only to disclosures.

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

Foreign Exchange Risk

We face minimal exposure to adverse movements in foreign currency exchange rates.  These exposures may change over time as business practices evolve and could have a material impact on our financial position and results of operations. We do not utilize any foreign currency exchange transactions to hedge our exposure.  Foreign currency gains for the years ended December 31, 2010, 2009 and 2008 were immaterial.

Interest Rate Risk

As of December 31, 2010, $24.8 million of outstanding debt was at floating interest rates.  Based on outstanding floating rate debt of $24.8 million as of December 31, 2010, an increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $0.2 million per year.

Market Value of Portfolio Investments

We maintain an investment portfolio of various holdings, types, and maturities. As of December 31, 2010, we had $35.0 million of investments in money market funds, commercial paper and corporate debentures/bonds recorded at fair value on our balance sheet. While our investments are made in highly rated securities and in compliance with our investment policy, these investments are exposed to fluctuations in market values and could have a material impact on our financial position and results of operations.

Index to Form 10-K

Item 8.	Financial Statements and Supplementary Data

Comverge, Inc.

Index to Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comverge, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Comverge, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP
Atlanta, Georgia
March 9, 2011

Index to Form 10-K
COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	December 31,	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$7,800	$16,069
Restricted cash	1,736	3,000
Marketable securities	27,792	34,409
Billed accounts receivable, net	14,433	8,119
Unbilled accounts receivable	17,992	11,873
Inventory, net	9,181	6,605
Deferred costs	1,712	1,715
Other current assets	2,056	938
Total current assets	82,702	82,728

Restricted cash	3,733	2,636
Property and equipment, net	22,480	18,340
Intangible assets, net	3,816	8,779
Goodwill	499	8,179
Other assets	927	235
Total assets	$114,157	$120,897
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$8,455	$6,874
Accrued expenses	17,375	11,574
Deferred revenue	5,821	5,890
Current portion of long-term debt	3,000	3,000
Other current liabilities	7,962	5,648
Total current liabilities	42,613	32,986
Long-term liabilities
Deferred revenue	1,662	1,203
Long-term debt	21,750	9,750
Other liabilities	2,074	2,914
Total long-term liabilities	25,486	13,867
Commitments and contingencies (Note 12)
Shareholders' equity
Preferred stock, $0.001 par value per share, authorized 15,000,000	-	-
shares; no shares issued and outstanding as of December 31, 2010 and December 31, 2009
Common stock, $0.001 par value per share, authorized 150,000,000	25	25
shares; issued 25,355,223 and outstanding 25,329,118 shares as of
December 31, 2010 and issued 25,072,764 and outstanding 25,067,102 shares as of December 31, 2009
Additional paid-in capital	262,226	258,660
Common stock held in treasury, at cost, 26,105 and 5,662 shares as of	(257)	(63)
December 31, 2010 and December 31, 2009, respectively
Accumulated deficit	(215,947)	(184,596)
Accumulated other comprehensive income	11	18
Total shareholders' equity	46,058	74,044
Total liabilities and shareholders' equity	$114,157	$120,897

The accompanying notes are an integral part of these consolidated financial statements.

Index to Form 10-K

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
	Year Ended December 31,
	2010	2009	2008

Revenue
Product	$23,152	$20,732	$17,890
Service	96,237	78,112	59,348
Total revenue	119,389	98,844	77,238
Cost of revenue
Product	17,662	12,912	11,087
Service	56,876	52,736	32,248
Total cost of revenue	74,538	65,648	43,335
Gross profit	44,851	33,196	33,903
Operating expenses
General and administrative expenses	39,362	37,781	34,463
Marketing and selling expenses	18,031	17,737	15,738
Research and development expenses	6,279	4,878	1,137
Amortization of intangible assets	2,144	2,209	2,439
Impairment charges	9,871	-	75,432
Operating loss	(30,836)	(29,409)	(95,306)
Interest expense, net	875	2,114	22
Other income, net	(21)	(76)	(321)
Loss before income taxes	(31,690)	(31,447)	(95,007)
Provision (benefit) for income taxes	(339)	219	(901)
Net loss	$(31,351)	$(31,666)	$(94,106)

Net loss per share (basic and diluted)	$(1.27)	$(1.45)	$(4.45)

Weighted average shares used in computation	24,667,485	21,786,978	21,160,979

The accompanying notes are an integral part of these consolidated financial statements.

Index to Form 10-K
COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)
							Accumulated
	Common Stock		Additional	Treasury Stock			Other	Total
	Number of		Paid-in	Number of		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2007	20,893,336	$21	$211,403	-	$-	$(58,824)	$31	$152,631
Common stock issued upon conversion of convertible debt	262,430	-	1,900	-	-	-	-	1,900
Issuance of common stock upon exercises of stock options	271,732	1	423	-	-	-	-	424
Stock-based compensation	-	-	6,876	-	-	-	-	6,876
Issuance of restricted stock, net of forfeitures	499,162	-	-	-	-	-	-	-
Common stock held in treasury	-	-	-	(18,539)	(119)	-	-	(119)
Payment of offering costs	-	-	36	-	-	-	-	36
Components of comprehensive loss:								-
Net loss	-	-	-	-	-	(94,106)	-	(94,106)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	18	18
Total comprehensive loss	-	-	-	-	-	-	-	(94,088)
Balance at December 31, 2008	21,926,660	22	220,638	(18,539)	(119)	(152,930)	49	67,660
Common stock issued in public offerings, net of offering costs	2,760,000	3	27,033	-	-	-	-	27,036
Issuance of common stock upon exercises of stock options	310,447	-	1,126	-	-	-	-	1,126
Stock-based compensation	-	-	10,038	-	-	-	-	10,038
Issuance of restricted stock, net of forfeitures	94,279	-	-	-	-	-	-	-
Common stock held in treasury	-	-	-	(17,690)	(155)	-	-	(155)
Retirement of shares from treasury	(30,567)	-	(211)	30,567	211	-	-	-
Issuance of shares related to prior year acquisition	11,945	-	36	-	-	-	-	36
Components of comprehensive loss:								-
Net loss	-	-	-	-	-	(31,666)	-	(31,666)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	(31)	(31)
Total comprehensive loss	-	-	-	-	-	-	-	(31,697)
Balance at December 31, 2009	25,072,764	25	258,660	(5,662)	(63)	(184,596)	18	74,044
Issuance of common stock upon exercises of stock options	137,756	-	239	-	-	-	-	239
Stock-based compensation	-	-	3,327	-	-	-	-	3,327
Issuance of restricted stock, net of forfeitures	144,703	-	-	-	-	-	-	-
Common stock held in treasury	-	-	-	(20,443)	(194)	-	-	(194)
Components of comprehensive loss:								-
Net loss	-	-	-	-	-	(31,351)	-	(31,351)
Changes in unrealized gain on marketable securities	-	-	-	-	-	-	(7)	(7)
Total comprehensive loss	-	-	-	-	-	-	-	(31,358)
Balance at December 31, 2010	25,355,223	$25	$262,226	(26,105)	$(257)	$(215,947)	$11	$46,058

The accompanying notes are an integral part of these consolidated financial statements.

Index to Form 10-K
COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net loss	$(31,351)	$(31,666)	$(94,106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	6,276	17,689	5,004
Amortization of intangible assets	2,835	2,810	2,605
Stock-based compensation	3,327	10,038	6,876
Impairment charges	9,871	-	75,432
Gain on extinguishment of debt	-	-	(328)
Write-off of debt issuance costs	-	754	-
Amortization of debt issuance costs	111	258	217
Amortization (accretion) of marketable securities	739	252	(175)
Loss on disposal of property and equipment	415	670	353
Allowance for inventory obsolescence	316	(10)	65
Allowance for doubtful accounts	210	66	213
Deferred income taxes	(387)	220	(815)
Changes in operating assets and liabilities
Billed and unbilled accounts receivable, net	(12,643)	4,727	(12,804)
Inventory, net	(3,065)	(2,059)	(2,037)
Deferred costs and other assets	(1,236)	806	(708)
Accounts payable	1,916	(958)	3,101
Accrued expenses and other liabilities	7,907	6,003	397
Deferred revenue	390	(1,821)	2,877
Net cash provided by (used in) operating activities	(14,369)	7,779	(13,833)

Cash flows from investing activities
Changes in restricted cash	167	(1,579)	(1,692)
Cash paid for acquisitions, net of cash acquired	-	-	(48)
Purchases of marketable securities	(26,049)	(39,166)	(34,635)
Maturities of marketable securities	31,920	32,750	39,726
Purchases of property and equipment	(11,040)	(14,901)	(11,615)
Purchases of technology licenses	(83)	(1,338)	(1,700)
Net cash used in investing activities	(5,085)	(24,234)	(9,964)

Cash flows from financing activities
Proceeds from exercises of stock options	239	1,067	359
Payment of employee taxes due to net settlement stock option exercises	(194)	(96)	(54)
Borrowings under SVB loan facility	18,000	-	15,000
Repayment of SVB loan facility	(21,000)	(2,250)	-
Borrowings under PFG loan facility	15,000	-	-
Borrowings under GECC credit agreement	-	10,900	8,087
Repayment of GECC credit agreement	-	(23,424)	-
Repayment of subordinated convertible promissory notes	-	(590)	(18,860)
Net proceeds (payments) from issuance of common stock	(335)	27,371	(614)
Payment of debt issuance costs	(525)	(25)	(305)
Net cash provided by financing activities	11,185	12,953	3,613

Net change in cash and cash equivalents	(8,269)	(3,502)	(20,184)
Cash and cash equivalents at beginning of period	16,069	19,571	39,755
Cash and cash equivalents at end of period	$7,800	$16,069	$19,571

Cash paid for interest	$952	$1,629	$1,688
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(239)	$399	$427
Common stock issued as consideration in business acquisitions	$-	$36	$-
Common stock issued on conversion of convertible debt	$-	$-	$1,900
The accompanying notes are an integral part of these consolidated financial statements.

Index to Form 10-K

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide intelligent energy management solutions that enable energy providers and consumers to optimize their power usage and meet peak demand.  The Company delivers its intelligent energy management solutions through a portfolio of hardware, software and services.  The Company has two operating segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.

 Basis of Presentation

The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, Consolidated Balance Sheets as of December 31, 2010 and 2009 and Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

Liquidity

The Company reported annual net losses in 2010, 2009 and 2008 of $31,351, $31,666 and $94,106, respectively. The Company’s unrestricted cash and cash equivalents and marketable securities as of December 31, 2010 were $35,592. As of December 31, 2010, the Company had $24,750 of debt outstanding.

Working capital as of December 31, 2010 was $40,089, consisting of $82,702 in current assets and $42,613 in current liabilities. Working capital as of December 31, 2009 was $49,742, consisting of $82,728 in current assets and $32,986 in current liabilities.

Management believes that available cash and cash equivalents, marketable securities and borrowings available under our loan facility will be sufficient to meet our capital needs for at least the next 12 months.  Future available sources of working capital, including cash and cash equivalents and marketable securities, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs, although our ability to raise additional debt or equity cannot be assured.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on specific identification of accounts considered to be doubtful of collection as well as historical experience. As of December 31, 2010 and 2009, there were $1,721 and $369, respectively, identified as doubtful of collection.

Index to Form 10-K

Inventory, net

Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. As of December 31, 2010 and 2009, there were provisions of $466 and $188, respectively, for finished goods inventory identified as slow-moving, obsolete or unusable.

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

The Company recognizes the fair value of liabilities for asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The Residential Business segment installs hardware at residences of select utility customers. At the request of the homeowner, the Company is obligated to remove this hardware. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the asset’s life. The Company’s estimate is based on the historical data for the ratio of cumulative assets removed to the cumulative number of assets installed. Accordingly, in the years ended December 31, 2010, 2009 and 2008, the Company recognized an asset retirement obligation liability and an associated change in the cost of long-lived assets of $239, $399 and $427, respectively.

Goodwill and Intangibles, net

Goodwill represents the excess of cost over the fair value of the net tangible assets and identified intangible assets of businesses acquired in purchase transactions. Goodwill is not being amortized.  Intangibles are recorded at their fair value at acquisition date. The Company amortizes finite-lived intangibles over their estimated useful lives, ranging from three to twenty years, using the straight-line method, which approximates the projected utility of such assets based upon the information available.  Goodwill and other indefinite-lived intangible assets are tested for impairment on at least an annual basis, on December 31st of each year, as well as on an as-needed basis determined by events or changes in circumstances.

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

The Company entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows.  The decline in cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value, when we performed our impairment assessment. Based on this evaluation, the Company recorded impairment charges.  See note 7 for a complete discussion on the methodology and assumptions applied. The results of the annual impairment test indicated no additional impairment as of December 31, 2010.

The Company performed its annual impairment test as of December 31, 2009 and the results of the tests performed indicated no impairment.

An impairment test of goodwill and certain intangible assets was performed during the third quarter of 2008. The interim impairment assessment was triggered by a rule change in a certain market effected in 2008 that reduced the price the Company receives under its economic, or voluntary, demand response programs for commercial and industrial consumers.  Based on this evaluation, the Company recorded a non-cash impairment charge.  A complete discussion on the methodology and assumptions applied is included in note 7.  The Company performed its annual impairment test as of December 31, 2008 and the results of the tests performed indicated no additional impairment.

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

Index to Form 10-K

Debt Issuance Costs

Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs was $111, $258 and $217 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company recorded a $754 write-off of debt issuance costs during the year ended December 31, 2009 as a result of the payment and termination of the Company’s credit agreement.

Debt issuance costs are included in Other current assets and Other assets and consisted of the following as of December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Debt issuance costs at beginning of year	$234	$1,221
Addition of debt issuance costs	525	25
Write-off of debt issuance costs	-	(754)
Amortization of debt issuance costs	(111)	(258)
Debt issuance costs at end of year	$648	$234

Warranty Provision

The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. The warranty provision included in Other current liabilities is set forth below.

	December 31,	December 31,
	2010	2009
Warranty provision at beginning of year	$82	$101
Accruals for warranties issued during the year	1,093	19
Warranty settlements during the year	(555)	(38)
Warranty provision at the end of year	$620	$82

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

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent system operators. Changes in economic conditions and unforeseen events could occur and reduce consumers’ use of electricity. The Company’s business success depends in part on its relationships with a limited number of large customers. During the year ended December 31, 2010, the Company had two customers which accounted for 28% and 12% of the Company’s revenue.  The total accounts receivable from these customers were $14,200 and $3,864, respectively, as of December 31, 2010.  During the year ended December 31, 2009, the Company had two customers which accounted for 20% and 12% of the Company’s total revenue. The total accounts receivable from these customers were $8,649 and $572, respectively, as of December 31, 2009.  During the year ended December 31, 2008, the Company had three customers which accounted for 19%, 14%, and 12% of the Company’s total revenue.

No other customer accounted for more than 10% of the Company’s total revenue in 2010, 2009 and 2008.

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

Index to Form 10-K

Revenue Recognition - Residential Business

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

The current deferred revenue and deferred cost of revenue as of December 31, 2010 and December 31, 2009 are provided below:

	December 31,	December 31,
	2010	2009
Deferred revenue:
VPC contract related	$2,502	$3,443
Other	3,319	2,447
Current deferred revenue	$5,821	$5,890

Deferred cost of revenue:
VPC contract related	$1,041	$1,072
Other	671	643
Current deferred cost of revenue	$1,712	$1,715

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

Index to Form 10-K

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

Foreign Currency Transactions

The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). Accordingly, the Company and its subsidiaries use the dollar as their functional currency. All exchange gains and losses denominated in non-dollar currencies are presented on a net basis in operating expense in the consolidated statement of operations when they arise. Foreign currency gains for the years ended December 31, 2010, 2009 and 2008 were immaterial.

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

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$1,657	$-	$-	$1,657	$1,657	$-	$-
Commercial paper	9,395	-	-	9,395	3,598	-	5,797
Corporate debentures/bonds	23,982	24	(13)	23,993	1,998	-	21,995
Total marketable securities	$35,034	$24	$(13)	$35,045	$7,253	$-	$27,792
Cash in operating accounts	6,016	-	-	6,016	547	5,469	-
Total	$41,050	$24	$(13)	$41,061	$7,800	$5,469	$27,792

Index to Form 10-K

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$15,622	$-	$-	$15,622	$10,406	$2,216	$3,000
Commercial paper	6,142	-	-	6,142	-	-	6,142
Corporate debentures/bonds	26,249	45	(27)	26,267	1,000	-	25,267
Total marketable securities	$48,013	$45	$(27)	$48,031	$11,406	$2,216	$34,409
Cash in operating accounts	8,083	-	-	8,083	4,663	3,420	-
Total	$56,096	$45	$(27)	$56,114	$16,069	$5,636	$34,409

Realized gains and losses to date have not been material. Interest income for the years ended December 31, 2010, 2009 and 2008 was $929, $515 and $1,583, respectively.

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

The following tables set forth by level, within the fair value hierarchy, the Company’s marketable securities accounted for at fair value as of December 31, 2010 and 2009. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,657	$1,657	$-	$-
Commercial paper	9,395	-	9,395	-
Corporate debentures/bonds	23,993	-	23,993	-
Total	$35,045	$1,657	$33,388	$-

Index to Form 10-K

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active	Significant Other	Significant
		Markets for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$15,622	$12,622	$3,000	$-
Commercial paper	6,142	-	6,142	-
Corporate debentures/bonds	26,267	-	26,267	-
Total	$48,031	$12,622	$35,409	$-

Advertising Expenses

Advertising costs are expensed as incurred. Advertising expense was $3,503, $4,114 and $3,889 for the years ended December 31, 2010, 2009 and 2008, respectively. Substantially all advertising costs were incurred to promote the Company’s VPC and open market programs to participants in an effort to acquire electric capacity in fulfillment of certain capacity commitments with utility customers and independent system operators.

Software Development Costs for Internal Use

Software costs for internal use of $164, $176 and $516 were capitalized in 2010, 2009 and 2008, respectively. These costs will be amortized over a three-year expected life in accordance with Company policy. During the year ended December 31, 2010, 2009 and 2008, $293, $209 and $87, respectively, was recorded as depreciation expense for internal use software.

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

Stock-Based Compensation

Stock-based compensation expense recognized for the years December 31, 2010, 2009 and 2008 was $3,327, $10,038 and $6,876, respectively, before income taxes.

Segment Reporting

As of December 31, 2010, the Company reports through two operating segments: the Residential Business segment and the C&I Business segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker assesses the Company’s performance and allocates the Company’s resources based on these segments. These segments constitute the Company’s two reportable segments.

Index to Form 10-K

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.  The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010 and 2009, there were no accrued interest and penalties related to uncertain tax positions.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options, restricted stock and warrants using the treasury stock method, and from convertible securities using the if-converted method. Because the Company reported a net loss for the years ended December 31, 2010, 2009 and 2008, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been antidilutive. Such potential common shares consist of the following:

	Year Ended December 31,
	2010	2009	2008
Subordinated debt convertible to common stock	1,594,048	-	17,646
Contingently issuable shares	-	-	11,945
Unvested restricted stock awards	557,776	496,589	548,511
Outstanding options	2,533,947	1,988,400	1,810,656
Total	4,685,771	2,484,989	2,388,758

 4.           Accounts Receivable, net

Billed accounts receivable as of December 31, 2010 and 2009 was $14,433 and $8,119, respectively, net of the allowance for doubtful accounts.

Unbilled accounts receivable as of December 31, 2010 and 2009 was $17,992 and $11,873, respectively. Unbilled accounts receivable mainly reflect amounts that the Company will invoice in the next twelve months pursuant to the Company’s contractual right to make future billings under the Residential Business segment’s VPC and turnkey contracts as well as amounts related to the primary capacity program in which the Company receives monthly payments throughout the program year.

Index to Form 10-K

5.	Inventory, net

Inventory as of December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
	2010	2009
Raw materials and supplies	$638	$689
Finished goods	8,543	5,916
Inventory, net	$9,181	$6,605

6.	Property and Equipment, net

Property and equipment as of December 31, 2010 and 2009 consisted of the following:

	Estimated
	Useful Life	December 31,	December 31,
	(in years)	2010	2009
Load control equipment	Contract term	$49,423	$43,679
Computer hardware and software	3	5,723	3,625
Office furniture, automobiles and other equipment	5 - 7	2,014	2,259
Leasehold improvements	Lease term	1,839	1,795
Construction in progress	N/A	2,425	-
Property and equipment		61,424	51,358
Accumulated depreciation		(38,944)	(33,018)
Property and equipment, net		$22,480	$18,340

Depreciation expense in respect of property and equipment was $6,276, $17,689 and $5,004 for the years ended December 31, 2010, 2009 and 2008, respectively. Of such amounts, $5,256, $16,550 and $4,126 were included in cost of revenue and $1,020, $1,139 and $878 were included in general and administrative expenses for the years ended December 31, 2010, 2009 and 2008, respectively.

7.	Goodwill and Intangible Assets, net

Changes in the carrying amount of the Company’s consolidated goodwill during the years ended December 31, 2010 and 2009 consisted of the following:

	Residential	C&I
	Business	Business	Total
Balance as of December 31, 2008:
Goodwill	$499	$75,424	$75,923
Accumulated impairment losses	-	(67,744)	(67,744)
Goodwill, net	499	7,680	8,179
Balance as of December 31, 2009:
Goodwill	499	75,424	75,923
Accumulated impairment losses	-	(67,744)	(67,744)
Goodwill, net	499	7,680	8,179
Balance as of December 31, 2010:
Goodwill	499	75,424	75,923
Accumulated impairment losses	-	(75,424)	(75,424)
Goodwill, net	$499	$-	$499

Index to Form 10-K

The Company’s consolidated intangible assets, net as of December 31, 2010 and 2009 consisted of the following:

	Estimated	As of December 31, 2010
	Useful Life	Gross	Accumulated	Net
	(in years)	Amount	Amortization	Amount
Trade names and trademarks	Indefinite	$2,758	$(2,758)	$-
Non-compete agreements	5	456	(456)	-
Acquired technology	3-8	5,749	(3,810)	1,939
Patents	4-20	400	(180)	220
Customer relationships and contracts	5-10	13,646	(11,989)	1,657
Total		$23,009	$(19,193)	$3,816

	Estimated	As of December 31, 2009
	Useful Life	Gross	Accumulated	Net
	(in years)	Amount	Amortization	Amount

Trade names and trademarks	Indefinite	$2,758	$(2,758)	$-
Non-compete agreements	Indefinite	456	(142)	314
Acquired technology	3-5	5,685	(2,436)	3,249
Patents	4-14	401	(162)	239
Customer relationships and contracts	5-10	13,646	(8,669)	4,977
Total		$22,946	$(14,167)	$8,779

Total estimated amortization expense for all intangible assets for the next five years and thereafter is as follows:

Year Ended December 31,
2011	$1,233
2012	537
2013	451
2014	415
2015	408
Thereafter	772

Impairment Charges – Year Ended December 31, 2010

Based on the current valuations of the Energy Efficiency reporting unit in the C&I Business segment, the Company determined that the related goodwill and intangible assets’ carrying value was greater than the fair value. The Company recorded $9,871 in non-cash impairment charges of goodwill and certain intangible assets in the fourth quarter of 2010, as presented and discussed below.

Impairment
Charges
Goodwill	$7,680
Noncompete agreements	236
Contract acquisition	1,955
Total	$9,871

Goodwill

The Company entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows.  The decline in future cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value when the Company performed its impairment assessment.  The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business with a 13.1% discount rate. The fair value of the reporting unit was determined using Level 3 inputs. The valuation resulted in an impairment of goodwill related to the C&I Business segment of $7,680. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2010.  No further goodwill balance remains related to the Energy Efficiency reporting unit.

Index to Form 10-K

The Company also performed its annual impairment test on the remaining $499 of goodwill as of December 31, 2010 and the results of the tests indicated no additional impairment.

Other intangible assets

Due to the decreased future cash flows as a result of the contract amendment, the Company also evaluated the related intangible assets for impairment.  Using the undiscounted cash flows from the Energy Efficiency reporting unit, the Company compared fair value using Level 3 inputs to carrying value, noting that the carrying value exceeded fair value of the reporting unit’s intangible assets.   Based on the analysis, the Company fully impaired the non-compete agreements and the contract acquisition intangible assets, resulting in a $2,191 charge during the fourth quarter of 2010, as presented in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2010.

As a result of the impairment, the Company reversed a deferred tax liability of $611 associated with the Energy Efficiency reporting unit’s intangible assets. The impact of the reversal resulted in an income tax benefit recorded in the year ended December 31, 2010.

Impairment Charges – Year Ended December 31, 2008

During the third quarter of 2008, the Company reassessed the outlook for the C&I Business segment and evaluated the potential impairment of the goodwill and other intangible assets of Enerwise. These interim impairment assessments were triggered by a rule change in a certain market effected in 2008 that reduced the price the Company receives under its economic, or voluntary, demand response programs for commercial and industrial consumers. The Company performed valuations and reviewed the Enerwise trade name, customer relationship and goodwill balances for impairment. Based on the results of these assessments, the Company recorded $75,432 in non-cash impairment charges of goodwill and certain intangible assets in the third quarter of 2008, as presented and discussed below.

Impairment
Charges
Goodwill	$67,744
Trade name	2,758
Customer relationships	4,930
Total	$75,432

Goodwill

In the C&I Business segment, a rule change for economic demand response programs in a certain market during the third quarter caused a decline in the projected operating results for the remainder of 2008 and future periods. Based on the reduction of projected operating results in current and future periods, the Company determined that an interim impairment test of goodwill was required. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 19.5% discount rate. The valuation resulted in a non-cash impairment of goodwill related to the Commercial & Industrial Business segment of $67,744 to reflect the carrying value in excess of the fair value. This charge is included in the line item “Impairment charges” of the Company’s consolidated statements of operations for the year ended December 31, 2008.  The Company performed its annual impairment test as of December 31st and the results of the tests performed on December 31, 2008 indicated no additional impairment of goodwill.

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

Index to Form 10-K

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

8.	Accrued Expenses

Accrued expenses as of December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
	2010	2009
Professional fees	$766	$917
Capacity supply agreement	13,374	7,943
Other	3,235	2,714
Total accrued expenses	$17,375	$11,574

9.           Other Current Liabilities

Other current liabilities as of December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
	2010	2009
Payroll, bonus and benefits	$4,085	$3,107
Severance & retirement obligations	179	895
Liquidating damages	812	765
Other	2,886	881
Total other current liabilities	$7,962	$5,648

10.           Long-Term Debt

On November 6, 2008, Comverge, Inc. and all its wholly-owned subsidiaries, excluding Alternative Energy Resources, Inc., entered into a $25,000 secured revolving credit and term loan facility, or the Facility, with Silicon Valley Bank, or the Lender. The Facility provided a $10,000 revolver, the Revolver Facility, for borrowings to fund working capital and other corporate purposes and a $15,000 term loan, the Term Loan Facility to repay maturing convertible notes on or before April 1, 2009. On February 5, 2010, Comverge, Inc. and its wholly owned subsidiaries Enerwise Global Technologies, Inc, Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY, LLC, Clean Power Markets, Inc., and Alternative Energy Resources, Inc., entered into a second amendment to its existing credit and term loan facility with Silicon Valley Bank. The second amendment increased the revolver loan by an additional $20,000 bringing the total revolver loan to $30,000 for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly owned subsidiary of Comverge, as a borrower and extended the term of the revolver facility by one year to December 2012.    In connection with the extension of the term of the credit facility, a commitment fee of $100 was paid on February 5, 2010, and additional commitment fees of $75 are payable on each of February 5, 2011 and February 5, 2012.  The interest on revolving loans under the amended facility accrues at either (a) a rate per annum equal to the greater of the Prime Rate or 4% plus the Prime Rate Advance Margin, or (b) a rate per annum equal to the LIBOR Advance Rate plus the LIBOR Rate Advance Margin, as such terms are defined in the amended facility agreement.  The second amendment also sets forth certain financial ratios to be maintained by the borrowers on a consolidated basis.  On November 23, 2010, Comverge, Inc. and its wholly owned subsidiaries entered in a fourth amendment to its facility with SVB. The fourth amendment modified the availability provisions and financial covenants under the agreement and also modified certain definitions to reflect the subordinated convertible loan agreement with Partners for Growth III, L.P. The obligations under the amended facility are secured by all assets of Comverge and its other borrower subsidiaries. All other terms and conditions of the credit facility remain the same and in full force and effect.  The Term Loan Facility became payable over 57 months beginning April 1, 2009 and matures on December 31, 2013. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, Comverge, Inc. stock,  consolidate

Index to Form 10-K

or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary with this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities. The Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Facility may be accelerated.  As of December 31, 2010, the Company had $18,081 of outstanding letters of credit from the revolver loan.

In January 2007, AER entered into a credit agreement with General Electric Capital Corporation, or GECC, to provide it with up to $40,000 of borrowings to fund capital expenditures related to VPC contracts. The GECC credit agreement would expire in 2014, at which time all outstanding borrowings would become due and payable. Subject to the limitations described below, this credit agreement had a term loan facility up to $37,000 and a letter of credit sublimit of $3,000 for total availability of $40,000. Borrowings under the GECC credit agreement bore interest at either prime plus 1.5% or LIBOR plus 2.75% per annum, at our election. Borrowings under this credit agreement were collateralized by all of AER’s assets, including its intellectual property, and could be requested, from time to time during the first three years of the agreement, for up to 90% of capital expenditures incurred under a VPC contract. The GECC credit agreement contained customary financial and restrictive covenants, including maintenance of a minimum fixed charge coverage ratio, a minimum interest coverage ratio, a maximum senior leverage ratio and a prohibition on the payment of dividends.  On December 1, 2009, the Company repaid all outstanding indebtedness under the credit agreement and terminated the facility.  The repayment amount of $24,691 included: 1) the entire $23,037 of then- outstanding borrowings, 2) approximately $1,538 in cash collateral to be held by the lender’s agent for purposes of reimbursement of draws under, and satisfying AER’s obligations relating to, outstanding letters of credit, 3) a $50 prepayment fee, and 4) approximately $66 for one month’s accrued interest and unused facility fees.  As a result of the termination, the Company recognized $754 of interest expense during the year ended December 31, 2009 due to the write-off of the remaining unamortized debt issuance costs.

On November 5, 2010, Comverge, Inc. and its wholly owned subsidiaries entered into a five-year $15,000 subordinated convertible loan agreement with Partners For Growth III, L.P.  The loan will be used to fund general working capital and other corporate purposes.  The loan is interest only, payable monthly, and accrues at a rate per annum equal to the floating Prime Rate plus 2.50%, currently 5.75% in total, as such terms are defined in the loan agreement.  The agreement contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments.  If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the loan agreement may be accelerated.  The agreement also sets forth quarterly revenue targets to be maintained by the borrowers on a consolidated basis.  If the revenue targets are not maintained, the lender has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the loan.  Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve months after the lender’s election. The obligations under the loan agreement are secured by all assets of Comverge and its subsidiaries.  The lender may convert the note into up to 1,594,048 shares of Comverge common stock at $9.41 per share.  The Company may convert the note at the market price per share on the date of election, discounted by a certain percentage.  The Company's call option qualifies as a contingent beneficial conversion feature which would be recorded if and when the contingent event occurs. The loan provides, at the borrowers' option, the ability to borrow up to an additional $5,000 in the first 36 months convertible into common stock at a conversion price based upon the stock price at the time of the additional borrowing; however, at no time may the amount of existing unconverted borrowings exceed $15,000.  In connection with the loan, a commitment fee of $300 was paid on November 5, 2010.  There are no additional commitment fees.

Long-term debt as of December 31, 2010 and 2009 consisted of the following:

	December 31,	December 31,
	2010	2009
Security and loan agreement with a U.S. bank, collateralized by all assets of
Comverge, Inc. and its subsidiaries, maturing in December 2013, interest payable
at a variable rate (3.26% and 3.28% at December 31, 2010 and 2009)	$9,750	$12,750
Subordinated convertible loan agreement with Partners for Growth, secured by all assets of Comverge, Inc. and its subsidiaries, maturing in November 2015,
interest payable at a variable rate (5.75% at December 31 2010)	15,000	NA
Total debt	24,750	12,750
Less: Current portion of long-term debt	(3,000)	(3,000)
Total long-term debt	$21,750	$9,750

Index to Form 10-K

11.	Income Taxes

The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2010	2009	2008
Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense (benefit), net of federal benefit	-%	(0.1)%	0.1%
Goodwill impairment	-%	-%	(23.3)%
Other	(0.1)%	0.4%	(0.5)%
Valuation allowance	(32.8)%	(35.0)%	(9.4)%
Effective tax rate	1.1%	(0.7)%	0.9%

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the consolidated financial statements is as follows:

	Year Ended December 31,
	2010	2009	2008
Current:
U.S. Federal	$-	$-	$-
State and local	48	19	(86)
Total	48	19	(86)
Deferred:
U.S. Federal	(346)	187	(741)
State and local	(41)	13	(74)
Total	(387)	200	(815)
Provision for income taxes	$(339)	$219	$(901)

Deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$37,243	$30,674
Other	16,283	12,839
Gross deferred income tax assets	53,526	43,513
Less: valuation allowance for deferred income tax assets	(53,526)	(43,415)
Net deferred income tax assets	-	98
Deferred tax liabilities:
Intangible amortization	(155)	(641)
Other	-	-
Net deferred income tax liabilities	$(155)	$(543)

As of December 31, 2010, the company had a net deferred tax liability of $155 related to amortization of tax deductible goodwill.

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.  Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets. For the year ended December 31, 2010, the Company has determined that based on all available evidence, a valuation allowance of $53,526 is appropriate.  The Company’s valuation allowance for the year ended December 31, 2009 was $43,415.  The Company’s cumulative losses in recent years provided the significant negative evidence used in making the determinations.

Index to Form 10-K

Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended December 31, 2010.  Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company's net operating carryforwards referenced below at December 31, 2010 include $20,623 of income tax deductions in excess of previously recorded tax benefits.  Although these additional tax deductions are reflected in net operating loss carryforwards referenced below, the tax benefit will not be recognized until they reduce taxes payable.  Accordingly, since the tax benefit does not reduce the Company’s current taxes payable in 2010, these tax benefits are not reflected in the Company’s deferred tax assets presented above.  The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The Company has federal, state, and foreign net operating losses of approximately $120,466, $75,519 and $3,849, respectively, as of December 31, 2010.  The Federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards began expiring in 2009.  The foreign net operating losses do not expire. The foreign net operating losses do not expire. The above net operating losses reflect a limitation set forth by section 382 of the Internal Revenue Code due to prior ownership changes.

As of December 31, 2010 and December 31, 2009, the Company had determined no liabilities for uncertain tax positions should be recorded. The tax years ended December 31, 2009, 2008, and 2007 remain open for audit based on the statute of limitations.

12.	Commitments and Contingencies

Operating Leases

Rental lease expenses for the years ended December 31, 2010, 2009 and 2008 were $2,242, $2,175 and $1,603, respectively.  The Company mainly incurs rent expense due to office space leased for both operations and administrative functions.  These lease agreements range in length from one year to eight years. Estimated future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2010 were as follows:

Year Ended December 31,
2011	$2,624
2012	1,738
2013	938
2014	449
2015	446
Thereafter	649

Employee Retirement Savings Plan

The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2010, 2009 or 2008.

Licensing Agreements

The Company is obligated to pay royalties to the licensor for each unit sold that incorporates a certain licensed technology under two separate licensing agreements. During the years ended December 31, 2010 and 2009, the Company paid $105.  During the year ended December 31, 2009 and 2008, the Company paid no royalties under the agreement.

Guarantees

The Company typically grants customers a limited warranty that guarantees that its products will substantially conform to current specifications for one year related to software and hardware products from the delivery date. The Company also indemnifies its customers from third-party claims relating to the intended use of its products. Standard software license agreements contain indemnification clauses. Pursuant to these clauses, the Company indemnifies and agrees to pay any judgment or settlement relating to a claim.  As of December 31, 2010 and 2009, we had $620 and $82 recorded in accrued warranty liability.

The Company has guaranteed the electrical capacity it has committed to deliver pursuant to certain long-term contracts. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees during the year ended December 31, 2010 and 2009 were $19,774 and $7,512, respectively.

Index to Form 10-K

Legal Proceedings

We assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.  A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue.  In accordance with applicable accounting guidance, a liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated.  Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As a litigation or regulatory matter develops, we monitor the matter for further developments that could affect the amount previously accrued, if any, and update such amount accrued or disclosures previously provided as appropriate. As of December 31, 2010, there were no material contingencies requiring accrual or disclosure.

On October 12, 2010, a civil action complaint was filed against the Company in the United States District Court for the Western District of Kentucky (Case No. 3:10-CV-00638) by Louisville Gas & Electric Company and Kentucky Utilities Company (“Plaintiffs”).  The Plaintiffs have alleged a breach of warranty claim relating to certain thermostats, which they claim are defective, manufactured by White-Rodgers.  The relief sought by Plaintiffs includes an unspecified amount of damages, pre and post judgment interest and costs.  We intend to defend this claim vigorously.

On November 22, 2010, a civil action complaint was filed against the Company in the United States District Court for the Eastern District of Kentucky (Case No. 5:10-CV-00398) by East Kentucky Power Cooperative, Inc. (“EKPC”).  EKPC alleged a breach of warranty claim relating to certain thermostats, which they claim are defective, manufactured by White-Rodgers.   We intend to defend this claim vigorously. At this time, our management cannot estimate with reasonable certainty the ultimate disposition of these lawsuits and there can be no assurance that we will not sustain material liability as a result of or related to these lawsuits.

In December 2010, NV Energy (Plaintiff) initiated a claim against the Company (i) with the American Arbitration Association for a contract dispute arising out of the Company's delivered demand response program and in relation to the White-Rodgers thermostat in Nevada and (ii) a lawsuit in the U.S. District Court of Nevada (2:10-cv-02094-GMN-RJJ) against the Company against the Company seeking a declaration that NV Energy did not violate a Non-Disclosure Agreement with the Company by disclosing confidential and/or trade secret information in connection with our work on NV Energy’s Advanced Service Delivery (ASD) project.  Plaintiff further contends that it does not owe us for service performed on the ASD project.  The Company has counter-sued in the proceedings to recover damages stemming from Plaintiff's tortious conduct breach of contract, conversion, and misappropriation of trade secrets, among other claims, and will vigorously defend and pursue its claims in the actions and countersuits.  At this time, we cannot predict with reasonable certainty the ultimate disposition of these matters and there can be no assurance that we will not sustain material liability as a result of such matters.

Index to Form 10-K

13.	Stockholders’ Equity

Public Offerings

In November 2009, the Company completed a third public offering of 2,760,000 shares of common stock.  Aggregate proceeds from the offering were $27,033, after deducting underwriting discounts and commissions and offering expenses.

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

Preferred Stock

The Company is authorized to issue 15,000,000 shares of preferred stock. As of December 31, 2010, no preferred stock was issued or outstanding. The rights, preferences, and provisions would be determined, at the discretion of the Board of Directors, at the time of issuance.

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

In June 2010, the Company entered into a joint venture master agreement with Projects International, Inc., or Projects International, to form a strategic alliance arrangement under which the parties will identify and jointly pursue opportunities for demand response, smart grid and energy efficiency projects in certain countries or geographical regions.  The Company also entered into a warrant agreement with Projects International pursuant to which up to 1,200,000 shares of Comverge common stock may be purchased by Projects International for $16.24 per share upon the attainment of defined performance metrics in the warrant agreement.  The warrant agreement provides that warrants will be earned if Projects International is successful during the first three years of the master agreement in securing a qualifying contract resulting in a minimum of 100 megawatts of delivered load reduction over the term of the contract, and in increments of 120,000 shares for every 100 megawatts of delivered load reduction contracts, in the aggregate, above the minimum performance metric, up to a maximum of 1,000 megawatts.  No warrants under the agreement have been issued as of December 31, 2010 and no amounts have been recorded in the results of operations for the year ended December 31, 2010.

Index to Form 10-K

14.  Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan, or 2006 LTIP, was approved by the Company’s shareholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Outstanding stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of December 31, 2010, 1,928,909 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the years ended December 31, 2010, 2009 and 2008 was $3,327, $10,038 and $6,876.

A summary of the Company’s stock option activity for the year ended December 31, 2010, 2009 and 2008, respectively, is presented below:

	2010			2009		2008
		Weighted			Weighted		Weighted
	Number of	Average		Number of	Average	Number of	Average
	Options	Exercise	Range of	Options	Exercise	Options	Exercise
	(in Shares)	Price	Exercise Prices	(in Shares)	Price	(in Shares)	Price
Outstanding at beg. of year	1,988,400	$12.63	$0.58-$34.23	1,810,656	$14.23	1,799,852	$13.44
Granted	1,024,293	9.71	$6.80-$11.52	684,970	6.07	418,823	12.76
Exercised	(137,756)	1.74	$0.58-$7.56	(310,447)	3.63	(271,732)	1.43
Cancelled	(149,750)	22.03	$3.76-$34.23	(28,131)	22.33	(1,925)	21.41
Forfeited	(191,240)	8.16	$3.76-$18.00	(168,648)	18.11	(134,362)	24.90
Outstanding at end of year	2,533,947	$11.82	$0.58-$34.23	1,988,400	$12.63	1,810,656	$14.23
Exercisable at end of year	1,442,791	$13.73	$0.58-$34.23	1,408,782	$14.46	773,853	$12.45

As of December 31, 2010 outstanding and exercisable options had no intrinsic value, in the aggregate. The intrinsic value of outstanding options approximates the intrinsic value of options expected to vest.

	Outstanding as of December 31, 2010			Exercisable as of December 31, 2010
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	193,642	1.2	$0.73	193,642	1.2	$0.73
$2.40 - $3.99	14,038	1.4	$2.84	14,038	1.4	$2.84
$4.00 - $7.99	322,299	5.0	$4.98	140,749	4.0	$4.37
$8.00-$10.33	815,797	6.0	$9.65	169,426	5.2	$9.65
$10.34 - $14.09	576,552	4.5	$11.55	316,223	3.4	$12.01
$14.10 - $17.99	1,875	2.0	$14.10	1,875	2.0	$14.10
$18.00 - $23.53	420,348	2.8	$18.05	417,440	2.8	$18.05
$23.54	15,547	3.0	$23.54	15,547	3.0	$23.54
$23.55 - $36.00	173,849	2.8	$32.54	173,851	2.8	$32.54
	2,533,947	4.4	$11.82	1,442,791	3.1	$13.73

Of the stock options outstanding as of December 31, 2010, 2,482,206 options were held by employees and 51,741 options were held by members or former members of the Board of Directors. During the year ended December 31, 2010, proceeds received from the exercise of 137,756 options were $239. The intrinsic value of options exercised during December 31, 2010 was approximately $1,014.

For options with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, utilizing the following assumptions (weighted averages based on grants during the period):

	2010	2009	2008
Risk-free interest rate	2.03%	1.91%	2.61%
Expected term of options, in years	4.6	4.6	4.5
Expected annual volatility	70%	70%	70%
Expected dividend yield	0%	0%	0%

Index to Form 10-K

The weighted average grant date fair value for option grants awarded during the year was $5.50, $3.66 and $7.23 for the years ended December 31, 2010, 2009 and 2008, respectively. Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable public companies. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. Because it does not have a sufficient history to estimate the expected term, the Company uses the simplified method for estimating expected term. The simplified method is based on vesting-tranches and the contractual life of each grant. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

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

A summary of the Company’s restricted stock award activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested at beginning of year	496,589	$9.28	548,511	$10.80	96,022	$24.04
Granted	285,505	9.78	164,505	7.17	570,193	9.87
Vested	(83,516)	13.89	(146,201)	12.01	(46,673)	20.93
Cancelled	-	NA	-	NA	-	NA
Forfeited	(140,802)	9.03	(70,226)	10.04	(71,031)	15.34
Unvested at end of year	557,776	$8.91	496,589	$9.28	548,511	$10.80

During the year ended December 31, 2010, the Company granted 285,505 restricted stock awards.  Of these awards, 6,833 shares were granted with performance conditions based on achieving an EBITDA target for the year ended December 31, 2010, with the remaining awards granted with service conditions.  During the year ended December 31, 2009, the Company granted 164,505 restricted stock awards.  Of these awards, 8,667 shares were granted with performance conditions based on achieving an EBITDA target for the year ended December 31, 2009, with the remaining awards granted with service conditions.  During the year ended December 31, 2008, the Company granted 570,193 restricted stock awards. Of these awards, 525,000 shares were granted with service and market conditions. For awards with market conditions, the Company utilized a lattice model to estimate the award fair value and the derived service period.

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

For awards with service conditions, including graded vesting if such award is granted to an employee, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for the entire award.  For awards with performance conditions, the Company recognizes stock-based compensation expense over the performance period based on assessed probability of performance achievement.  For awards with market conditions, the Company recognizes stock-based compensation over the derived service period.  The weighted average period in which the Company expects to recognize the compensation expense for unvested awards is 1.9 years.  The remaining amount of $8,038 to be recognized as compensation expense for unvested awards as of December 31, 2010 is presented below.

Index to Form 10-K

Year Ended December 31,
2011	$3,472
2012	2,473
2013	1,702
2014	391
2015	-
Thereafter	-

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

15.	Segment Information

As of December 31, 2010, the Company had two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment. The Residential Business segment sells intelligent energy management networks to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include intelligent hardware, our IntelliSOURCE software (formerly known as Apollo) and services, such as installation, marketing and program management.  If the customer elects to own the intelligent energy management network, the Company refers to the program as a turnkey program.  If the Company provides a fully-outsourced pay-for-performance agreement providing capacity or energy, where it typically owns the intelligent energy management network, the Company refers to the program as a Virtual Peaking Capacity, or VPC, program.  The VPC programs are pay-for-performance in that the Company is only paid for capacity that it provides as determined by a measurement and verification process with its customers.  The C&I Business segment provides intelligent energy management solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of megawatts for these C&I consumers in open markets and VPC programs as well as through the completion of energy efficiency projects.

Management has three primary measures of segment performance: revenue, gross profit and operating income. Substantially all of our revenues are generated with domestic customers. For VPC programs in the Residential Business segment, cost of revenue is based on operating costs of the demand response networks, primarily telecommunications costs related to the network and depreciation of the assets capitalized in building the demand response network. For turnkey programs and other sales, product and service cost of revenue includes materials, labor and overhead.  In the C&I Business segment, cost of revenue includes participant payments for the VPC and open market programs as well as materials, labor and overhead for the energy efficiency programs.  Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities. All inter-operating segment revenues were eliminated in consolidation.

In prior periods, the Company reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. For the year ended December 31, 2010, the Utility Products & Services segment is presented as part of the Residential Business segment. The results of our energy efficiency programs were previously reported in the Residential Business segment. For the year ended December 31, 2010, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, the results of operations have been reclassified for the years ended December 31, 2009 and 2008 to conform to the presentation for the year ended December 31, 2010.

The following tables show operating results for each of the Company’s operating segments:

Index to Form 10-K

	December 31, 2010
			Corporate
	Residential	C&I	Unallocated
	Business	Business	Costs	Total
Revenue
Product	$23,152	$-	$-	$23,152
Service	44,453	51,784	-	96,237
Total revenue	67,605	51,784	-	119,389
Cost of revenue
Product	17,662	-	-	17,662
Service	22,056	34,820	-	56,876
Total cost of revenue	39,718	34,820	-	74,538
Gross profit	27,887	16,964	-	44,851
Operating expenses
General and administrative expenses	16,843	4,842	17,677	39,362
Marketing and selling expenses	6,831	7,659	3,541	18,031
Research and development expenses	6,279	-	-	6,279
Amortization of intangible assets	-	2,128	16	2,144
Impairment charges	-	9,871	-	9,871
Operating loss	(2,066)	(7,536)	(21,234)	(30,836)
Other/interest expense (income), net	(12)	(5)	871	854
Loss before income taxes	$(2,054)	$(7,531)	$(22,105)	$(31,690)

	December 31, 2009
			Corporate
	Residential	C&I	Unallocated
	Business	Business	Costs	Total
Revenue
Product	$20,732	$-	$-	$20,732
Service	39,764	38,348	-	78,112
Total revenue	60,496	38,348	-	98,844
Cost of revenue
Product	12,912	-	-	12,912
Service	25,569	27,167	-	52,736
Total cost of revenue	38,481	27,167	-	65,648
Gross profit	22,015	11,181	-	33,196
Operating expenses
General and administrative expenses	13,274	5,894	18,613	37,781
Marketing and selling expenses	8,874	5,966	2,897	17,737
Research and development expenses	4,878	-	-	4,878
Amortization of intangible assets	-	2,191	18	2,209
Operating loss	(5,011)	(2,870)	(21,528)	(29,409)
Other/interest expense (income), net	1,657	(7)	388	2,038
Loss before income taxes	$(6,668)	$(2,863)	$(21,916)	$(31,447)

Index to Form 10-K

	December 31, 2008
			Corporate
	Residential	C&I	Unallocated
	Business	Business	Costs	Total
Revenue
Product	$17,890	$-	$-	$17,890
Service	27,151	32,197	-	59,348
Total revenue	45,041	32,197	-	77,238
Cost of revenue
Product	11,087	-	-	11,087
Service	9,035	23,213	-	32,248
Total cost of revenue	20,122	23,213	-	43,335
Gross profit	24,919	8,984	-	33,903
Operating expenses
General and administrative expenses	16,234	6,428	11,801	34,463
Marketing and selling expenses	7,929	5,005	2,804	15,738
Research and development expenses	1,137	-	-	1,137
Amortization of intangible assets	-	2,421	18	2,439
Impairment charges	-	75,432	-	75,432
Operating loss	(381)	(80,302)	(14,623)	(95,306)
Other/interest expense (income), net	811	(36)	(1,074)	(299)
Loss before income taxes	$(1,192)	$(80,266)	$(13,549)	$(95,007)

16.           Related Party Transactions

During the year ended December 31, 2009, Comverge and Tangent Energy Solutions, a privately-held company, have a non-exclusive referral agreement whereby the Company would provide demand response services to Tangent and its customers.  Mr. Scott Ungerer, a director of the Company also serves on the board of directors of Tangent Energy Solutions and is the managing director of EnerTech Capital Funds, a beneficial owner of Comverge common stock.  EnerTech currently is a majority owner of Tangent Energy Solutions.  No services were provided and no payments were made under the agreement during the years ended December 31, 2010 and 2009.

17.           Quarterly Financial Information (Unaudited)

The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2010 and 2009. In our opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

Index to Form 10-K

	Quarter ended in 2010
	March 31	June 30	September 30	December 31
Revenue
Product	$5,461	$5,294	$5,798	$6,599
Service	7,920	11,753	45,937	30,627
Total revenue	13,381	17,047	51,735	37,226
Cost of revenue
Product	3,624	4,382	4,588	5,068
Service	5,042	7,308	30,928	13,598
Total cost of revenue	8,666	11,690	35,516	18,666
Gross profit	4,715	5,357	16,219	18,560
Operating expenses
General and administrative expenses	8,098	9,214	10,496	11,554
Marketing and selling expenses	4,778	4,066	4,634	4,553
Research and development expenses	1,365	1,543	1,664	1,707
Amortization of intangible assets	536	536	536	536
Impairment charges	-	-	-	9,871
Operating loss	(10,062)	(10,002)	(1,111)	(9,661)
Interest and other expense, net	62	291	214	287
Loss before income taxes	(10,124)	(10,293)	(1,325)	(9,948)
Provision (benefit) for income taxes	60	55	55	(509)
Net loss	$(10,184)	(10,348)	(1,380)	(9,439)

Net loss per share (basic and diluted)	$(0.41)	(0.42)	(0.06)	$(0.38)

Net loss for the fourth quarter of 2010 included non-recurring impairment charges of $9,260, net of tax benefit.  Refer to note 7 for further discussion.

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

Index to Form 10-K

Net loss for the fourth quarter of 2009 included non-recurring expenses of $3,459, consisting of $2,705 for the acceleration of the vesting of 192,053 service-based stock options with exercise prices equal to or greater than $14.10 for certain of its employees and $754 of interest expense for the write-off of the remaining unamortized debt issuance costs related to the GECC debt.

Index to Form 10-K

Schedule II
Valuation and Qualifying Accounts

	Balance at	Additions	Additions		Balance at
	Beginning	Charged to Costs	Charged to		End of
Description	of Period	and Expenses	Other Accounts	Deductions	Period
Deducted from asset accounts
Year ended December 31, 2008
Allowance for doubtful accounts	$324	$213	$-	$(43)	$494
Allowance for inventory obsolescence	149	65	-	(16)	198
Valuation allowance on net deferred tax assets	21,487	-	10,377	-	31,864
Total	$21,960	$278	$10,377	$(59)	$32,556

Deducted from asset accounts
Year ended December 31, 2009
Allowance for doubtful accounts	$494	$66	$-	$(191)	$369
Allowance for inventory obsolescence	198	(10)	-	-	188
Valuation allowance on net deferred tax assets	31,864	-	11,551	-	43,415
Total	$32,556	$56	$11,551	$(191)	$43,972

Deducted from asset accounts
Year ended December 31, 2010
Allowance for doubtful accounts	$369	$210	$1,142	$-	$1,721
Allowance for inventory obsolescence	188	316	-	(38)	466
Valuation allowance on net deferred tax assets	43,415	-	10,111	-	53,526
Total	$43,972	$526	$11,253	$(38)	$55,713

Index to Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by  PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Index to Form 10-K

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of Part I, Item 1 of this Annual Report on Form 10-K. Except for the information set forth in “Executive Officers of the Registrant” at the end of Part I, Item 1, the information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Comverge’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Index to Form 10-K

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

Index to Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2011.

Comverge Inc.

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

Signature	Title	Date

/s/R. Blake Young
R. Blake Young	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2011

/s/Michael D. Picchi
Michael D. Picchi	Director, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2011

/s/John A. Waterworth
John A. Waterworth	Vice President and Corporate Controller (Principal Accounting Officer)	March 9, 2011

/s/Nora Mead Brownell
Nora Mead Brownell	Director	March 9, 2011

/s/Alec G. Dreyer
Alec G. Dreyer	Chairman of the Board	March 9, 2011

/s/A. Laurence Jones
A. Laurence Jones	Director	March 9, 2011

/s/John T. McCarter
John T. McCarter	Director	March 9, 2011

/s/John S. Rego
John S. Rego	Director	March 9, 2011

/s/Joseph M. O'Donnell
Joseph M. O’Donnell	Director	March 9, 2011

/s/Scott B. Ungerer
Scott B. Ungerer	Director	March 9, 2011

Index to Form 10-K

		EXHIBITS	Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	File Date

2.1		Agreement and Plan of Merger by and among the Company, Comverge Eagle Inc., Enerwise Global Technologies, Inc. and Stockholder Representatives referenced therein, dated June 27, 2007	Current Report on Form 8-K (File No. 001-33399)	June 28, 2007

2.2		Equity Purchase Agreement by and among Comverge, Inc., Comverge Giants, Inc., and Keith and Lori Hartman, dated September 29, 2007	Current Report on Form 8-K (File No. 001-33399)	October 4, 2007

3.1		Fifth Amended & Restated Certificate of Incorporation of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007

3.2		Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007

3.3		Amendment No. 1 to Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	January 4, 2008

4.1		Specimen Common Stock Certificate	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

4.2		Third Amended and Restated Investors’ Rights Agreement, dated February 14, 2006, among the Company and the signatories thereto	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

4.3		Form of Indenture	Registration Statement on Form S-3 (File No. 333-161400)	August 17, 2009

10.1	†
Advanced Energy Management Agreement, dated September 16, 1996, between Gulf Power Company, Inc. and the Company (as assignee), including Amendment No. 1, dated September 20, 1996, Amendment No. 2, dated September 3, 1998, Amendment No. 3, dated August 19, 1999, Amendment No. 4, dated July 1, 2003, Amendment No. 5, dated March 15, 2004, Amendment No. 6, dated July 15, 2004 and Amendment No. 7, dated January 1, 2006
			Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.2	†	Contract between the Company and PacifiCorp dated March 26, 2003, including Change Order Nos. 1, 2 and 3	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date

10.3	†
Demand Response Capacity Agreement between the Company and San Diego Gas & Electric Company, dated October 6, 2003, including First Amendment, dated November 16, 2004 and Application Service Provider Agreement, dated June 15, 2005
			Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.4		Second Amendment to Demand Response Capacity Delivery Agreement between the Company and San Diego Gas & Electric Company, effective January 19, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

10.5	†	Restated Communicating Thermostat Co-Development and Supply Agreement between the Company and White-Rodgers Division of Emerson Electric Co., effective March 8, 2004.	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.6	&	Form of Stock Option Agreement under the Company’s 2000 Stock Option Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.7	&	Form of Notice of Stock Option Grant under the Company’s 2000 Stock Option Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006
10.8	&	Form of Stock Issuance Agreement	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.9	&	Form of Non-qualified Stock Option Agreement under the Company’s 2006 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.10	&	Form of Restricted Stock Grant Agreement under the Company’s 2006 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.11		Form of Indemnification Agreement	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.12
Loan and Security Agreement by and among the Company, Enerwise Global Technologies, Inc., Comverge Giants, Inc., Public Energy Solutions, LLC, Public Energy Solutions NY, LLC and Clean Power Markets, Inc. and Silicon Valley Bank, dated November 6, 2008
			Current Report on Form 8-K (File No. 001-33399)	November 12, 2008

10.13
Second Amendment to Loan and Security Agreement by and among the Company, Enerwise Global Technologies, Inc., Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY LLC, Alternative Energy Resources, Inc. and Clean Power Markets, Inc. and Silicon Valley Bank, dated February 5, 2010
			Current Report on Form 8-K (File No. 001-33399)	February 12, 2010

10.14		Fourth Amendment to Loan and Security Agreement by and among the Company and its wholly-owned subsidiaries and Silicon Valley Bank, dated November 23, 2010	Current Report on Form 8-K (File No. 001-33399)	November 29, 2010

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date

10.15	†	Supply Agreement by and between the Company and Telco Solutions III, LLC, effective September 27, 2004	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.16	†	Demand Response Capacity Delivery Agreement between the Company and Public Service Company of New Mexico, dated January 31, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	April 5, 2007

10.17	†	Demand Response Purchase Agreement between the Company and Pacific Gas and Electric Company, dated February 25, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	March 5, 2007

10.18	†	Demand Response Resource Purchase Agreement between Southern California Edison and the Company’s subsidiary, Alternative Energy Resources, Inc., dated October 16, 2007	Current Report on Form 8-K (File No. 001-33399)	October 22,2007

10.19	&	Amended and Restated Comverge, Inc. 2006 Long Term Incentive Plan, effective March 24, 2008	Definitive 14A Proxy Statement (File No. 001-33399)	April 7, 2008
10.20		Amended and Restated Registration Rights Agreement between the Company and certain Stockholders, dated October 16, 2007	Registration Statement on Form S-1 (File No. 333-146837)	October 22, 2007

10.21	†	Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-subsidiary of Comverge, dated February 6, 2008	Quarterly Report on Form 10-Q (File No. 001-33399)	May 13, 2008

10.22	†	Amendment to Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-subsidiary of the Company, dated October 30, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.23	†
Commercial and Industrial Load Management Agreement by and between Arizona Public Service Company and Alternative Energy Resources, Inc., a wholly-owned subsidiary of the Company, dated September 12, 2008
			Quarterly Report on Form 10-Q (File No. 001-33399)	November 12, 2008

10.24	†	Direct Load Control Solution Agreement by and between PEPCO Holdings, Inc. and the Company, dated January 21, 2009	Annual Report on Form 10-K/A (File No. 001-33399)	November 10, 2009

10.25	&	Retirement Agreement by and between Robert M. Chiste and the Company, dated July 17, 2009	Quarterly Report on Form 10-Q (File No. 001-33399)	August 6, 2009

10.26	&	Consulting Agreement by and between Robert M. Chiste and the Company, dated July 17, 2009	Quarterly Report on Form 10-Q (File No. 001-33399)	August 6, 2009

10.27	&	Form of Retention Bonus	Quarterly Report on Form 10-Q (File No. 001-33399)	August 6, 2009

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date

10.28	&	Executive Employment Agreement, Michael Picchi, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.29	&	First Amendment to Executive Employment Agreement, Michael Picchi, effective September 1, 2010.	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

10.30	&	Executive Employment Agreement, Edward Myszka, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.31	&	First Amendment to Executive Employment Agreement, Edward Myszka, effective September 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

10.32	&	Executive Employment Agreement, Matthew Smith, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.33	&	First Amendment to Executive Employment Agreement, Matthew Smith, effective September 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

10.34	&	Executive Employment Agreement, Arthur Vos, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.35	&	First Amendment to Executive Employment Agreement, Arthur Vos, effective September 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

10.36	&	Executive Employment Agreement, R. Blake Young, dated February 18, 2010	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.37	&	Executive Employment Agreement, Christopher Camino, dated June 14, 2010, including First Amendment, dated May 24, 2010 and Second Amendment, dated June 10, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.38	&	Executive Employment Agreement, Steven Moffitt, dated July 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.39	&	Executive Employment Agreement, Frank A. Magnotti, dated September 30, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.40	&	Separation Agreement and General Release, Frank A. Magnotti, dated December 17, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.41	&	Consulting Agreement, Frank A. Magnotti, dated December 17, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	Date

10.42	†	Joint Venture Master Agreement by and between the Company and Projects International, Inc., dated June 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.43		Trademark License Agreement by and between the Company and Projects International, Inc., dated June 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.44		Warrant Agreement by and between the Company and Projects International, Inc., dated June 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.45	† *	Amendment No. 6 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective October 14, 2010

10.46	† *
Amendment No. 2 to Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-owned subsidiary of the Company, dated November 22, 2010

10.47	† *	Loan and Security Agreement by and among the Company, its subsidiaries and Partners for Growth II, LP, dated November 5, 2010

21.1	*	List of subsidiaries of the Company

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K)

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
______________________________________________

&	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.