Form 10-Q/A
period 2010-09-30
COMVERGE, INC.
filed 2011-04-22
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________

FORM 10-Q/A
(Amendment No. 2)
________________

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-33399

________________________________

Comverge, Inc.
(Exact name of Registrant as specified in its charter)
___________________________________

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

There were 25,291,073 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on April 18, 2011.

Comverge, Inc.

Index to Form 10-Q/A

Page
Explanatory Note	3

Part II - Other Information

Item 6. Exhibits	4

Signatures	5

Exhibit Index

EXPLANATORY NOTE

This Amendment No. 2 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of Comverge, Inc. (the “Company”) for the period ended September 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on November 8, 2010 (“Form 10-Q”). No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 through 10.6 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1. Except for the changes to Exhibits 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

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

Comverge, Inc. (Registrant)

April 22, 2011	By:	/s/ R. Blake Young
(Date)		R. Blake Young
President and Chief Executive Officer (Principal Executive Officer)

April 22, 2011	By:	/s/ Michael D. Picchi
(Date)		Michael D. Picchi
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1†	Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective April 15, 2009

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