Form 10-Q
period 2011-03-31
COMVERGE, INC.
filed 2011-05-05
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

There were 25,321,696 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on April 28, 2011.

Comverge, Inc.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$26,742	$7,800
Restricted cash	124	1,736
Marketable securities	-	27,792
Billed accounts receivable, net	14,439	14,433
Unbilled accounts receivable	8,529	17,992
Inventory, net	11,022	9,181
Deferred costs	2,764	1,712
Other current assets	2,110	2,056
Total current assets	65,730	82,702

Restricted cash	4,427	3,733
Property and equipment, net	23,332	22,480
Intangible assets, net	3,727	3,816
Goodwill	499	499
Other assets	345	927
Total assets	$98,060	$114,157
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$8,693	$8,455
Accrued expenses	10,035	17,375
Deferred revenue	8,582	5,821
Current portion of long-term debt	3,000	3,000
Other current liabilities	5,799	7,962
Total current liabilities	36,109	42,613
Long-term liabilities
Deferred revenue	1,669	1,662
Long-term debt	21,000	21,750
Other liabilities	1,831	2,074
Total long-term liabilities	24,500	25,486

Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 25,322,816 and outstanding 25,291,073, shares as of
March 31, 2011 and issued 25,355,223 and outstanding 25,329,118
shares as of December 31, 2010	25	25
Additional paid-in capital	263,449	262,226
Common stock held in treasury, at cost, 31,743 and 26,105 shares as of
March 31, 2011 and December 31, 2010, respectively	(290)	(257)
Accumulated deficit	(225,733)	(215,947)
Accumulated other comprehensive income	-	11
Total shareholders' equity	37,451	46,058
Total liabilities and shareholders' equity	$98,060	$114,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue
Product	$4,691	$5,461
Service	13,934	7,920
Total revenue	18,625	13,381
Cost of revenue
Product	3,462	3,624
Service	7,396	5,042
Total cost of revenue	10,858	8,666
Gross profit	7,767	4,715
Operating expenses
General and administrative expenses	10,234	8,098
Marketing and selling expenses	5,089	4,778
Research and development expenses	1,049	1,365
Amortization of intangible assets	237	536
Operating loss	(8,842)	(10,062)
Interest and other expense, net	929	62
Loss before income taxes	(9,771)	(10,124)
Provision for income taxes	15	60
Net loss	$(9,786)	$(10,184)

Net loss per share (basic and diluted)	$(0.39)	$(0.41)

Weighted average shares used in computation	24,790,385	24,577,453

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(9,786)	$(10,184)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	529	282
Amortization of intangible assets	410	704
Stock-based compensation	1,136	482
Other	537	230
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable, net	9,547	1,960
Inventory, net	(1,457)	(275)
Deferred costs and other assets	(234)	(515)
Accounts payable	238	(690)
Accrued expenses and other liabilities	(9,539)	(5,266)
Deferred revenue	2,768	4,847
Net cash used in operating activities	(5,851)	(8,425)

Cash flows from investing activities
Changes in restricted cash	918	1,534
Purchases of marketable securities	-	(9,110)
Maturities/sales of marketable securities	27,724	8,350
Purchases of property and equipment	(3,153)	(1,765)
Net cash provided by (used in) investing activities	25,489	(991)

Cash flows from financing activities
Repayment of debt facility	(750)	(750)
Other	54	(291)
Net cash used in financing activities	(696)	(1,041)

Net change in cash and cash equivalents	18,942	(10,457)
Cash and cash equivalents at beginning of period	7,800	16,069
Cash and cash equivalents at end of period	$26,742	$5,612

Cash paid for interest	$257	$161
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(222)	$(231)

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2011 and the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2010 on Form 10-K filed on March 9, 2011.

The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

Revenue Recognition - Residential Business

The Company sells intelligent energy management solutions directly to utilities for use and deployment by the utility. The Company recognizes revenue for such sales when delivery has occurred or services have been rendered and the following criteria have been met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collection is probable.

Index to Form 10-Q

The Company has certain contracts which are multiple element arrangements and provide for several deliverables to the customer that may include hardware, software and services, such as installation of the hardware, marketing, program management and hosting. The Company evaluates each deliverable to determine whether it represents a separate unit of accounting.   A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements.  The separate deliverables in these arrangements meet the separation criteria.  The contract consideration for these multiple element arrangements is allocated to the units of accounting based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy of Vendor Specific Objective Evidence (VSOE), Third Party Evidence (TPE) or Estimated Selling Price (ESP).  VSOE of fair value is based on the price charged when the element is sold separately.  TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. ESP is established considering multiple factors including, but not limited to list price, gross margin analysis and internal costs.  Allocation of the consideration is determined at arrangement inception on the basis of each unit’s relative selling price.  Once an allocated fair value is established for each unit of accounting, the contract deliverables are scoped into the appropriate accounting guidance for revenue recognition.

The Company enters into long-term contracts with utilities in which the Company typically owns the underlying intelligent energy management network and provides its customer with electric capacity during the peak season. The Company defers revenue and the associated cost of revenue related to these Virtual Peaking Capacity, or VPC, contracts until such time as the annual contract payment is fixed or determinable. The Company invoices VPC customers on a monthly or quarterly basis throughout the contract year. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter.  Once a utility’s customer, or program participant, enrolls in one of the Company’s VPC programs, the Company installs hardware at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated as cost of revenue over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  The Company also records telecommunications costs related to the network as cost of revenue.  The cost of revenue is recognized contemporaneously with revenue.

The current deferred revenue and deferred cost of revenue as of March 31, 2011 and December 31, 2010 are provided below:

	March 31,	December 31,
	2011	2010
Deferred revenue:
VPC contract related	$4,901	$2,502
Other	3,681	3,319
Current deferred revenue	$8,582	$5,821

Deferred cost of revenue:
VPC contract related	$2,026	$1,041
Other	738	671
Current deferred cost of revenue	$2,764	$1,712

Index to Form 10-Q

Revenue Recognition - Commercial & Industrial Business

The Company enters into agreements to provide demand response services. The demand response programs require the Company to provide electric capacity through demand reduction when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on the Company’s ability to deliver capacity. In order to provide capacity, the Company manages a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a customer initiated demand response test.  The Company recognizes revenue and associated cost of revenue in its demand response services at such time as the capacity amount is fixed or determinable.

The Company records revenue from capacity programs with independent system operators. The capacity year for its primary capacity program spans from June 1st to May 31st annually. For participation, the Company receives cash payments on a monthly basis in the capacity year. Participation in the capacity program requires the Company to respond to requests from the system operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. The annual payments for a capacity year are recognized during each month of the performance period, once the revenue is fixed or determinable.

The Company enters into agreements to provide base load capacity. Energy efficiency revenues are earned based on the Company’s ability to achieve committed capacity through base load reduction. In order to provide capacity, the Company delivers and installs energy efficiency management solutions. The base load capacity contracts require the Company to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. The Company defers revenue and associated cost of revenue until such time as the capacity amount, and therefore the related revenue, is fixed or determinable. Once the capacity amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts contain multiple deliverables, or elements, which require the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria.

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

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2011	2010

Net loss	$(9,786)	$(10,184)
Unrealized loss on marketable securities	-	(9)
Comprehensive loss	$(9,786)	$(10,193)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers, such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers.  During the three months ended March 31, 2011, the Company had two customers which accounted for 24% and 17% of the Company’s revenue. The total billed and unbilled accounts receivable from these customers was $6,977, in the aggregate, as of March 31, 2011. During the three months ended March 31, 2010, the Company had one customer which accounted for 17% of the Company’s revenue.  No other customer accounted for more than 10% of the Company’s total revenue during the three months ended March 31, 2011 and 2010.

The Company is subject to concentrations of credit risk from its cash and cash equivalents and short term investments. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable to be based on the relative selling price. Concurrently with issuing ASU 2009-13, the FASB also issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (ASU 2009-14). ASU 2009-14 excludes software that is contained on a tangible product from the scope of software revenue guidance if the software component and the non-software component function together to deliver the tangible products’ essential functionality.  The Company adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010.  The adoption of these amendments did not have a material effect on the Company’s financial statements.

Index to Form 10-Q

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the three months ended March 31, 2011 and 2010, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	Three Months Ended March 31,
	2011	2010
Subordinated debt convertible to common stock	1,594,048	-
Unvested restricted stock awards	450,042	556,097
Outstanding options	2,852,912	2,539,865
Total	4,897,002	3,095,962

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as well as the balance sheet classification as of March 31, 2011 and December 31, 2010 is presented below.

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$20,062	$-	$-	$20,062	$20,062	$-	$-
Commercial paper	2,249	-	-	2,249	2,249	-	-
Total marketable securities	22,311	-	-	22,311	22,311	-	-
Cash in operating accounts	8,982	-	-	8,982	4,431	4,551	-
Total	$31,293	$-	$-	$31,293	$26,742	$4,551	$-

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$1,657	$-	$-	$1,657	$1,657	$-	$-
Commercial paper	9,395	-	-	9,395	3,598	-	5,797
Corporate debentures/bonds	23,982	24	(13)	23,993	1,998	-	21,995
Total marketable securities	35,034	24	(13)	35,045	7,253	-	27,792
Cash in operating accounts	6,016	-	-	6,016	547	5,469	-
Total	$41,050	$24	$(13)	$41,061	$7,800	$5,469	$27,792

Realized gains and losses to date have not been material. Interest income for the three months ended March 31, 2011 and 2010 was $98 and $261, respectively.

Index to Form 10-Q

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

The table below presents marketable securities, grouped by fair value levels, as of March 31, 2011 and December 31, 2010.

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Money market funds	$20,062	$20,062	$-	$-
Commercial paper	2,249	-	2,249	-
Total	$22,311	$20,062	$2,249	$-

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	$1,657	$1,657	$-	$-
Commercial paper	9,395	-	9,395	-
Corporate debentures/bonds	23,993	-	23,993	-
Total	$35,045	$1,657	$33,388	$-

Index to Form 10-Q

5.	Long-Term Debt

The Company entered into Modification No. 1 of the subordinated convertible loan agreement with Partners for Growth III, L.P., or PFG, effective March 31, 2011.  The original agreement, dated November 5, 2010, sets forth quarterly revenue targets to be maintained by the Company on a consolidated basis.  The modification revised these revenue targets for fiscal year 2011.   If the revenue targets are not maintained, the lender has the right, but not the obligation, to begin requiring repayments of the loan balance over the remaining term of the loan.  Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve months after the lender’s election.  Any failure by the Company to maintain such minimum revenues does not, by itself, constitute an event of default.  The modification of the subordinated convertible loan agreement also revised the price at which the note may be converted into the Company’s common stock to $5.46 per share of common stock.  As a result of the modification, the Company recognized a charge of $523 in interest expense to write off the debt issuance costs related to the original agreement.

Long-term debt as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010
Security and loan agreement with a U.S. bank, collateralized by all assets of
Comverge, Inc. and its subsidiaries, maturing in December 2013, interest payable
at a variable rate (3.26% at March 31, 2011 and December 31, 2010)	$9,000	$9,750
Subordinated convertible loan agreement with Partners for Growth, secured by all assets of Comverge, Inc. and its subsidiaries, maturing in November 2015,
interest payable at a variable rate (5.75% at March 31, 2011 and December 31 2010)	15,000	15,000
Total debt	24,000	24,750
Less: Current portion of long-term debt	(3,000)	(3,000)
Total long-term debt	$21,000	$21,750

6.	Legal Proceedings

The Company assesses the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.  A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue.  In accordance with applicable accounting guidance, a liability is recorded when the Company determines that a loss is probable and the amount can be reasonably estimated.  Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate. As of March 31, 2011, there were no material contingencies requiring accrual.

On October 12, 2010, a civil action complaint was filed against the Company in the United States District Court for the Western District of Kentucky (Case No. 3:10-CV-00638) by Louisville Gas & Electric Company and Kentucky Utilities Company (“Plaintiffs”).  The Plaintiffs have alleged a breach of warranty claim relating to certain thermostats manufactured by White-Rodgers that they claim are defective.  The relief sought by Plaintiffs includes an unspecified amount of damages, pre and post judgment interest and costs.  The Company intends to defend this claim vigorously.

On November 22, 2010, a civil action complaint was filed against the Company in the United States District Court for the Eastern District of Kentucky (Case No. 5:10-CV-00398) by East Kentucky Power Cooperative, Inc. (“EKPC”).  EKPC alleged a breach of warranty claim relating to certain thermostats manufactured by White-Rodgers that it claims are defective.  The relief sought by EKPC includes an unspecified amount of damages, pre and post judgment interest and costs.  The Company intends to defend this claim vigorously.

At this time, the Company’s management cannot estimate with reasonable certainty the ultimate disposition of the above lawsuits and there can be no assurance that the Company will not sustain material liability as a result of or related to these lawsuits.

Index to Form 10-Q

In December 2010, NV Energy initiated a claim against the Company with the American Arbitration Association for a contract dispute arising out of the Company's delivered demand response program and in relation to the White-Rodgers thermostat in Nevada.  NV Energy also filed a lawsuit in the U.S. District Court of Nevada (2:10-cv-02094-GMN-RJJ) against the Company seeking a declaration that NV Energy did not violate a Non-Disclosure Agreement with the Company by disclosing confidential and/or trade secret information in connection with the Company’s work on NV Energy’s Advanced Service Delivery (ASD) project.  NV Energy further contends that it does not owe the Company for service performed on the ASD project.  The Company has counter-sued in the proceedings to recover damages stemming from NV Energy's tortious conduct breach of contract, conversion, and misappropriation of trade secrets, among other claims, and will vigorously defend and pursue its claims in the actions and countersuits.  At this time, the Company cannot predict with reasonable certainty the ultimate disposition of these matters and there can be no assurance that the Company will not sustain material liability as a result of such matters.

7.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s stockholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Stock-based incentive awards expire between five and seven years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of March 31, 2011, 1,620,465 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three months ended March 31, 2011 and 2010 was $1,136 and $482, respectively.

A summary of the Company’s stock option activity for the three months ended March 31, 2011 is presented below:

	March 31, 2011
		Weighted
	Number of	Average
	Options	Exercise	Range of
	(in Shares)	Price	Exercise Prices
Outstanding at beginning of period	2,533,947	$11.82	$0.58-$34.23
Granted	394,423	5.59	$5.55-$6.20
Exercised	(47,881)	1.82	$0.58-$4.30
Cancelled	(8,776)	19.47	$4.30-$32.96
Forfeited	(18,801)	8.33	$3.76-$13.90
Outstanding at end of period	2,852,912	$11.13	$0.58-$34.23
Exercisable at end of period	1,479,792	$13.82	$0.58-$34.23

Index to Form 10-Q

	Outstanding as of March 31, 2011			Exercisable as of March 31, 2011
			Weighted			Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Remaining	Exercise
	Number	Contractual	Price per	Number	Contractual	Price per
Exercise Prices	Outstanding	Life	Share	Exercisable	Life	Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	160,952	1.1	$0.73	160,952	1.1	$0.73
$2.40 - $3.99	12,474	1.3	2.87	12,474	1.3	2.87
$4.00 - $7.99	689,344	6.0	5.31	141,418	4.2	4.43
$8.00-$10.33	810,861	5.7	9.65	221,962	5.2	9.68
$10.34 - $14.09	572,586	4.2	11.53	337,885	3.2	11.95
$14.10 - $17.99	1,875	1.4	14.10	1,875	1.4	14.10
$18.00 - $23.53	418,422	2.5	18.05	416,828	2.5	18.05
$23.54	15,547	2.8	23.54	15,547	2.8	23.54
$23.55 - $36.00	170,851	2.5	32.56	170,851	2.5	32.56
	2,852,912	4.5	$11.13	1,479,792	3.1	$13.82

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

	Three Months Ended March 31,
	2011	2010
Risk-free interest rate	2.19%	2.12%
Expected term of options, in years	4.5	4.6
Expected annual volatility	70%	70%
Expected dividend yield	0%	0%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 and 2010 was $3.20 and $5.84, respectively.

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2011 is presented below:

	March 31, 2011
		Weighted
		Average
		Grant Date
	Number of	Fair Value
	Shares	Per Share
Unvested at beginning of year	557,776	$8.91
Granted	74,537	5.55
Vested	(27,446)	13.70
Forfeited	(154,825)	8.68
Unvested at end of year	450,042	$8.14

Index to Form 10-Q

8.	Segment Information

As of March 31, 2011, the Company had two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment. The Residential Business segment sells intelligent energy management networks to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include intelligent hardware, our IntelliSOURCE software and services, such as installation, customer acquisition marketing and program management.  If the customer elects to own the intelligent energy management network, the Company refers to the program as a turnkey program.  If the Company enters into a fully-outsourced pay-for-performance agreement providing capacity or energy, in which it typically owns the intelligent energy management network, the Company refers to the program as a VPC program.  The VPC programs are pay-for-performance in that the Company is only paid for capacity that it provides as determined by a measurement and verification process with its customers.  The C&I Business segment provides intelligent energy management solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of C&I megawatts in open markets and VPC programs as well as through the completion of energy efficiency projects.

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

For the three months ended March 31, 2010, the Company previously reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. For the three months ended March 31, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment. The results of our energy efficiency programs were previously reported in the Residential Business segment. For the three months ended March 31, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, the results of operations have been reclassified for the three months ended March 31, 2010 to conform to the presentation for the three months ended March 31, 2011.

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended March 31, 2011
			Corporate
	Residential	C&I	Unallocated
	Business	Business	Costs	Total
Revenue
Product	$4,691	$-	$-	$4,691
Service	10,567	3,367	-	13,934
Total revenue	15,258	3,367	-	18,625
Cost of revenue
Product	3,462	-	-	3,462
Service	4,981	2,415	-	7,396
Total cost of revenue	8,443	2,415	-	10,858
Gross profit	6,815	952	-	7,767
Operating expenses
General and administrative expenses	3,647	990	5,597	10,234
Marketing and selling expenses	1,770	1,865	1,454	5,089
Research and development expenses	1,049	-	-	1,049
Amortization of intangible assets	-	233	4	237
Operating income (loss)	349	(2,136)	(7,055)	(8,842)
Interest and other expense, net	1	1	927	929
Income (loss) before income taxes	$348	$(2,137)	$(7,982)	$(9,771)

Index to Form 10-Q

	Three Months Ended March 31, 2010
			Corporate
	Residential	C&I	Unallocated
	Business	Business	Costs	Total
Revenue
Product	$5,461	$-	$-	$5,461
Service	4,646	3,274	-	7,920
Total revenue	10,107	3,274	-	13,381
Cost of revenue
Product	3,624	-	-	3,624
Service	2,599	2,443	-	5,042
Total cost of revenue	6,223	2,443	-	8,666
Gross profit	3,884	831	-	4,715
Operating expenses
General and administrative expenses	3,903	1,174	3,021	8,098
Marketing and selling expenses	1,863	2,155	760	4,778
Research and development expenses	1,365	-	-	1,365
Amortization of intangible assets	-	532	4	536
Operating loss	(3,247)	(3,030)	(3,785)	(10,062)
Interest and other expense (income), net	2	(5)	65	62
Loss before income taxes	$(3,249)	$(3,025)	$(3,850)	$(10,124)

9.	Subsequent Events

In May 2011, the Company committed pre-auction cash collateral of $17,900 in advance of PJM’s 2014-2015 Reliability Pricing Model Base Residual.  The amount was funded with borrowings under the Company’s revolver loan with Silicon Valley Bank as well as cash on hand.  All, a portion or none of the deposits may be returned to the Company during the second quarter pending the completion of the open market auction process.  After the auction is completed, the Company expects to replace its cash collateral with a letter of credit for the entire amount of post-auction collateral required.

Index to Form 10-Q

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 9, 2011, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including the other Quarterly Reports on Form 10-Q to be filed in 2011. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 9, 2011 and the financials statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Overview

Comverge is a leading provider of intelligent energy management, or IEM, solutions that empower utilities, commercial and industrial customers, and residential consumers to use energy in a more effective and efficient manner.  IEM solutions build upon demand response, enabling two-way communication between providers and consumers, giving all customer classes the insight and control needed to optimize energy usage and meet peak demand.  Beyond reducing the energy load, this new approach reduces cost for the utility or grid operator, integrates other systems and allows for the informed decision-making that will power the smart grid.

We provide our IEM solutions through our two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.  The Residential Business segment sells IEM networks to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include hardware, our IntelliSOURCE software and services, such as installation, customer acquisition marketing and program management.  If the utility customer elects to own the IEM network, we refer to the program as a turnkey program. If we provide capacity through fully-outsourced programs, in which we typically own the underlying network, we refer to the program as a Virtual Peaking Capacity, or VPC, program.  Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our customers.  The C&I Business segment provides IEM solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of C&I megawatts in open markets and VPC programs as well as through the completion of energy efficiency projects.

Index to Form 10-Q

We evaluate the megawatts of capacity that we own, manage or provide to the electric utility industry according to operating segment.  Megawatts owned under long-term capacity contracts or in open market programs generate recurring revenue while megawatts provided under turnkey contracts generate revenue at the point of sale.  The following table summarizes megawatts owned, managed or provided as of March 31, 2011.

	As of March 31, 2011
	Residential	C&I	Total
	Business	Business	Comverge
Megawatts owned/managed under capacity contracts	442	294	736
Megawatts owned for sale in open market programs	13	1,855	1,868
Megawatts managed under turnkey contracts	658	32	690
Megawatts managed for a fee on a pay-for-performance basis	-	437	437
Megawatts owned or managed	1,113	2,618	3,731

The table below presents the activity in megawatts owned or managed during the three months ended March 31, 2011.

Megawatts
Owned or Managed
As of December 31, 2010	3,732
Capacity contracts (1)	(155)
Open market programs	154
Turnkey contracts	-
As of March 31, 2011	3,731

(1)	Our VPC contract with NV Energy for 155 megawatts of contracted capacity is no longer in effect for 2011.

As of March 31, 2011, we owned or managed 736 megawatts of contracted capacity from VPC and energy efficiency contracts. Our existing VPC contracts represented contracted capacity of 672 megawatts and our energy efficiency contracts represented contracted capacity of 64 megawatts.

Cumulatively, we have installed capacity of 430 megawatts under our VPC and energy efficiency capacity contracts as of March 31, 2011 compared to 558 megawatts as of December 31, 2010, a decrease of 128 megawatts primarily due to our not having megawatts from the NV Energy VPC contract in 2011. The table below presents contracted, installed and available capacity as of March 31, 2011 and December 31, 2010, respectively.

(Megawatts)	March 31, 2011	December 31, 2010
Contracted capacity	736	891
Installed capacity (1)	430	558
Available capacity (2)	383	510

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

Index to Form 10-Q

Recent Developments

In May 2011, we committed pre-auction cash collateral of $17.9 million in advance of PJM’s 2014-2015 Reliability Pricing Model Base Residual.  The amount was funded with borrowings under our revolver loan with Silicon Valley Bank as well as cash on hand.  All, a portion or none of the deposits may be returned to us during the second quarter pending the completion of the open market auction process.  After the auction is completed, we expect to replace our cash collateral with a letter of credit for the entire amount of post-auction collateral required.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, energy efficiency contracts, turnkey contracts and open market programs. As of March 31, 2011, we estimated that our total payments to be received through 2024 were approximately $532 million.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments” in our Annual Report for the year ended December 31, 2010 on Form 10-K filed with the SEC on March 9, 2011.  The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Programs

Our existing VPC contracts as of March 31, 2011 represented contracted capacity of 672 megawatts. In calculating an estimated $230 million of payments from our VPC contracts, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.  We have assumed that once our build-out phase is completed, we will operate our VPC contracts at the capacity achieved during build-out, which generally will be the contracted capacity.

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

Energy Efficiency Programs

Our existing energy efficiency contracts as of March 31, 2011 represent potential remaining contracted capacity of 18 megawatts. In calculating the estimated $9 million in payments from these contracts, we have included expectations for build-out through contract end based on our historical experience. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Index to Form 10-Q

Open Market Programs

As of March 31, 2011, we had up to 997 megawatts bid into various capacity open market programs with PJM Interconnection, LLC. We currently expect to receive $136 million in long term payments through the year 2014.  In estimating the long term payments, we have assumed that we will have limited churn among our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity in certain programs with new enrollments.

Turnkey Programs

Our turnkey contracts as of March 31, 2011 represent $133 million in payments expected to be received through the year 2014 with seven utility customers to provide products, software, and services, including program management, installation, and/or marketing.  Payments from turnkey contracts are based on contractual minimum order volumes, forecasted installations and other services applied over the term of the contract.

Other Contracts

We expect to receive an estimated $24 million in payments through 2014 pursuant to currently executed contracts for our intelligent energy management solutions.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet on a timely basis all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2010, 2009 and 2008 was $31.4 million, $31.7 million and $94.1 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future” in our Annual Report on Form 10-K filed with the SEC on March 9, 2011.

We do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of March 31, 2011, we had contractual backlog of $128 million through March 31, 2012.

Index to Form 10-Q

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue

The following table summarizes our revenues for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
			Percent
	2011	2010	Change
Segment Revenue:
Residential Business	$15,258	$10,107	51%
C&I Business	3,367	3,274	3%
Total	$18,625	$13,381	39%

As of December 31, 2010, we reported the results of operations in two segments: our Residential Business segment and our C&I Business segment. In prior periods, including the three months ended March 31, 2010, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the three months ended March 31, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment.  Accordingly, revenue of $9.1 million has been reclassified for the three months ended March 31, 2010 to reflect this change in reportable segments.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the three months ended March 31, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, revenue of $1.1 million has been reclassified for the three months ended March 31, 2010 to reflect this change in reportable segments.

Residential Business

Our Residential Business segment had revenue of $15.3 million for the three months ended March 31, 2011 compared to $10.1 million for the three months ended March 31, 2010, an increase of $5.2 million or 51%. The increase in revenue is due to a $5.4 million increase from our turnkey programs as we continued to build out those programs during the three months ended March 31, 2011. We also recognized an increase of $1.3 million in VPC program revenue as the results of the measurement and verification process completed for the New Mexico VPC program in late 2010 are applied prospectively to the current contract year based on contractual terms.  Thus, revenue and cost of revenue for the New Mexico VPC program is no longer deferred until the fourth quarter of each year, as we have traditionally reported in prior periods.  The increase in revenue from turnkey and VPC programs was partially offset by a $1.5 million decrease in other products and services, partially attributable to a decrease in sales of White-Rodgers thermostats.

During the three months ended March 31, 2011, we sold 60,000 units of digital control units and thermostats compared to 42,000 units of digital control units and thermostats during the three months ended March 31, 2010, an increase of 18,000 units mainly due to the build-out of digital control units in our turnkey programs.  For the three months ended March 31, 2011, our turnkey programs comprised 51% of total units sold compared to 29% during the three months ended March 31, 2010.

In August 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers did not concede that the thermostats contained a defect or posed a substantial product hazard, but voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field.  In January 2011, the CPSC approved the corrective action plan.  White-Rodgers stated that it will provide compensation for our work in implementing the corrective action plan and, to date, we received a non-recurring payment during the first quarter of 2011 for a portion of our field work.  After the corrective action plan was approved and any needed remediation work was completed for our inventory, we resumed installing thermostats in our turnkey programs during the first quarter of 2011.  Please also see Part II, Item 1 “Legal Proceedings” of this quarterly report on Form 10-Q for additional information related to the White-Rodgers thermostats.

Index to Form 10-Q

We defer revenues and direct costs under our residential VPC contracts, except for New Mexico, until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter.  Deferred revenue and cost of revenue increased as of March 31, 2011 compared to December 31, 2010 due to our continued deployment and operation of the existing VPC programs. Deferred revenue and cost of revenue related to residential VPC contracts are presented below (dollars in thousands).

	As of
	March 31,	December 31,	Percent
	2011	2010	Change
VPC Contract Related:
Deferred revenue	$4,901	$2,502	96%
Deferred cost of revenue	2,026	1,041	95%

C&I Business

Our C&I Business segment had revenue of $3.4 million for the three months ended March 31, 2011 compared to $3.3 million for the three months ended March 31, 2010, an increase of $0.1 million or 3%.  The increase in revenue is mainly due to the operation of our C&I turnkey program, which began in late 2010.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
	2011		2010
	Gross	Gross	Gross	Gross
	Profit	Margin	Profit	Margin
Segment Gross Profit and Margin:
Residential Business	$6,815	45%	$3,884	38%
C&I Business	952	28%	831	25%
Total	$7,767	42%	$4,715	35%

As of December 31, 2010, we reported the results of operations in two segments: our Residential Business segment and our C&I Business segment. In prior periods, including the three months ended March 31, 2010, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the three months ended March 31, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment to reflect this change in reportable segments.  Accordingly, gross profit of $3.1 million has been reclassified for the three months ended March 31, 2010.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the three months ended March 31, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, gross profit has been reclassified for the three months ended March 31, 2010 to reflect this change in reportable segments.

Index to Form 10-Q

Residential Business

Gross profit for our Residential Business segment was $6.8 million for the three months ended March 31, 2011 compared to $3.9 million for the three months ended March 31, 2010, an increase of $2.9 million or 74%. The increase in gross profit is due to an increase of $2.1 million from our turnkey programs and $1.2 million from our New Mexico VPC program partially offset by a decrease of $0.4 million from our other product and service sales.  The increase in gross profit from our turnkey programs is due to the increased revenue during the three months ended March 31, 2011. The increase in gross profit from our VPC programs is a result of the recognition of revenue and cost of revenue for the current program year as the delivered capacity for the contract year is established by the measurement and verification process completed in late 2010.  The gross profit from other product and service sales decreased, in part, due to the decrease in sales of White-Rodgers thermostats.

Gross margin for our Residential Business segment was 45% for the three months ended March 31, 2011 compared to 38% for the three months ended March 31, 2010. The increase of seven percentage points is due to the higher gross margin contributed by the New Mexico VPC program as well as the non-recurring payment received from White-Rodgers during the first quarter of 2011 for a portion of our field work to implement the corrective action plan.

C&I Business

Gross profit for our C&I Business segment was $1.0 million for the three months ended March 31, 2011 compared to $0.8 million for the three months ended March 31, 2010, an increase of $0.2 million or 25%. The increase in gross profit is mainly due to the operation of our C&I turnkey program, which began in late 2010.

Gross margin for the three months ended March 31, 2011 and 2010 was 28% and 25%, respectively.  The increase of three percentage points is due to the higher gross margin contributed from our C&I turnkey program.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,
			Percent
	2011	2010	Change
Operating Expenses:
General and administrative expenses	$10,234	$8,098	26%
Marketing and selling expenses	5,089	4,778	7%
Research and development expenses	1,049	1,365	(23)%
Amortization of intangible assets	237	536	(56)%
Total	$16,609	$14,777	12%

General and Administrative Expenses

General and administrative expenses were $10.2 million for the three months ended March 31, 2011 compared to $8.1 million for the three months ended March 31, 2010, an increase of $2.1 million or 26%. The increase in general and administrative expenses is due to an increase of $0.7 million in compensation and benefits as a result of increased headcount, $0.7 million in stock-based compensation as we recorded a full quarter of expense for certain awards granted in 2010, $0.3 million in professional and consulting fees and $0.4 million in other expenses.

Index to Form 10-Q

Marketing and Selling Expenses

Marketing and selling expenses were $5.1 million for the three months ended March 31, 2011 compared to $4.8 million for the three months ended March 31, 2010, an increase of $0.3 million or 7%. The increase in marketing and selling expenses was mainly due to an increase of $0.1 million in compensation and benefits and $0.2 million in other expenses.

Although the majority of VPC revenue for the current contract year was deferred during the three months ended March 31, 2011 and 2010, we expensed customer acquisition costs as incurred. VPC customer acquisition costs were $1.0 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software, specifically the development of solutions to support utility Advanced Metering Infrastructure, or AMI. Research and development expenses were $1.0 million for the three months ended March 31, 2011 and $1.4 million for the three months ended March 31, 2010, a decrease of $0.4 million or 23%. The decrease in research and development expenses is mainly due to our capitalizing certain labor costs related to the development of IntelliSOURCE version 2.0 during the first quarter of 2011.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the three months ended March 31, 2011 compared to $0.5 million for the three months ended March 31, 2010, a decrease of $0.3 million or 56%. The decrease in amortization expense is due to the decrease in intangible assets as a result of our impairment assessment during the fourth quarter of 2010.  In addition to the amortization presented in operating expenses, we also recorded $0.2 million in amortization expense for both periods ended March 31, 2011 and 2010 in our cost of revenue.

Interest and Other Expense, Net

We recorded net interest and other expense of $0.9 million during the three months ended March 31, 2011 compared to $0.1 million during the three months ended March 31, 2010. The increase in net interest and other expense is primarily due to the increased interest expense associated with the subordinated convertible loan agreement between us and Partners for Growth, or PFG, entered into on November 5, 2010 and amended effective March 31, 2011, as well as a $0.5 million charge to write off unamortized debt issuance costs related to the modification of the PFG agreement.

Income Taxes

A provision of $15,000 and $60,000 was recorded for the three months ended March 31, 2011 and March 31, 2010, respectively, related to a deferred tax liability and current state tax payable. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2011 and 2010.

Index to Form 10-Q

Liquidity and Capital Resources

Working capital as of March 31, 2011 was $29.6 million, consisting of $65.7 million in current assets and $36.1 million in current liabilities.  Working capital as of December 31, 2010 was $40.1 million, consisting of $82.7 million in current assets and $42.6 million in current liabilities.  In addition, we had aggregate available borrowing capacity under our SVB loan agreement of $9.2 million as of March 31, 2011.  Management believes that working capital and borrowings available under our loan facilities will be sufficient to meet our capital needs for at least the next 12 months.  Future available sources of working capital, including cash and cash equivalents, marketable securities, short-term or long-term financing, equity offerings or any combination of these sources, should allow us to meet our long-term liquidity needs, although our ability to raise additional debt or equity cannot be assured.

The following table summarizes our cash flows for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended March 31,

	2011	2010
Operating activities	$(5,851)	$(8,425)
Investing activities	25,489	(991)
Financing activities	(696)	(1,041)
Net change in cash and cash equivalents	$18,942	$(10,457)

Cash Flows Used in Operating Activities

Cash used in operating activities was $5.9 million for the three months ended March 31, 2011 compared to $8.4 million for the three months ended March 31, 2010, a decrease of $2.5 million.  The change in cash flows from operating activities included a decrease in net loss of $1.3 million, after adjusting for non-cash items including depreciation, amortization and stock-based compensation.  The remaining change of $1.2 million in cash flows from operating activities was a result of the change in operating assets and liabilities, primarily an increase in the change in accounts receivable due to increased billings in our new turnkey programs as well as timing of cash receipts and an increase in the change in payables and accrued expenses due to the increased megawatts under contract, and thus increased participant payments, in our C&I open market programs.

Cash Flows Provided by (Used in) Investing Activities

Cash provided by investing activities was $25.5 million for the three months ended March 31, 2011 compared to cash used in investing activities of $1.0 million during the three months ended March 31, 2010, an increase of $26.5 million.  The increase was due to a change in marketable securities of $28.5 million as we sold certain marketable securities and allowed others to mature in order to reinvest those funds in more liquid cash and cash equivalents.  We incurred increased capital expenditures during the three months ended March 31, 2011 as we invested in our network operations and data center, capitalized certain software development costs, and continued to build out our IEM networks in existing VPC programs.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $0.7 million and $1.0 million for the three months ended March 31, 2011 and 2010, respectively, mainly consisting of $0.8 million in payments of our Silicon Valley Bank debt facility during both periods.

Index to Form 10-Q

Indebtedness

As of March 31, 2010, $3.0 million of our outstanding debt was due within the next twelve months.  We were in compliance with our financial and restrictive debt covenants for the outstanding debt facilities.

Letters of Credit

Our facility with Silicon Valley Bank provides for the issuance of up to $30.0 million of letters of credit. As of March 31, 2011, we had $17.5 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $1.2 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

As of March 31, 2011, our VPC programs had installed capacity of 389 megawatts. Our existing VPC contracts as of March 31, 2011 provided for a potential contracted capacity of 672 megawatts. Our residential VPC programs require a significant amount of capital spending to build out our demand response networks. We expect to incur approximately $20.2 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which $7.5 million is anticipated to be incurred through December 31, 2011. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Over the last few months, we have significantly upgraded the technology infrastructure that supports our solutions, providing our clients with the best-possible reliability as well as increased flexibility to test and deploy our IntelliSOURCE platform.  We expect to incur approximately $2.9 million in additional capital expenditures through December 31, 2011 as we complete the upgrade to our infrastructure.

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

Index to Form 10-Q

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(9,786)	$(10,184)
Depreciation and amortization	939	986
Interest expense, net	956	65
Provision for income taxes	15	60
EBITDA	(7,876)	(9,073)
Non-cash stock compensation expense	1,136	482
Adjusted EBITDA	$(6,740)	$(8,591)

Non-GAAP Net Loss and Net Loss per Share (Basic and Diluted)

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

Although stock-based compensation is an important aspect of the compensation of our employees and executives, stock-based compensation expense is generally fixed at the time of grant, then expensed over a period of several years after the grant of the stock-based award, and generally cannot be changed or influenced by management after the grant.

Index to Form 10-Q

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

A reconciliation of net loss, the most directly comparable GAAP measure, to non-GAAP net loss for each of the fiscal periods indicated is as follows (dollars in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(9,786)	(10,184)
Non-cash stock compensation expense	1,136	482
Amortization of intangible assets from acquisition	233	532
Change in acquisition-related deferred income taxes	15	60
Non-GAAP net loss	$(8,402)	$(9,110)

Net loss per share (basic and diluted)	$(0.39)	$(0.41)
Non-cash stock compensation expense	0.05	0.02
Amortization of intangible assets from acquisition	0.01	0.02
Change in acquisition-related deferred income taxes	0.00	0.00
Non-GAAP net loss per share (basic and diluted)	$(0.34)	$(0.37)

Weighted average shares used in computation (basic and diluted)	24,790,385	24,577,453

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

For a complete discussion of our critical accounting policies, refer to the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011.

Index to Form 10-Q

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2010, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included in this report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011. We believe that there have been no significant changes from December 31, 2010 during the quarter ended March 31, 2011.

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

Index to Form 10-Q

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

We have provided information about certain legal proceedings in which we are involved in Note 6 to the consolidated financial statements in Part I, Item 1.

In addition to the matters disclosed in Note 6, we are a party to various investigations, lawsuits, arbitrations, claims and other legal proceedings that arise in the ordinary course of our business, and, based on information available to us, we do not believe at this time that any such additional proceedings will individually, or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, arbitrations, claims and other legal proceedings, please see "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 9, 2011.

Item 1A: Risk Factors

You should carefully consider the risks described in the risk factors disclosed in our Annual Report  on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011 before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described in our Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described in our Annual Report on Form 10-K could materially harm our business, financial condition and results of operations. In that case, the trading price of our common stock could decline.

During the three months ended March 31, 2011, there were no material changes to the Risk Factors relevant to our operations. Please see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 9, 2011.

Index to Form 10-Q

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2011.

During 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million.

Of the net proceeds received, we utilized $34 million for our two acquisitions completed during 2007, $8 million to repay outstanding debt over the last three years, $12 million for non-financed capital expenditures and $38 million to fund the operations of our business and for general corporate purposes.

The following table presents shares surrendered during the quarter ended March 31, 2011:

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
January 1 - January 31, 2011	491	$6.55
February 1 - February 28, 2011	2,471	$6.17
March 1 - March 31, 2011	2,676	$5.15

(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

Item 6: Exhibits

The following documents are filed as exhibits to this report:
10.1	Modification No. 1 to Loan and Security Agreement, effective March 31, 2011, by and between the Company and Partners For Growth III, L.P.
10.2	Amended and Restated Executive Employment Agreement, dated March 7, 2011, by and between the Company and Michael D. Picchi
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Index to Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

May 5, 2011	/s/R. Blake Young
(Date)	R. Blake Young
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2011	/s/Michael D. Picchi
(Date)	Michael D. Picchi
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)