Form 10-Q/A
period 2010-06-30
COMVERGE, INC.
filed 2011-05-19
CIK 1372664

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

There were 25,322,633 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on May 6, 2011.

Comverge, Inc.

Index to Form 10-Q/A

Page
Explanatory Note	3

Part II - Other Information

Item 6. Exhibits	4

Signatures	5

Exhibit Index

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of Comverge, Inc. (the “Company”) for the period ended June 30, 2010, as filed with the Securities and Exchange Commission (the “Commission”) on July 30, 2010 (“Form 10-Q”). No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibit 10.1 originally filed with the Form 10-Q. This Amendment is being filed solely to re-file Exhibit 10.1. Except for the changes to Exhibit 10.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Part II – Other Information

Item 6:	Exhibits

The following documents are filed as exhibits to this report:

10.1†	Joint Venture Master Agreement, by and between the Company and Projects International, Inc., dated June 11, 2010.

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

Comverge, Inc. (Registrant)

May 19, 2011	By:	/s/ R. Blake Young
(Date)		R. Blake Young
President and Chief Executive Officer (Principal Executive Officer)

May 19, 2011	By:	/s/ Michael D. Picchi
(Date)		Michael D. Picchi
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1†	Joint Venture Master Agreement, by and between the Company and Projects International, Inc., dated June 11, 2010.

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