Form 10-Q
period 2011-06-30
COMVERGE, INC.
filed 2011-08-09
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

There were 25,486,474 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on July 27, 2011.

Comverge, Inc.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$21,405	$7,800
Restricted cash	3,519	1,736
Marketable securities	—	27,792
Billed accounts receivable, net	20,124	14,433
Unbilled accounts receivable	7,576	17,992
Inventory, net	9,635	9,181
Deferred costs	4,503	1,712
Other current assets	1,680	2,056
Total current assets	68,442	82,702
Restricted cash	835	3,733
Property and equipment, net	25,068	22,480
Intangible assets, net	3,646	3,816
Goodwill	499	499
Other assets	421	927
Total assets	$98,911	$114,157
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$7,790	$8,455
Accrued expenses	13,314	17,375
Deferred revenue	12,733	5,821
Current portion of long-term debt	3,000	3,000
Other current liabilities	7,726	7,962
Total current liabilities	44,563	42,613
Long-term liabilities
Deferred revenue	912	1,662
Long-term debt	20,250	21,750
Other liabilities	1,751	2,074
Total long-term liabilities	22,913	25,486
Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 25,522,608 and outstanding 25,486,474, shares as of June 30, 2011 and issued 25,355,223 and outstanding 25,329,118 shares as of December 31, 2010	25	25
Additional paid-in capital	264,495	262,226
Common stock held in treasury, at cost, 36,134 and 26,105 shares as of June 30, 2011 and December 31, 2010, respectively	(306)	(257)
Accumulated deficit	(232,779)	(215,947)
Accumulated other comprehensive income	—	11
Total shareholders' equity	31,435	46,058
Total liabilities and shareholders' equity	$98,911	$114,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue
Product	$7,663	$5,294	$12,354	$10,755
Service	24,792	11,753	38,726	19,673
Total revenue	32,455	17,047	51,080	30,428
Cost of revenue
Product	6,355	4,382	9,817	8,006
Service	14,759	7,308	22,155	12,350
Total cost of revenue	21,114	11,690	31,972	20,356
Gross profit	11,341	5,357	19,108	10,072
Operating expenses
General and administrative expenses	11,159	9,214	21,393	17,312
Marketing and selling expenses	5,199	4,066	10,288	8,844
Research and development expenses	1,052	1,543	2,101	2,908
Amortization of intangible assets	236	536	473	1,072
Operating loss	(6,305)	(10,002)	(15,147)	(20,064)
Interest and other expense, net	723	291	1,652	353
Loss before income taxes	(7,028)	(10,293)	(16,799)	(20,417)
Provision for income taxes	18	55	33	115
Net loss	$(7,046)	$(10,348)	$(16,832)	$(20,532)
Net loss per share (basic and diluted)	$(0.28)	$(0.42)	$(0.68)	$(0.83)
Weighted average shares used in computation	24,877,264	24,618,730	24,834,065	24,598,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(16,832)	$(20,532)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,103	576
Amortization of intangible assets and capitalized software	820	1,412
Stock-based compensation	2,158	1,325
Other	928	501
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable, net	4,716	(500)
Inventory, net	(1,004)	(1,720)
Deferred costs and other assets	(776)	(3,007)
Accounts payable	(665)	1,678
Accrued expenses and other liabilities	(4,404)	(4,580)
Deferred revenue	6,162	14,603
Net cash used in operating activities	(7,794)	(10,244)
Cash flows from investing activities
Changes in restricted cash	1,115	1,214
Purchases of marketable securities	—	(9,110)
Maturities/sales of marketable securities	27,724	18,165
Purchases of property and equipment	(6,002)	(3,916)
Net cash provided by investing activities	22,837	6,353
Cash flows from financing activities
Borrowings under debt facility	8,000	18,000
Repayment of debt facility	(9,500)	(19,500)
Other	62	(246)
Net cash used in financing activities	(1,438)	(1,746)
Net change in cash and cash equivalents	13,605	(5,637)
Cash and cash equivalents at beginning of period	7,800	16,069
Cash and cash equivalents at end of period	$21,405	$10,432
Cash paid for interest	$603	$315
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(235)	$(320)

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

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2010 on Form 10-K filed on March 9, 2011.

The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

Liquidity

The Company has incurred losses since inception, resulting in an accumulated deficit of $232,779 and stockholders' equity of $31,435 as of June 30, 2011. Working capital as of June 30, 2011 was $23,879, consisting of $68,442 in current assets and $44,563 in current liabilities, including $3,000 of long-term debt due within one year.   The total long-term debt as of June 30, 2011 was $20,250, excluding the $3,000 included in current liabilities. Further, the Company anticipates spending approximately $4,000 to $7,000 on capital expenditures during the second half of fiscal 2011.

The Company has aggregate available borrowing capacity under its Silicon Valley Bank, or SVB, loan agreement of $5,118 as of June 30, 2011; however, to the extent that it does not maintain at least $20,000 of unrestricted cash at all times, then this additional capacity is not available to the Company and could cause other potential defaults in its borrowing arrangements such that all outstanding debt could become due.  Even with its anticipated revenue growth or cash expenditure reductions, it is possible that the Company's cash balance may fall below $20,000. Should the Company's unrestricted cash balance fall below $20,000 and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under its SVB loan agreement. Further, if the Company does not achieve certain year to date revenue growth targets (i.e. $99,658 in revenue for the nine months ending September 30, 2011 and $139,838 in revenue for the year ending December 31, 2011), Partners for Growth III, L.P., or PFG, has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the PFG loan. Such payments would be front-loaded, such that 45% of the loan balance (approximately $6,750 as of June 30, 2011) would be due over the first twelve months after PFG's election. If PFG exercises its Amortization Right (as defined in the loan agreement) and the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if the Company fails to meet future minimum revenue targets. Also, any failure by the Company to pay any obligations that become due and payable may constitute an event of default under the SVB loan agreement or PFG loan. Such event of default could enable SVB or PFG to accelerate all amounts due under their respective loans or exercise other remedies

Index to Form 10-Q

available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause the Company to breach certain financial covenants of either the SVB or PFG loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB or PFG to exercise their remedies under their respective agreements, including acceleration of all amounts due thereunder.

Management believes that there are various options available for effective and reasonable capitalization of the Company that will allow for sufficient cash on hand to continue operations for the next 12 months. Management will continue to actively explore all such financing options, including restructuring of our current credit facilities in the near term. Our ability to secure additional capital, modify our existing debt terms to meet our projected revenue growth or cash expenditure reductions cannot be assured, and in such event, this could have a material adverse impact on our liquidity, financial position and results of operations.

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

Index to Form 10-Q

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

The current deferred revenue and deferred cost of revenue as of June 30, 2011 and December 31, 2010 are provided below:

	June 30, 2011	December 31, 2010
Deferred revenue:
VPC contract related	$8,256	$2,502
Other	4,477	3,319
Current deferred revenue	$12,733	$5,821
Deferred cost of revenue:
VPC contract related	$3,339	$1,041
Other	1,164	671
Current deferred cost of revenue	$4,503	$1,712

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

The Company enters into agreements to provide base load reduction. Energy efficiency revenues are earned based on the Company’s ability to achieve committed capacity through base load reduction. In order to provide this reduction, the Company delivers and installs energy efficiency management solutions. The base load capacity contracts require the Company to provide electric capacity to utility customers, and include a measurement and verification of such capacity in order to determine contract consideration. The Company defers revenue and associated cost of revenue until such time as the capacity amount, and therefore the related revenue, is fixed or determinable. Once the reduction amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts contain multiple deliverables, or elements, which require the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria.

Revenue from time-and-materials service contracts and other services are recognized as services are provided. Revenue from certain fixed price contracts are recognized on a percentage-of-completion basis, which involves the use of estimates. If the

Index to Form 10-Q

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

The components of comprehensive loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(7,046)	$(10,348)	$(16,832)	$(20,532)
Unrealized loss on marketable securities	—	(1)	—	(10)
Comprehensive loss	$(7,046)	$(10,349)	$(16,832)	$(20,542)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers, such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers.  During the three months ended June 30, 2011, the Company had three customers which accounted for 19%, 19% and 12% of the Company’s revenue. During the six months ended June 30, 2011, the Company had three customers which accounted for 21%, 14% and 14% of the Company's revenue. The total billed and unbilled accounts receivable from these customers was $12,329, in the aggregate, as of June 30, 2011. The total billed and unbilled accounts receivable from these customers was $19,352, in the aggregate, as of December 31, 2010. During the three and six months ended June 30, 2010, the Company had one customer which accounted for 24% and 21%, respectively, of the Company’s revenue.  No other customer accounted for more than 10% of the Company’s total revenue during the three and six months ended June 30, 2011 and 2010.

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

In June 2011, the FASB issued authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the Statement of Shareholders' Equity but instead allows companies to elect to present net income and other comprehensive income in one continuous statement (Statement of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. The Company will adopt this guidance on January 1, 2012.

Index to Form 10-Q

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the six months ended June 30, 2011 and 2010, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	Six Months Ended
	June 30,
	2011	2010
Subordinated debt convertible to common stock	2,747,252	—
Unvested restricted stock awards	592,588	559,179
Outstanding options	2,833,248	2,489,984
Total	6,173,088	3,049,163

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as well as the balance sheet classification as of June 30, 2011 and December 31, 2010 is presented below.

	June 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Restricted Cash	Marketable Securities
Money market funds	$10,952	$—	$—	$10,952	$10,952	$—	$—
Corporate debentures/bonds	351	—	—	351	351	—	—
Total marketable securities	11,303	—	—	11,303	11,303	—	—
Cash in operating accounts	14,456	—	—	14,456	10,102	4,354	—
Total	$25,759	$—	$—	$25,759	$21,405	$4,354	$—

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Restricted Cash	Marketable Securities
Money market funds	$1,657	$—	$—	$1,657	$1,657	$—	$—
Commercial paper	9,395	—	—	9,395	3,598	—	5,797
Corporate debentures/bonds	23,982	24	(13)	23,993	1,998	—	21,995
Total marketable securities	35,034	24	(13)	35,045	7,253	—	27,792
Cash in operating accounts	6,016	—	—	6,016	547	5,469	—
Total	$41,050	$24	$(13)	$41,061	$7,800	$5,469	$27,792

Realized gains and losses to date have not been material. Interest income for the six months ended June 30, 2011 and 2010 was $107 and $510, respectively.

The Company applies a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the

Index to Form 10-Q

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

The table below presents marketable securities, grouped by fair value levels, as of June 30, 2011 and December 31, 2010.

		Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,952	$10,952	$—	$—
Corporate debentures/bonds	351	—	351	—
Total	$11,303	$10,952	$351	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,657	$1,657	$—	$—
Commercial paper	9,395	—	9,395	—
Corporate debentures/bonds	23,993	—	23,993	—
Total	$35,045	$1,657	$33,388	$—

5.	Long-Term Debt

The Company entered into Modification No. 1 of the subordinated convertible loan agreement with Partners for Growth III, L.P., or PFG, effective March 31, 2011.  The original agreement, dated November 5, 2010, sets forth quarterly revenue targets to be maintained by the Company on a consolidated basis.  The modification revised these revenue targets for fiscal year 2011.   If the revenue targets are not maintained, the lender has the right, but not the obligation, to begin requiring repayments of the loan balance over the remaining term of the loan.  Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve months after the lender’s election.  If PFG exercises its Amortization Right (as

Index to Form 10-Q

defined in the loan agreement) and the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if the Company fails to meet future minimum revenue targets. Any failure by the Company to maintain such minimum revenues does not, by itself, constitute an event of default.  The modification of the subordinated convertible loan agreement also revised the price at which the note may be converted into the Company’s common stock to $5.46 per share of common stock.  As a result of the modification, the Company recognized a charge of $523 in interest expense to write off the debt issuance costs related to the original agreement during the six months ended June 30, 2011. Modification No. 1 is included as Exhibit 10.1 with the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2011 filed with the SEC on May 5, 2011.

Long-term debt as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
Security and loan agreement with a U.S. bank, collateralized by all assets of Comverge, Inc. and its subsidiaries, maturing in December 2013, interest payable at a variable rate (3.19% as of June 30, 2011 and 3.26% as of December 31, 2010)	$8,250	$9,750
Subordinated assets of Comverge, Inc. and its subsidiaries, maturing in November 2015, assets of Comverge, Inc. and its subsidiaries, maturing in November 2015, interest payable at a variable rate (6.50% as of June 30, 2011 and 5.75% December 31, 2010)	15,000	15,000
Total debt	23,250	24,750
Less: Current portion of long-term debt	(3,000)	(3,000)
Total long-term debt	$20,250	$21,750

6.	Legal Proceedings

The Company assesses the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.  A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue.  In accordance with applicable accounting guidance, a liability is recorded when the Company determines that a loss is probable and the amount can be reasonably estimated.  Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate. As of June 30, 2011, there were no material contingencies requiring accrual.

On October 12, 2010, a civil action complaint was filed against the Company in the United States District Court for the Western District of Kentucky (Case No. 3:10-CV-00638) by Louisville Gas & Electric Company and Kentucky Utilities Company (“Plaintiffs”).  The Plaintiffs alleged a breach of warranty claim relating to certain thermostats manufactured by White-Rodgers that they claim are defective.  The relief sought by Plaintiffs included an unspecified amount of damages, pre and post judgment interest and costs. On July 25, 2011, the Parties settled the lawsuit. The settlement will not have a material impact on our results of operations or financial condition.

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

On May 9, 2011, a civil action complaint was filed against the Company and White-Rodgers, a division of Emerson Electric, in the Ontario Superior Court of Justice (Case No. CV-11-16275) by Enwin Utilities Ltd.  Enwin alleged breach of contract and tort claims for approximately 2,000 thermostats, manufactured by White-Rodgers, and purchased from Comverge.  The relief sought by Enwin includes $1,000,000 in damages plus costs.  The Company intends to defend this claim vigorously.

At this time, the Company's management cannot estimate with reasonable certainty the ultimate disposition of any of the above lawsuits and, while the Company does not believe it will sustain material liability in relation to any of the three disputes above, there can be no assurance that the Company will not sustain material liability as a result of, or related to, these lawsuits.

On December 1, 2010, NV Energy initiated a claim against the Company with the American Arbitration Association for a contract dispute arising out of the Company's delivered demand response program and in relation to the White-Rodgers thermostat in Nevada.  The relief sought by NV Energy includes compensatory damages, attorney's fees, costs and interest. NV

Index to Form 10-Q

Energy also filed a lawsuit in the U.S. District Court of Nevada (2:10-cv-02094-GMN-RJJ) against the Company seeking a declaration that NV Energy did not violate a Non-Disclosure Agreement with the Company by disclosing confidential and/or trade secret information in connection with the Company's work on NV Energy's Advanced Service Delivery (ASD) project.  NV Energy further contends that it does not owe the Company for service performed on the ASD project.  The Company has counter-sued in the proceedings to recover damages stemming from NV Energy's tortious conduct breach of contract, conversion, and misappropriation of trade secrets, among other claims.  The Parties are attempting to resolve these disputes.  The Company cannot predict with reasonable certainty the ultimate disposition of these matters and while the Company does not have reason to believe at this time it will sustain material liability in relation to any dispute with NV Energy, there can be no assurance that the Company will not sustain material liability as a result of such matters.

7.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s stockholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Stock-based incentive awards expire between five and seven years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of June 30, 2011, 1,345,909 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three months ended June 30, 2011 and 2010 was $1,022 and $843, respectively. The expense related to stock-based incentive awards recognized for the six months ended June 30, 2011 and 2010 was $2,158 and $1,325, respectively.

A summary of the Company’s stock option activity for the six months ended June 30, 2011 is presented below:

	June 30, 2011
	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at beginning of period	2,533,947	$11.82	$0.58-$34.23
Granted	493,423	5.18	$3.50-$6.20
Exercised	(80,796)	1.38	$0.58-$4.30
Cancelled	(79,650)	16.35	$0.58-$34.23
Forfeited	(33,676)	8.70	$4.30-$13.90
Outstanding at end of period	2,833,248	$10.87	$0.58-$34.23
Exercisable at end of period	1,482,730	$13.63	$0.58-$34.23

Index to Form 10-Q

	Outstanding as of June 30, 2011			Exercisable as of June 30, 2011
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $0.82	125,680	0.9	$0.73	125,680	0.9	$0.73
$2.40 - $3.99	111,474	6.2	3.47	12,474	1.0	2.87
$4.00 - $7.99	681,841	5.8	5.28	175,141	4.3	4.58
$8.00-$10.33	794,983	5.5	9.66	260,295	5.2	9.73
$10.34 - $14.09	550,137	4.1	11.49	340,812	3.3	11.85
$14.10 - $17.99	1,875	0.7	14.10	1,875	0.7	14.10
$18.00 - $23.53	389,210	2.4	18.05	388,405	2.4	18.05
23.54	14,547	2.7	23.54	14,547	2.7	23.54
$23.55 - $36.00	163,501	2.4	32.64	163,501	2.4	32.64
	2,833,248	4.5	$10.87	1,482,730	3.2	$13.63

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.29%	2.12%	2.21%	2.12%
Expected term of options, in years	4.6	4.6	4.5	4.6
Expected annual volatility	70%	70%	70%	70%
Expected dividend yield	—%	—%	—%	—%

The weighted average grant-date fair value of options granted during the six months ended June 30, 2011 and 2010 was $2.96 and $5.68, respectively.

A summary of the Company’s restricted stock award activity for the six months ended June 30, 2011 is presented below:

	June 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at beginning of year	557,776	$8.91
Granted	255,917	4.31
Vested	(51,777)	13.24
Forfeited	(169,328)	8.63
Unvested at end of year	592,588	$6.63

8.	Segment Information

As of June 30, 2011, the Company had two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment. The Residential Business segment sells intelligent energy management solutions to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include intelligent hardware, our IntelliSOURCE software and services, such as installation, customer acquisition marketing and program

Index to Form 10-Q

management.  If the customer elects to own the intelligent energy management system, the Company refers to the program as a turnkey program.  If the Company enters into a fully-outsourced pay-for-performance agreement providing capacity or energy, in which it typically owns the intelligent energy management system, the Company refers to the program as a VPC program.  The VPC programs are pay-for-performance in that the Company is only paid for capacity that it provides as determined by a measurement and verification process with its customers.  The C&I Business segment provides intelligent energy management solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of C&I megawatts in open markets and VPC programs as well as through the completion of energy efficiency projects.

Management has three primary measures of segment performance: revenue, gross profit and operating income. Substantially all of our revenues are generated with domestic customers. For VPC programs in the Residential Business segment, cost of revenue is based on operating costs of the demand response system, primarily telecommunications costs related to the system and depreciation of the assets capitalized in building the demand response system. For turnkey programs and other sales, product and service cost of revenue includes materials, labor and overhead.  In the C&I Business segment, cost of revenue includes participant payments for the VPC and open market programs as well as materials, labor and overhead for the energy efficiency programs.  Operating expenses directly associated with each operating segment include sales, marketing, product development, amortization of intangible assets and certain administrative expenses.

The Company does not allocate assets and liabilities to its operating segments. Operating expenses not directly associated with an operating segment are classified as “Corporate Unallocated Costs.” Corporate Unallocated Costs include support group compensation, travel, professional fees and marketing activities. All inter-operating segment revenues were eliminated in consolidation.

For the three and six months ended June 30, 2010, the Company previously reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. For the three and six months ended June 30, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment. The results of our energy efficiency programs were previously reported in the Residential Business segment. For the three and six months ended June 30, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, the results of operations have been reclassified for the three and six months ended June 30, 2010 to conform to the presentation for the three and six months ended June 30, 2011.

The following tables show operating results for each of the Company’s operating segments:

	Three Months Ended		June 30, 2011
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$7,663	$—	$—	$7,663
Service	11,165	13,627	—	24,792
Total revenue	18,828	13,627	—	32,455
Cost of revenue
Product	6,355	—	—	6,355
Service	5,738	9,021	—	14,759
Total cost of revenue	12,093	9,021	—	21,114
Gross profit	6,735	4,606	—	11,341
Operating expenses
General and administrative expenses	3,766	1,393	6,000	11,159
Marketing and selling expenses	2,016	1,945	1,238	5,199
Research and development expenses	1,052	—	—	1,052
Amortization of intangible assets	—	234	2	236
Operating income (loss)	(99)	1,034	(7,240)	(6,305)
Interest and other expense (income), net	4	(10)	729	723
Income (loss) before income taxes	$(103)	$1,044	$(7,969)	$(7,028)

Index to Form 10-Q

	Three Months Ended		June 30, 2010
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$5,294	$—	$—	$5,294
Service	6,535	5,218	—	11,753
Total revenue	11,829	5,218	—	17,047
Cost of revenue
Product	4,382	—	—	4,382
Service	3,900	3,408	—	7,308
Total cost of revenue	8,282	3,408	—	11,690
Gross profit	3,547	1,810	—	5,357
Operating expenses
General and administrative expenses	4,119	1,233	3,862	9,214
Marketing and selling expenses	1,670	1,717	679	4,066
Research and development expenses	1,543	—	—	1,543
Amortization of intangible assets	—	532	4	536
Operating loss	(3,785)	(1,672)	(4,545)	(10,002)
Interest and other expense, net	3	—	288	291
Loss before income taxes	$(3,788)	$(1,672)	$(4,833)	$(10,293)

	Six Months Ended		June 30, 2011
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$12,354	$—	$—	$12,354
Service	21,732	16,994	—	38,726
Total revenue	34,086	16,994	—	51,080
Cost of revenue
Product	9,817	—	—	9,817
Service	10,719	11,436	—	22,155
Total cost of revenue	20,536	11,436	—	31,972
Gross profit	13,550	5,558	—	19,108
Operating expenses
General and administrative expenses	7,413	2,383	11,597	21,393
Marketing and selling expenses	3,786	3,810	2,692	10,288
Research and development expenses	2,101	—	—	2,101
Amortization of intangible assets	—	467	6	473
Operating income (loss)	250	(1,102)	(14,295)	(15,147)
Interest and other expense (income), net	5	(9)	1,656	1,652
Income (loss) before income taxes	$245	$(1,093)	$(15,951)	$(16,799)

Index to Form 10-Q

	Six Months Ended		June 30, 2010
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$10,755	$—	$—	$10,755
Service	11,181	8,492	—	19,673
Total revenue	21,936	8,492	—	30,428
Cost of revenue
Product	8,006	—	—	8,006
Service	6,499	5,851	—	12,350
Total cost of revenue	14,505	5,851	—	20,356
Gross profit	7,431	2,641	—	10,072
Operating expenses
General and administrative expenses	8,022	2,407	6,883	17,312
Marketing and selling expenses	3,533	3,872	1,439	8,844
Research and development expenses	2,908	—	—	2,908
Amortization of intangible assets	—	1,064	8	1,072
Operating loss	(7,032)	(4,702)	(8,330)	(20,064)
Interest and other expense (income), net	5	(5)	353	353
Loss before income taxes	$(7,037)	$(4,697)	$(8,683)	$(20,417)

Index to Form 10-Q

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 9, 2011, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including our other Quarterly Reports on Form 10-Q filed and to be filed in 2011. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

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

We provide our IEM solutions through our two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.  The Residential Business segment sells IEM solutions to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include hardware, our IntelliSOURCE software and services, such as installation, customer acquisition marketing and program management.  If the utility customer elects to own the IEM system, we refer to the program as a turnkey program. If we provide capacity through fully-outsourced programs, in which we typically own the underlying system, we refer to the program as a Virtual Peaking Capacity, or VPC, program.  Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our customers.  The C&I Business segment provides IEM solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of C&I megawatts in open markets and VPC programs as well as through the completion of energy efficiency projects.

Recent Developments

New Initiative Focused on Expense Reduction

On July 25, 2011, we announced a new initiative, which is focused on streamlining and simplifying operations to assist in accelerating our path to profitability. This initiative is expected to reduce annual expenses by $4.0 million to $4.5 million, which will result in a reduction in headcount and efficiencies gained from improved management of our supply chain, warehousing and corporate procurement functions. The cost of this initiative is anticipated to be approximately $1.0 million to $1.5 million and is expected to be primarily incurred during the third quarter of 2011. Under the initiative, we also expect to focus on reducing capital expenditures.

Index to Form 10-Q

Annual Guidance
We will again begin providing updated annual guidance on a quarterly basis and will provide full year 2012 guidance when we report our fourth quarter and full year 2011 results. We expect 2011 annual revenues to range from $136 to $141 million.
Megawatts

We evaluate the megawatts of capacity that we own, manage or provide to the electric utility industry according to operating segment.  For capacity and turnkey contracts, we include the maximum contracted capacity as megawatts owned or managed at contract inception and present a comparison of contracted capacity to installed and available capacity in the discussion below. For open market programs, we include megawatts as megawatts owned or managed when we have enrolled a participant to fulfill the megawatt awarded to us in the open market program.  Megawatts owned under long-term capacity contracts or in open market programs generate recurring revenue while megawatts provided under turnkey contracts generate revenue at the point of sale. The following table summarizes megawatts owned, managed or provided as of June 30, 2011.

	As of June 30, 2011
	Residential Business	C&I Business	Total Comverge
Megawatts owned/managed under capacity contracts	442	294	736
Megawatts owned for sale in open market programs	13	1,902	1,915
Megawatts managed under turnkey contracts	658	32	690
Megawatts managed for a fee on a pay-for-performance basis	—	437	437
Megawatts owned or managed	1,113	2,665	3,778

The table below presents the activity in megawatts owned or managed during the six months ended June 30, 2011.

Megawatts Owned or Managed
As of December 31, 2010	3,732
Capacity contracts (1)	(155)
Open market programs	201
Turnkey contracts	-
As of June 30, 2011	3,778

(1)	Our VPC contract with NV Energy for 155 megawatts of contracted capacity is no longer in effect for 2011.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, energy efficiency contracts, turnkey contracts and open market programs. As of June 30, 2011, we estimated that our total payments to be received through 2024 were approximately $574 million. The long-term contracts that relate to these anticipated payments provide for payments as follows: $93 million in the second half of 2011 (a portion of which has already been reflected in revenue for the period ended June 30, 2011), $128 million in 2012, $145 million in 2013, $89 million in 2014 and the remaining $119 million thereafter.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Risk Factors—We may not

Index to Form 10-Q

receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog or expected business, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011.  The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

Our estimated payments from long-term contracts have been prepared by management based on the following assumptions:

VPC Programs

In calculating an estimated $227 million of payments from our VPC contracts, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.  We have assumed that once our build-out phase is completed, we will operate our VPC contracts at the capacity achieved during build-out, which generally will be the contracted capacity.

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

Energy Efficiency Programs

Our existing energy efficiency contracts as of June 30, 2011 represent potential remaining contracted capacity of 16 megawatts. In calculating an estimated $8 million in payments from these contracts, we have included expectations for build-out through contract end based on our historical experience. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Open Market Programs

As of June 30, 2011, we had up to 1,213 megawatts bid into various capacity open market programs with PJM Interconnection, LLC. We currently expect to receive $188 million in long-term payments through the year 2015.  In estimating the long-term payments, we have assumed that we will retain our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill incremental capacity in certain programs with new enrollments.

Turnkey Programs

Our turnkey contracts as of June 30, 2011 represent $129 million in payments expected to be received through the year 2014 with seven utility customers to provide products, software, and services, including program management, installation, and/or marketing.  Payments from turnkey contracts are based on contractual minimum order volumes, forecasted installations and other services applied over the term of the contract.

Other Contracts

We expect to receive an estimated $22 million in payments through 2014 pursuant to currently executed contracts for our IEM solutions.

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

Backlog

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of June 30, 2011, we had contractual backlog of $125 million through June 30, 2012.

Results of Operations

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

Revenue

The following table summarizes our revenue for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Segment Revenue:
Residential Business	$18,828	$11,829	59%	$34,086	$21,936	55%
C&I Business	13,627	5,218	161%	16,994	8,492	100%
Total	$32,455	$17,047	90%	$51,080	$30,428	68%

As of December 31, 2010, we reported the results of operations in two segments: our Residential Business segment and our C&I Business segment. In prior periods, including the three and six months ended June 30, 2010, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the three and six months ended June 30, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment.  Accordingly, revenue of $11.1 million and $20.2 million has been reclassified for the three and six months ended June 30, 2010, respectively, to reflect this change in reportable segments.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the three and six months ended June 30, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, revenue of $1.5 million and $2.6 million has been reclassified for the three and six months ended June 30, 2010, respectively, to reflect this change in reportable segments.

Residential Business

Our Residential Business segment had revenue of $18.8 million for the three months ended June 30, 2011 compared to $11.8 million for the three months ended June 30, 2010, an increase of $7.0 million or 59%. The increase in revenue is due to a $5.4 million increase from our turnkey programs as we continued to build out these programs during the three months ended June 30, 2011. We also recognized an increase of $2.1 million in revenue from two VPC programs. For our New Mexico program, the measurement and verification results completed in late 2010 are contractually applied to the current year. For our new Pennsylvania program, we recognized the contractual revenue earned based on our initial deployment.  We continue to defer the revenue and cost of revenue for our remaining three residential VPC programs.  The increase in revenue from turnkey and VPC programs was partially offset by a $0.5 million decrease in other products and services, mainly due to a decrease in stand-alone product sales.

During the three months ended June 30, 2011, we sold 86,000 units of digital control units and thermostats compared to 44,000 units of digital control units and thermostats during the three months ended June 30, 2010, an increase of 42,000 units mainly due to the build-out of digital control units in our turnkey programs.  For the three months ended June 30, 2011, our turnkey programs comprised 51% of total units sold compared to 45% during the three months ended June 30, 2010.

Index to Form 10-Q

Our Residential Business segment had revenue of $34.1 million for the six months ended June 30, 2011 compared to $21.9 million for the six months ended June 30, 2010, an increase of $12.2 million or 55%. The increase in revenue is due to a $10.8 million increase from our turnkey programs as we continued to build out these programs during the six months ended June 30, 2011. We also recognized an increase of $3.4 million from two VPC programs. For our New Mexico program, the measurement and verification results completed in late 2010 are contractually applied to the current year. For our new Pennsylvania program, we recognized the contractual revenue earned based on our initial deployment.  We continue to defer the revenue and cost of revenue for our remaining three residential VPC programs. The increase in revenue from turnkey and VPC programs was partially offset by a $2.0 million decrease in other products and services, partially attributable to a decrease in stand-alone product sales.

During the six months ended June 30, 2011, we sold 146,000 units of digital control units and thermostats compared to 86,000 units of digital control units and thermostats during the six months ended June 30, 2010, an increase of 60,000 units mainly due to the build-out of digital control units in our turnkey programs.  For the six months ended June 30, 2011, our turnkey programs comprised 51% of total units sold compared to 37% during the six months ended June 30, 2010.

In August 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers did not concede that the thermostats contained a defect or posed a substantial product hazard, but voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field.  In January 2011, the CPSC approved the corrective action plan.  White-Rodgers stated that it will provide compensation for our work in implementing the corrective action plan and, to date, we received a non-recurring payment during the first quarter of 2011 for a portion of our field work.  After the corrective action plan was approved and any needed remediation work was completed for our inventory, we resumed installing thermostats in our turnkey programs during the first quarter of 2011.  Please also see Part II, Item 1 “Legal Proceedings” of this report for additional information related to the White-Rodgers thermostats.

We defer revenue and direct costs under three of our residential VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter.  Deferred revenue and cost of revenue increased as of June 30, 2011 compared to December 31, 2010 due to our continued deployment and operation of the existing VPC programs. Deferred revenue and cost of revenue related to residential VPC contracts are presented below (dollars in thousands).

	As of
	June 30, 2011	December 31, 2010	Percent Change
VPC Contract Related:
Deferred revenue	$8,256	$2,502	230%
Deferred cost of revenue	$3,339	$1,041	221%

C&I Business

Our C&I Business segment had revenue of $13.6 million for the three months ended June 30, 2011 compared to $5.2 million for the three months ended June 30, 2010, an increase of $8.4 million or 161%.  The increase in revenue is due to an increase of $6.4 million in open market program revenue, mainly from the recognition of $5.8 million in capacity revenue for the PJM program year beginning June 1, 2011 to May 31, 2012. We receive cash payments on a monthly basis in the capacity year and are required to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. In prior periods, we recognized the full program year revenue at the end of the mandatory performance period. In the current period, we have determined that we have sufficient historical data to recognize the capacity program revenue ratably over the mandatory performance period. Additionally, energy efficiency program revenue increased by $1.8 million due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed as well as increased build-out compared to the three months ended June 30, 2010. The remaining increase of $0.2 million is due to other energy management services.

Our C&I Business segment had revenue of $17.0 million for the six months ended June 30, 2011 compared to $8.5 million for the six months ended June 30, 2010, an increase of $8.5 million or 100%.  The increase in revenue is due to an increase of $6.0 million in open market program revenue, mainly from the recognition of $5.8 million in capacity revenue for the PJM program year beginning June 1, 2011 to May 31, 2012 as discussed above. Additionally, energy efficiency program revenue increased

Index to Form 10-Q

by $1.7 million due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed as well as increased build-out compared to the six months ended June 30, 2010. The remaining increase of $0.8 million is due to other energy management services.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit:
Residential Business	$6,735	36%	$3,547	30%	$13,550	40%	$7,431	34%
C&I Business	4,606	34%	1,810	35%	5,558	33%	2,641	31%
Total	$11,341	35%	$5,357	31%	$19,108	37%	$10,072	33%

As of December 31, 2010, we reported the results of operations in two segments: our Residential Business segment and our C&I Business segment. In prior periods, including the three and six months ended June 30, 2010, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the three and six months ended June 30, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment to reflect this change in reportable segments.  Accordingly, gross profit of $3.0 million and $6.1 million has been reclassified for the three and six months ended June 30, 2010, respectively.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the three and six months ended June 30, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, gross profit has been reclassified for the three and six months ended June 30, 2010 to reflect this change in reportable segments.

Residential Business

Gross profit for our Residential Business segment was $6.7 million for the three months ended June 30, 2011 compared to $3.5 million for the three months ended June 30, 2010, an increase of $3.2 million or 90%. The increase in gross profit is due to an increase of $1.6 million from our turnkey programs and $1.9 million from our New Mexico and Pennsylvania VPC programs partially offset by a decrease of $0.3 million from our other product and service sales.  The increase in gross profit from our turnkey programs is due to the increased revenue during the three months ended June 30, 2011. The increase in gross profit from our VPC programs is a result of the recognition of revenue and cost of revenue in the New Mexico program as the measurement and verification results completed in late 2010 are contractually applied to the current year as well as the initial deployment in our Pennsylvania program during 2011.  The gross profit from other product and service sales decreased, in part, due to the decrease in stand-alone product sales.

Gross margin for our Residential Business segment was 36% for the three months ended June 30, 2011 compared to 30% for the three months ended June 30, 2010. The increase of six percentage points is due to the higher gross margin contributed by the New Mexico and Pennsylvania VPC programs.

Gross profit for our Residential Business segment was $13.6 million for the six months ended June 30, 2011 compared to $7.4 million for the six months ended June 30, 2010, an increase of $6.1 million or 82%. The increase in gross profit is due to an increase of $3.7 million from our turnkey programs and $3.1 million from our New Mexico and Pennsylvania VPC programs partially offset by a decrease of $0.7 million from our other product and service sales.  The increase in gross profit from our turnkey programs is due to the increased revenue during the six months ended June 30, 2011. The increase in gross profit from our VPC programs is a result of the recognition of revenue and cost of revenue in the New Mexico program as the measurement and verification results completed in late 2010 are contractually applied to the current year as well as the initial deployment in our Pennsylvania program during 2011.  The gross profit from other product and service sales decreased, in part, due to the decrease in stand-alone product sales.

Gross margin for our Residential Business segment was 40% for the six months ended June 30, 2011 compared to 34% for the six months ended June 30, 2010. The increase of six percentage points is due to the higher gross margin contributed by the New

Index to Form 10-Q

Mexico and Pennsylvania VPC programs as well as the non-recurring payment received from White-Rodgers during the first quarter of 2011 for a portion of our field work to implement the corrective action plan, as discussed previously.

C&I Business

Gross profit for our C&I Business segment was $4.6 million for the three months ended June 30, 2011 compared to $1.8 million for the three months ended June 30, 2010, an increase of $2.8 million or 154%. The increase in gross profit is due to an increase of $1.4 million from our open market programs, mainly from the change in recognition period of the PJM capacity program year beginning June 1, 2011 to May 31, 2012, as discussed above. Additionally, gross profit from energy efficiency programs increased by $1.6 million due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed as well as increased build-out compared to the three months ended June 30, 2010. These increases were partially offset by a decrease of $0.2 million in our other energy management services.

Gross margin for the three months ended June 30, 2011 and 2010 was relatively consistent at 34% and 35%, respectively, due to higher margins from our energy efficiency programs offset by lower margins from our open market programs.

Gross profit for our C&I Business segment was $5.6 million for the six months ended June 30, 2011 compared to $2.6 million for the six months ended June 30, 2010, an increase of $2.9 million or 110%. The increase in gross profit is due to an increase of $0.9 million from our open market programs, mainly from the change in recognition period of the PJM capacity program year beginning June 1, 2011 to May 31, 2012, as discussed above. Additionally, gross profit from our energy efficiency programs increased by $2.0 million due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed as well as increased build-out compared to the six months ended June 30, 2010.

Gross margin for the six months ended June 30, 2011 and 2010 was 33% and 31%, respectively, an increase of two percentage points due to higher margins from our energy efficiency programs partially offset by lower margins from our open market programs.

Operating Expenses

The following table summarizes our operating expenses for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Operating Expenses:
General and administrative expenses	$11,159	$9,214	21%	$21,393	$17,312	24%
Marketing and selling expenses	5,199	4,066	28%	10,288	8,844	16%
Research and development expenses	1,052	1,543	(32)%	2,101	2,908	(28)%
Amortization of intangible assets	236	536	(56)%	473	1,072	(56)%
Total	$17,646	$15,359	15%	$34,255	$30,136	14%

General and Administrative Expenses

General and administrative expenses were $11.2 million for the three months ended June 30, 2011 compared to $9.2 million for the three months ended June 30, 2010, an increase of $1.9 million or 21%. The increase in general and administrative expenses is due to an increase of $0.9 million in compensation and benefits as a result of increased headcount, $0.2 million in stock-based compensation, $0.3 million in professional and consulting fees, $0.2 million in depreciation expense and $0.3 million in other expenses.

General and administrative expenses were $21.4 million for the six months ended June 30, 2011 compared to $17.3 million million for the six months ended June 30, 2010, an increase of $4.1 million or 24%. The increase in general and administrative expenses is due to an increase of $1.8 million in compensation and benefits as a result of increased headcount, $0.8 million in stock-based compensation as we recorded a full six months of expense in 2011 for certain awards granted in mid to late 2010, $0.4 million in professional and consulting fees, $0.5 million in travel and entertainment, $0.3 million in depreciation expense

Index to Form 10-Q

and $0.3 million in other expenses.

Marketing and Selling Expenses

Marketing and selling expenses were $5.2 million for the three months ended June 30, 2011 compared to $4.1 million for the three months ended June 30, 2010, an increase of $1.1 million or 28%. The increase in marketing and selling expenses was mainly due to an increase of $0.3 million in compensation and benefits, $0.5 million in commissions expense and $0.3 million in consulting expense.

Marketing and selling expenses were $10.3 million for the six months ended June 30, 2011 compared to $8.8 million for the six months ended June 30, 2010, an increase of $1.4 million or 16%. The increase in marketing and selling expenses was mainly due to an increase of $0.3 million in compensation and benefits, $0.7 million in commissions expense, $0.3 million in consulting expense and $0.1 million in other expenses.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software. Research and development expenses were $1.1 million for the three months ended June 30, 2011 and $1.5 million for the three months ended June 30, 2010, a decrease of $0.5 million or 32%. The decrease in research and development expenses is mainly due to our capitalization of certain labor costs related to the development of IntelliSOURCE version 2.0 and version 3.0 during the second quarter of 2011. The amortization of these capitalized software costs will be recorded to cost of revenue.

Research and development expenses were $2.1 million for the six months ended June 30, 2011 and $2.9 million for the six months ended June 30, 2010, a decrease of $0.8 million or 28%. The decrease in research and development expenses is mainly due to our capitalizing certain labor costs related to the development of IntelliSOURCE version 2.0 and version 3.0 during the first half of 2011.

Amortization of Intangible Assets

Amortization of intangible assets was $0.2 million for the three months ended June 30, 2011 compared to $0.5 million for the three months ended June 30, 2010, a decrease of $0.3 million or 56%. Amortization of intangible assets was $0.5 million for the six months ended June 30, 2011 compared to $1.1 million for the six months ended June 30, 2010, a decrease of $0.6 million or 56%. The decrease in amortization expense is due to the decrease in intangible assets as a result of our impairment assessment during the fourth quarter of 2010.  In addition to the amortization presented in operating expenses, we also recorded $0.2 million in amortization expense for each of the three months ended June 30, 2011 and 2010 and $0.4 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, in cost of revenue.

Interest and Other Expense, Net

We recorded net interest and other expense of $0.7 million during the three months ended June 30, 2011 compared to $0.3 million during the three months ended June 30, 2010, an increase of $0.4 million. The increase in net interest and other expense is primarily due to the increased interest expense associated with our subordinated convertible loan agreement with Partners for Growth, or PFG, entered into on November 5, 2010 and amended effective March 31, 2011.

We recorded net interest and other expense of $1.7 million during the six months ended June 30, 2011 compared to $0.4 million during the six months ended June 30, 2010, an increase of $1.3 million. The increase in net interest and other expense is primarily due to the increased interest expense associated with our subordinated convertible loan agreement with PFG entered into on November 5, 2010 and amended effective March 31, 2011, as well as a $0.5 million charge to write off unamortized debt issuance costs during the first quarter of 2011 related to the modification of the PFG agreement.

Income Taxes

A provision of $18,000 and $55,000 was recorded for the three months ended June 30, 2011 and 2010, respectively, related to a deferred tax liability and current state tax payable. A provision of $33,000 and $115,000 was recorded for the six months ended June 30, 2011 and June 30, 2010, respectively, related to a deferred tax liability and current state tax payable. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of June 30, 2011 and 2010.

Index to Form 10-Q

 Liquidity and Capital Resources

The Company has incurred losses since inception, resulting in an accumulated deficit of $232.8 million and stockholders' equity of $31.4 million as of June 30, 2011. Working capital as of June 30, 2011 was $23.9 million, consisting of $68.4 million in current assets and $44.6 million in current liabilities, including $3 million of long-term debt due within one year.   Our total long-term debt as of June 30, 2011 was $20.3 million, excluding the $3 million included in current liabilities. Further, we anticipate spending approximately $4 million to $7 million on capital expenditures during the second half of fiscal 2011.

We had aggregate available borrowing capacity under our Silicon Valley Bank, or SVB, loan agreement of $5.1 million as of June 30, 2011; however, to the extent that we do not maintain at least $20 million of unrestricted cash at all times, then this additional capacity is not available to us and could cause other potential defaults in our borrowing arrangements such that all outstanding debt could become due.  Even with our anticipated revenue growth or cash expenditure reductions, it is possible that the Company's cash balance may fall below $20 million. Should the Company's unrestricted cash balance fall below $20 million and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under our SVB loan agreement. Further, if we do not achieve certain revenue growth targets (i.e. $99.7 million in revenue for the nine months ending September 30, 2011 and $139.8 million in revenue for the year ending December 31, 2011), Partners for Growth III, L.P., or PFG, has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the PFG loan. Such payments would be front-loaded, such that 45% of the loan balance (approximately $6.8 million as of June 30, 2011) would be due over the first twelve months after PFG's election. If PFG exercises its Amortization Right (as defined in the loan agreement) and the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if the Company fails to meet future minimum revenue targets. Also, any failure by the Company to pay any obligations that become due and payable may constitute an event of default under the SVB loan agreement or PFG loan. Such event of default could enable SVB or PFG to accelerate all amounts due under their respective loans or exercise other remedies available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause us to breach certain financial covenants of either the SVB or PFG loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB or PFG to exercise their remedies under their respective agreements, including acceleration of all amounts due thereunder.

Management believes that there are various options available for effective and reasonable capitalization of the Company that will allow for sufficient cash on hand to continue operations for the next 12 months. Management will continue to actively explore all such financing options, including restructuring of our current credit facilities in the near term. Our ability to secure additional capital, modify our existing debt terms to meet our projected revenue growth or cash expenditure reductions cannot be assured, and in such event, this could have a material adverse impact on our liquidity, financial position and results of operations.

The following table summarizes our cash flows for the six months ended June 30, 2011 and 2010 (dollars in thousands):

	Six Months Ended
	June 30,
	2011	2010
Operating activities	$(7,794)	$(10,244)
Investing activities	22,837	6,353
Financing activities	(1,438)	(1,746)
Net change in cash and cash equivalents	$13,605	$(5,637)

Cash Flows Used in Operating Activities

Cash used in operating activities was $7.8 million for the six months ended June 30, 2011 compared to $10.2 million for the six months ended June 30, 2010, a decrease of $2.5 million.  The change in cash flows from operating activities included a decrease in net loss of $4.9 million, after adjusting for non-cash items including depreciation, amortization and stock-based compensation.  The remaining change of $2.4 million in cash flows from operating activities was a result of the change in operating assets and liabilities, primarily an increase in the change in accounts receivable due to increased billings in our new turnkey programs as well as timing of cash receipts and a decrease in the change in deferred revenue due to the recognition of revenue from the New Mexico residential VPC program and the expiration of our Nevada VPC contract in 2010.

Index to Form 10-Q

Cash Flows Provided by Investing Activities

Cash provided by investing activities was $22.8 million for the six months ended June 30, 2011 compared to cash provided by investing activities of $6.4 million during the six months ended June 30, 2010, an increase of $16.5 million.  The increase was due to a change in marketable securities of $18.7 million as we sold certain marketable securities and allowed others to mature in order to reinvest those funds in more liquid cash and cash equivalents.  Additionally, we incurred increased capital expenditures during the six months ended June 30, 2011 as we invested in our network operations and data center, capitalized certain software development costs, and continued to build out our IEM networks in existing VPC programs.

Cash Flows Used in Financing Activities

Cash flows used in financing activities were $1.4 million and $1.7 million for the six months ended June 30, 2011 and 2010, respectively, mainly consisting of $1.5 million in payments, net of borrowings, of our SVB debt facility during both periods.

 Indebtedness

As of June 30, 2011, $3.0 million of our outstanding debt was due within the next twelve months and $1.5 million of our outstanding debt is due during the second half of 2011.  As of June 30, 2011, we were in compliance with the financial and restrictive debt covenants of our outstanding debt facilities.

Letters of Credit

Our facility with SVB provides for the issuance of up to $30.0 million of letters of credit. As of June 30, 2011, we had $21.5 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $1.2 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

Our residential VPC programs require a significant amount of capital spending to build out our demand response systems. We expect to incur approximately $11 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which $2 million to $4 million is anticipated to be incurred through December 31, 2011. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Over the last few months, we have significantly upgraded the technology infrastructure that supports our solutions, for the purpose of providing our clients with the reliability as well as increased flexibility to run the demand management solutions, including testing and deploying our IntelliSOURCE platform.  We expect to incur approximately $2 million to $3 million in additional capital expenditures through December 31, 2011 as we complete the upgrade to our infrastructure.

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

We define Adjusted EBITDA as EBITDA before stock-based compensation expense. Management does not believe that stock-

Index to Form 10-Q

based compensation is indicative of our core operating performance because the stock-based compensation is fixed at the grant date, then expensed over a period of several years after the grant date, and generally cannot be changed or influenced by management after the grant date.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(7,046)	$(10,348)	$(16,832)	$(20,532)
Depreciation and amortization	984	1,002	1,923	1,988
Interest expense, net	633	292	1,589	357
Provision for income taxes	18	55	33	115
EBITDA	(5,411)	(8,999)	(13,287)	(18,072)
Non-cash stock compensation expense	1,022	843	2,158	1,325
Adjusted EBITDA	$(4,389)	$(8,156)	$(11,129)	$(16,747)

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

A reconciliation of net loss, the most directly comparable GAAP measure, to non-GAAP net loss for each of the fiscal periods indicated is as follows (dollars in thousands):

Index to Form 10-Q

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(7,046)	$(10,348)	$(16,832)	$(20,532)
Non-cash stock compensation expense	1,022	843	2,158	1,325
Amortization of intangible assets from acquisitions	234	532	467	1,064
Change in acquisition-related deferred income taxes	6	55	21	115
Non-GAAP net loss	$(5,784)	$(8,918)	$(14,186)	$(18,028)

Net loss per share (basic and diluted)	$(0.28)	$(0.42)	$(0.68)	$(0.83)
Non-cash stock compensation expense	0.04	0.03	0.09	0.05
Amortization of intangible assets from acquisitions	0.01	0.02	0.02	0.04
Change in acquisition-related deferred income taxes	—	—	—	—
Non-GAAP net loss per share (basic and diluted)	$(0.23)	$(0.36)	$(0.57)	$(0.73)

Weighted average shares used in computation (basic and diluted)	24,877,264	24,618,730	24,834,065	24,598,205

Index to Form 10-Q

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011. We believe that there have been no significant changes from December 31, 2010 during the quarter ended June 30, 2011.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Additionally, our disclosure controls and procedures were also effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Index to Form 10-Q

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

We have provided information about certain legal proceedings in which we are involved in Note 6 to the condensed consolidated financial statements included in this report.

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

Index to Form 10-Q

investigations, lawsuits, arbitrations, claims and other legal proceedings, please see "Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 9, 2011.

Item 1A: Risk Factors

You should carefully consider the risks described in the risk factors below before making a decision to invest in our common stock or in evaluation of Comverge and our business. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we do not presently know, or that we currently view as immaterial, may also impair our business operations. This report is qualified in its entirety by these risk factors.

The actual occurrence of any of the risks described below could materially harm our business, prospects, financial condition and results of operations. In that case, the trading price of our common stock could decline.

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

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of the contract term. Our estimated payments from these long-term contracts are based on a number of assumptions. The expectations regarding our annual and multi-year contracts include assumptions relating to purchase orders received, contractual minimum order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases. We also assume that we will be able to meet our obligations under these contracts on a timely basis. The expectations regarding the build-out of our turn-key and capacity contracts are based on our experience to date in building out the load management systems as well as future expectations for continuing to enroll participants in each contract's service territory. In some instances, we may not build out at the anticipated rate due to, among other things, enrollment rates varying from our expectations. We have also included assumptions for how we believe the programs will perform during the measurement and verification tests. If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts. While we have historically recorded a $0.3 million penalty per megawatt in liquidated damages for each megawatt that we believed we would not fulfill for our energy efficiency contracts, we have not reduced our anticipated payments from long-term contracts for any penalties. As of June 30, 2011, we anticipated a potential payment of $0.2 million in liquidated damages for our energy efficiency contracts based on our build-out rate for the 2011 program year. We have also assumed that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average. Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, cancelled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts. A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments. In addition, our estimated payments from long-term contracts may not as the timing of payment and revenue recognition may vary period to period.
Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that

Index to Form 10-Q

we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of June 30, 2011, we had contractual backlog of $125 million through June 30, 2012.
Our loan and security agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity and our business.
Our loan and security agreements contain covenants that may limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise. For instance, provisions in our loan and security agreements with Silicon Valley Bank (“SVB”) and Partners for Growth III, L.P. (“PFG”) impose restrictions on our ability to, among other things, incur more debt; pay dividends and make distributions; make certain investments; redeem or repurchase capital stock; create liens; enter into transactions with affiliates; and merge or consolidate.
For example, under our SVB loan and security agreement, our borrowing availability is subject to a monthly borrowing base calculation based upon our unrestricted cash balances maintained at SVB and accounts receivable balances. An essential component of the borrowing base calculation is a requirement to maintain a minimum cash balance at all times of at least $20 million. We had aggregate available borrowing capacity under our SVB loan agreement of $5.1 million as of June 30, 2011; however, to the extent that we do not maintain at least $20 million of unrestricted cash at all times, then this additional capacity is not available to us and could cause other potential defaults in our borrowing arrangements such that all outstanding debt could become due.  Even with our anticipated revenue growth, it is possible that the Company's cash may fall below $20 million. Should the Company's unrestricted cash balance fall below $20 million and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under our SVB loan agreement. Our ability to maintain the requisite minimum cash balance is directly dependent on our ability to manage our cash expenditures, add new sources of revenue, and/or obtain additional capitalization. There can be no guarantee that we will be successful in these endeavours. While a failure to maintain the minimum cash balance is not an event of default or breach of any covenant under the SVB loan agreement, a reduction in our cash balance below the required minimum threshold would affect our borrowing base capacity and may result in our inability to borrow, obtain sufficient funds, refinance or restructure the loan and security agreement. Under such circumstances, this could have a material adverse impact on our liquidity, financial position and results of operations.

Our failure to meet various covenants and financial tests contained in our loan and security agreements could have a material adverse effect on our financial condition.
The SVB and PFG loan agreements contain customary covenants, including covenants which require us to meet specified financial ratios and financial tests. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our loan and security agreements with SVB and PFG. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to repay all amounts outstanding. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause us to breach certain financial covenants of the SVB and PFG loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB or PFG to exercise their remedies under their respective agreements, including acceleration of all amounts due thereunder. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. Further, an event of default under our PFG agreement contractually qualifies as an event of default under our SVB agreement. The PFG agreement also sets forth certain quarterly revenue targets. If the revenue targets are not maintained, PFG has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the loan. Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve months after the PFG's election. If PFG exercises its Amortization Right (as defined in the loan agreement) and we subsequently comply with succeeding measurements periods, we may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if we fail to meet future minimum revenue targets. Our ability to meet the revenue targets is dependent on us securing new customers. There can be no guarantee that we will be able to add customers and the related additional revenue sufficient to meet the revenue targets. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.

Index to Form 10-Q

As such, we cannot assure that our assets or cash flow would be sufficient to fully repay borrowings under our outstanding loan and security agreements either upon an event of default, upon maturity or if accelerated, or that we would be able to refinance or restructure the payments on those agreements. Upon a default, our lenders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business, liquidity, financial position and results of operations, and, if our lenders exercise their rights and remedies, we would likely be forced to seek bankruptcy protection.
We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share, revenues and profit.

We face strong competition from traditional IEM and clean energy providers, both larger and smaller than us, from advanced metering infrastructure equipment and from energy service providers. In addition, we may face competition from large internet and/or software based companies. Advanced metering infrastructure systems generally include advanced meter reading with a demand response component, including a communications infrastructure. Energy service providers typically provide expertise to utilities and end-use consumers relating to energy audits, demand reduction or energy efficiency measures. We also compete against traditional supply-side resources such as natural gas-fired power plants and independent power producers. In addition, some providers of advanced meter reading products may add demand response products or energy services to their existing business, and other such providers may elect to add similar offerings in the future. Further, energy service providers may add their own demand response solutions, which could decrease our base of potential customers and could decrease our revenues and profitability.
Certain energy service and advanced metering infrastructure providers are substantially larger and better capitalized than we are and these providers have the ability to combine (1) advanced meter reading or commodity sales and (2) demand response products into an integrated offering to a large existing customer base. Because many of our target customers already purchase either advanced meter reading, energy efficiency products or services, demand response products or services, or commodities from one or more of our competitors, our success depends on our ability to attract target customers away from their existing providers or to partner with one or more of these entities to distribute our products. In addition, the target market for our capacity programs has been composed largely of “early adopters,” or customers who have sought out new technologies and services. Because the number of early adopters is limited, our continued growth will depend on our success in marketing and selling our capacity programs to mainstream customers in our target markets. Larger competitors could focus their substantial financial resources to develop a competing business model that may be more attractive to potential customers than what we offer. Competitors who also provide advanced metering infrastructure, energy services or commodities may offer such services at prices below cost or even for free in order to improve their competitive positions. In addition, because of the other services that our competitors provide, they may choose to offer IEM services as part of a bundle that includes other products, such as residential advanced meter reading and automated invoicing, which we do not offer. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.
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
The significant competition in our industry has resulted in increasingly aggressive pricing, and we anticipate that prices may continue to decrease. We believe that in some instances our prices are currently higher than those of our competitors for similar solutions. Users of our solutions may switch to another clean energy provider based on price, particularly if they perceive the quality of our competitors' products to be equal to or better than that of our products. Continued price decreases by our competitors could result in a loss of customers or a decrease in the growth of our business, or it may require us to lower our prices to remain competitive, which would result in reduced revenues and lower profit margins and may adversely affect our results of operations and financial position and delay or prevent our future profitability.

Failure to provide quality products and services, including third party suppliers manufacturing quality products and third-party installers' properly installing our products, could cause malfunctions of our products, potential recalls or replacements or delays in the delivery of our products or services, which could damage our reputation, cause us to lose customers and negatively impact our revenues and growth.

Our success depends on our ability to provide quality products and reliable services in a timely manner, which in part depends on the proper functioning of facilities and equipment owned, operated and/or manufactured by third parties upon which we depend. For example, our reliance on third parties includes:

Index to Form 10-Q

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
Because we are wholly dependent upon third parties for the manufacture and supply of certain products, the event of a significant interruption in the manufacturing or delivery of our products by these vendors or in defects from the manufacturers, could result in our being required to expend considerable time, effort and expense to establish alternate production lines at other facilities and our operations could be materially disrupted, which could cause us to not meet production deadlines and lose customers. In addition, our contracts often provide that we install products in the end-users' facilities or premises using Comverge employees or third party installers. To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction. Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers. In addition, our brand, reputation and growth could be negatively impacted. For example, in August, 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission (the “CPSC”) to address a product issue with the thermostats that White-Rodgers had shipped to Comverge. White-Rodgers reported to the CPSC that it was aware of incidents of battery leakage in the model of thermostat sold to Comverge, in which battery leakage led to an overheating of the device. We are not aware of any reports of personal injury associated with these incidents, but are aware of claims for minor property damage. White-Rodgers informed us that in the event of battery leakage, electrolyte can contact the printed circuit board, which may result in the circuit board overheating. White-Rodgers has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan that was approved by the CPSC in January 2011 to address thermostats in inventory and thermostats installed in the field. White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action. Comverge is not aware of any information suggesting that Comverge's communication module in these thermostats is related to the reported incidents. This corrective action by White-Rodgers could impact our current and future utility residential demand response business, including but not limited to continued business and installations in 2011. In relation to the White-Rodgers thermostat issue, Comverge is involved in litigation and disputes to address certain customers' complaints relating to the White-Rodgers thermostat issue. For further information on lawsuits relating to the thermostat issue, see “Item 1 - Legal Proceedings” contained in this Quarterly Report on Form 10-Q.

We will require significant capital to pursue our growth strategy, but we may not be able to obtain additional financing on acceptable terms or at all.

The growth of our business will depend on significant amounts of capital for marketing and product development of our IEM solutions, including intelligent hardware and software. In addition, we will consider both international expansion and strategic acquisitions of complementary businesses or technologies to grow our business, which could require significant capital and could increase our capital expenditures related to future operation of the acquired business or technology. We may not be able to obtain additional capital on acceptable terms or at all. Because of our losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. Moreover, our loan and security agreements contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. There can be no assurance that we will be able to obtain such financing and a failure to obtain additional financing when needed could adversely affect our ability to maintain and grow our business.
Any restructuring activities that we may undertake, including our recently announced expense reduction initiative, may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We regularly evaluate our existing operations, anticipated customer demand and business efficiencies and, as a result of such evaluations, we may undertake restructuring activities within our businesses, including our recently announced expense reduction initiative. These restructuring plans may involve higher costs or longer timetables than we anticipate and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses and other costs. These restructuring activities may not result in improvements in future financial performance. If we are unable to realize the benefits of any restructuring activities or appropriately structure our businesses to meet market conditions, the restructuring activities could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We rely on certain components and products from a single supplier or a limited number of suppliers.

Index to Form 10-Q

We rely on third party suppliers to manufacture and supply certain products for our various capacity programs. In addition, some of the components necessary for our products are currently provided to us by a single supplier, including certain thermostats used in our utility residential demand response business, and we generally do not maintain large volumes of inventory. Our reliance on these third parties involves a number of risks, including, among other things, the risk that:

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

We derive substantially all of our revenues from the sale of solutions, products and services, directly or indirectly, to the electric utility industry and open market programs. In relation to our electric utility customers, purchases of our solutions, products or services by electric utilities may be deferred or cancelled as a result of many factors, including consolidation among electric utilities, changing governmental or grid operator regulations, weather conditions, rising interest rates, reduced electric utility spending and general economic downturns. In addition, a significant amount of revenue is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts. This revenue is particularly susceptible to variability based on changes in the spending patterns of our utility customers.
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

Index to Form 10-Q

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
We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers. In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development. Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines. In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire. As an example, we are required to develop certain new products with certain milestones for our Pepco Holdings, Inc. agreement, announced on January 23, 2009. In addition, we are developing and enhancing our software platform, IntelliSOURCE. Delays in development schedules could negatively affect our business. We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in cancelled orders, deferred or lost revenues and/or margin compression and our inability to successfully compete in new markets.

The expiration of our capacity contracts without obtaining a renewal or replacement capacity contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so. For example, our capacity contract agreement with NV Energy was not continued in 2011. NV Energy accounted for 4%, 12% and 12% of our total revenue in 2010, 2009 and 2008, respectively.
Regulatory or legislative rule changes made by major grid operators, state commissions, or FERC, could adversely impact our revenues.

We operate in a regulated market. Changes to rules, regulations, or laws may affect our business and anticipated revenues. During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market. The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers. Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs. We rely on our demand response programs to generate revenue and PJM or any other major grid operator may reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business. Rule changes relating to the capacity market at PJM expanding the availability of demand response resources outside of the summer months have been approved by the FERC, which could take effect three years from now. In addition, FERC has approved a rule change re-establishing pricing for demand response energy programs and the independent system operators and regional transmission organizations have filed, and are expected to continue to file, their plans for implementation in 2011. These rule changes are not clearly defined, and in turn, the effects any such rule changes could have on our revenues are unknown at this time; however, such rule changes have taken effect.

We could be required to make substantial refunds or pay damages to our customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated or required under the applicable agreements.

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers. Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures. While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years. If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty. In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life. Due to our potential participants' limited capital spending and increased competition in the marketplace, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner. If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay penalties of up to $0.3 million per megawatt that

Index to Form 10-Q

we fail to obtain in 2011 and 2012. As of June 30, 2011, we have recorded potential liquidated damages for capacity fulfillment delays related to certain 2011 contractual milestones.
In the open market programs, which typically have a term of one to three years, we sell capacity that we obtain through our programs to independent system operators. The independent system operator makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. A contract year generally begins on June 1st and ends May 31st of the following year. We and the independent system operator analyze results of the metering data collected during the capacity events or test events to determine the capacity that was available during the actual event. Any discrepancy between our analysis of the metering data and the analysis from the independent system operator could result in lower than expected revenues or potential damages payable by us. In addition, the PJM Interconnection (“PJM”) open market program has amended rules which create potential penalties if the projected megawatts do not perform. To the extent PJM does not call an event, test events will be initiated before September 30 of each year to test the potential capacity. If we do not provide the required capacity during an event or test event, we may be subject to penalties. PJM has recently eliminated the Interruptible Load for Reliability (“ILR”) program effective 2012. Customers that currently participate as ILR resources must be moved into other open market programs by 2012 in order to avoid loss of revenue. This change also (i) requires additional capital support for both planned and new megawatts under the three-year Base Residual Auction and (ii) has increased the potential penalties for non-compliance. As a result of the elimination of the ILR program and the changing open market programs, we may incur significantly higher penalties in the future.
Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. A contract year generally begins at the end of the summer months, after a utility's seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. We refer to measured and verified capacity as our available capacity. Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity. Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control. If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our VPC contracts. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process as the annual settlement. For the contract year 2010, we received approximately $0.1 million, in the aggregate, excluding the NV Energy program which expired in January 2011, as a result of the programs' annual settlement. For 2009 and 2008, we paid $0.6 million and $0.2 million, respectively, as a result of the annual settlement.
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

We are occasionally required to provide letters of credit, bid bonds or performance bonds to secure our performance under customer contracts or open market programs. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the

Index to Form 10-Q

overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. Our ability to obtain letters of credit under our loan and security agreement with Silicon Valley Bank is limited to $30.0 million in the aggregate. As of June 30, 2011, we had $21.5 million of letters of credit outstanding from the facility. If we enter into significant long-term agreements or increase our bidding in certain open market power pools and either of which require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

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

In the past, during periods of growth, we have not been able to expand our customer care operations quickly enough to meet the needs of our increased customer base, and the quality of our customer care has suffered. As we add new and complex products and services or we undergo product issues with corrective actions, we will face challenges in increasing and training our

Index to Form 10-Q

customer care staff. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care in a timely manner, we may experience customer dissatisfaction and increased participant terminations. The risk is enhanced through selling solution based systems, contingent upon our IntelliSOURCE software, as the software and potential integration are complex and often times outside of our control (i.e. in the instance and to the extent we are required to integrate with an AMI provider's meter software).

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

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including R. Blake Young, our President and Chief Executive Officer; David Mathieson, our Executive Vice President and Chief Financial Officer; Edward J. Myszka, our Executive Vice President of Program Delivery; Christopher Camino, our Executive Vice President of

Index to Form 10-Q

Sales and Marketing and Chief Marketing Officer; Steve Moffitt, our Executive Vice President and Chief Operating Officer; Arthur Vos IV, our Senior Vice President of Utility Sales and Chief Technology Officer; Matt Smith, our Senior Vice President, General Counsel and Secretary; and Teresa Naylor, our Senior Vice President of Human Resources. We do not maintain key-person insurance on any of these individuals. Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.

The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

From 2001 through June 30, 2011, we have invested over $22.4 million in research and development costs associated with our current products. From time to time, our customers have expressed a need for increased functionality in our products and software. In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services. Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy. Furthermore, we may not achieve market acceptance of our new products, solutions and software. For example, in the past we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance. If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected. In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.

We face risks related to potential expansion into international markets.

We may expand our addressable market by pursuing opportunities to provide IEM solutions in international markets. We have had little experience operating large programs in markets outside of the United States. Accordingly, new markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. There can be no assurance that we will be successful in responding to these and other challenges we may face as we enter and attempt to expand in international markets. International operations also entail a variety of other risks, including:

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

Index to Form 10-Q

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

•
our ability to borrow, or our customer's availability to borrow, from other financial institutions could be adversely affected by further disruptions in the capital markets or other events, including actions by credit rating agencies and investor expectations.

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
The rapid growth of the clean energy sector may cause us to experience more competition for acquisition opportunities, which could result in higher valuations for acquisition candidates. As a result, we may be required to pay more for acquisitions we believe are beneficial, which could, in turn, require us to recognize additional goodwill in connection with such acquisitions. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit. In addition, in the event that we issue shares of our common stock as part or all of the purchase price, an acquisition will dilute the ownership of our then-current stockholders. Once integrated, acquired operations may not achieve levels of revenues, synergies or productivity comparable to those achieved by our existing operations, or otherwise perform as expected. For example, we did not experience the anticipated revenue growth during 2010, 2009 and 2008 from our

Index to Form 10-Q

acquisitions of Enerwise and PES, which was due in part to PES not reaching its anticipated build-out and in part to the regulatory rule change in 2008 that affected Enerwise's economic program in PJM. In addition, future acquisitions could result in the incurrence of additional indebtedness and other expenses. There can be no assurance that our acquisition strategy will not have a material adverse effect on our business, financial condition and results of operations.

Our business may become subject to modified or new government regulation, which may negatively impact our ability to market our products.

Our products and services are not subject to the majority of existing federal and state regulations in the U.S. governing the electric utility industry. However, our products and services are subject to government oversight and regulation under certain federal, state and local laws and ordinances, particularly relating to market participation and manipulation, communication requirements, building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover our products and services. If any of these things occur, as applicable to our products or services, whether at the federal, state or local level, they may negatively impact the installation, servicing and marketing of our products and increase our costs and the price of our products and services. We are currently evaluating various state regulations regarding installation work for one of our programs. While we do not know the outcome of our evaluation or the potential for any state regulatory board to address such work, there is the potential that we could suffer a loss of significant installation revenue, if not all installation revenue, for this contract.

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

We may be required to record a significant charge to earnings if our intangible assets become impaired.

We are required under generally accepted accounting principles to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. During the years ended December 31, 2010 and 2008, we recorded significant charges to earnings in our consolidated financial statements as a result of our determination that certain goodwill and intangible assets were impaired. See “Item 8 - Financial Statements and Supplementary Data, Note 7” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 for discussion on the impairment charges. We will continue to evaluate our remaining intangible assets as required under generally accepted accounting principles and those results could adversely impact our results of operations in the future.

If we fail to hire and train additional personnel and improve our controls and procedures to respond to the growth of our business, the quality of our products and services could materially suffer and cause us to lose customers.

Our business and operations have expanded rapidly since our inception. For example, from January 2003 through June 30, 2011, the number of our employees increased more than 700%, growing from 70 to 564. To continue expanding our customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company. In addition, we must continue to successfully train, motivate and retain our existing and future employees. In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.

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

Index to Form 10-Q

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 25,486,474 shares of common stock were outstanding as of June 30, 2011. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

Our fifth amended and restated certificate of incorporation, our second amended and restated bylaws and Delaware law contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

Provisions in our fifth amended and restated certificate of incorporation, our second amended and restated bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult or expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential hostile takeover attempts and could adversely affect the market price of our common stock. Our fifth amended and restated certificate of incorporation and our second amended and restated bylaws:

•
currently provide for a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change of control. At our 2010 Annual Meeting, our shareholders approved a shareholder proposal that requested the board to take the necessary steps to declassify the board and to adopt the annual election of each director. While our board recommended declassifying the board at our 2011 Annual Meeting, the proposal did not receive the affirmative vote of at least 66 2/3% of the total number of outstanding shares required to amend our

Index to Form 10-Q

certificate of incorporation in order to implement the declassification of the board and therefore, the classified structure of the board remains in place;

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

There were no unregistered sales of equity securities during the quarter ended June 30, 2011.

During 2007, we completed public offerings of our common stock on April 18, 2007 (Registration Nos. 333-137813 and 333-142082) and December 12, 2007 (Registration No. 333-146837). Net proceeds to us from both offerings were $110 million.

Of the net proceeds received, we utilized $34 million for our two acquisitions completed during 2007, $10 million to repay outstanding debt over the last four years, $18 million for non-financed capital expenditures and $48 million to fund the operations of our business and for general corporate purposes.

The following table presents shares surrendered during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
April 2011	547	$4.14
May 2011	2,423	$3.77
June 2011	1,421	$3.43
(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

Index to Form 10-Q

Item 6: Exhibits

The following documents are filed as exhibits to this report:

10.1&	Executive Employment Agreement, dated May 31, 2011, by and between the Company and David Mathieson
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
& Confidential treatment has been requested for portions of this exhibit.

Index to Form 10-Q

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Comverge, Inc.
(Registrant)

August 9, 2011	/s/R. Blake Young
(Date)	R. Blake Young
President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2011	/s/David Mathieson
(Date)	David Mathieson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)