Form 10-Q
period 2011-09-30
COMVERGE, INC.
filed 2011-11-09
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

There were 25,430,700 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on November 2, 2011.

Comverge, Inc.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$25,505	$7,800
Restricted cash	4,755	1,736
Marketable securities	—	27,792
Billed accounts receivable, net	18,709	14,433
Unbilled accounts receivable	16,691	17,992
Inventory, net	9,968	9,181
Deferred costs	4,871	1,712
Other current assets	1,251	2,056
Total current assets	81,750	82,702
Restricted cash	719	3,733
Property and equipment, net	26,460	22,480
Intangible assets, net	3,570	3,816
Goodwill	499	499
Other assets	464	927
Total assets	$113,462	$114,157
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$3,131	$8,455
Accrued expenses	27,808	17,375
Deferred revenue	14,040	5,821
Current portion of long-term debt	3,000	3,000
Other current liabilities	8,282	7,962
Total current liabilities	56,261	42,613
Long-term liabilities
Deferred revenue	421	1,662
Long-term debt	24,000	21,750
Other liabilities	1,659	2,074
Total long-term liabilities	26,080	25,486
Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 25,476,115 and outstanding 25,430,700, shares as of September 30, 2011 and issued 25,355,223 and outstanding 25,329,118 shares as of December 31, 2010	25	25
Additional paid-in capital	265,101	262,226
Common stock held in treasury, at cost, 45,415 and 26,105 shares as of September 30, 2011 and December 31, 2010, respectively	(325)	(257)
Accumulated deficit	(233,654)	(215,947)
Accumulated other comprehensive income (loss)	(26)	11
Total shareholders' equity	31,121	46,058
Total liabilities and shareholders' equity	$113,462	$114,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Product	$5,414	$5,798	$17,768	$16,553
Service	43,189	45,937	81,915	65,610
Total revenue	48,603	51,735	99,683	82,163
Cost of revenue
Product	4,397	4,588	14,214	12,594
Service	27,612	30,928	49,767	43,278
Total cost of revenue	32,009	35,516	63,981	55,872
Gross profit	16,594	16,219	35,702	26,291
Operating expenses
General and administrative expenses	10,410	10,496	31,803	27,808
Marketing and selling expenses	5,107	4,634	15,395	13,478
Research and development expenses	1,216	1,664	3,317	4,572
Amortization of intangible assets	106	536	579	1,608
Operating loss	(245)	(1,111)	(15,392)	(21,175)
Interest and other expense, net	612	214	2,264	567
Loss before income taxes	(857)	(1,325)	(17,656)	(21,742)
Provision for income taxes	18	55	51	170
Net loss	$(875)	$(1,380)	$(17,707)	$(21,912)
Net loss per share (basic and diluted)	$(0.04)	$(0.06)	$(0.71)	$(0.89)
Weighted average shares used in computation	24,914,085	24,718,710	24,861,031	24,638,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(17,707)	$(21,912)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,821	966
Amortization of intangible assets and capitalized software	1,268	2,121
Stock-based compensation	2,763	2,335
Other	1,232	1,022
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable, net	(2,932)	(23,278)
Inventory, net	(1,820)	(1,911)
Deferred costs and other assets	52	(1,406)
Accounts payable	(5,324)	(1,851)
Accrued expenses and other liabilities	10,539	16,902
Deferred revenue	6,978	17,109
Net cash used in operating activities	(3,130)	(9,903)
Cash flows from investing activities
Changes in restricted cash	(5)	362
Purchases of marketable securities	—	(13,948)
Maturities/sales of marketable securities	27,724	26,262
Purchases of property and equipment	(9,152)	(5,765)
Net cash provided by investing activities	18,567	6,911
Cash flows from financing activities
Borrowings under debt facility	12,500	18,000
Repayment of debt facility	(10,250)	(20,250)
Other	44	(431)
Net cash provided by (used) in financing activities	2,294	(2,681)
Effect of exchange rate changes on cash and cash equivalents	(26)	—
Net change in cash and cash equivalents	17,705	(5,673)
Cash and cash equivalents at beginning of period	7,800	16,069
Cash and cash equivalents at end of period	$25,505	$10,396
Cash paid for interest	$1,355	$723
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(214)	$(201)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business and Basis of Presentation

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide intelligent energy management solutions that enable energy providers and consumers to optimize their power usage and meet peak demand.  The Company delivers its intelligent energy management solutions through a portfolio of hardware, software and services.  The Company has two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010, and cash flows for the nine months ended September 30, 2011 and 2010, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2010 on Form 10-K filed on March 9, 2011.

The condensed consolidated balance sheet as of December 31, 2010 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

Liquidity

The Company has incurred losses since inception, resulting in an accumulated deficit of $233,654 and stockholders' equity of $31,121 as of September 30, 2011. Working capital as of September 30, 2011 was $25,489, consisting of $81,750 in current assets and $56,261 in current liabilities, including $3,000 of long-term debt due within one year.   The total long-term debt as of September 30, 2011 was $24,000, excluding the $3,000 included in current liabilities. Further, the Company anticipates spending approximately $2,000 on capital expenditures during the fourth quarter of fiscal 2011.

The Company is required to meet certain financial covenants for both Silicon Valley Bank, or SVB, and Partners for Growth III, L.P., or PFG, lender agreements, specifically a minimum tangible net worth and an adjusted quick ratio. The Company reports compliance with the adjusted quick ratio covenant on a monthly basis and the tangible net worth covenant on a quarterly basis. For the period ended September 30, 2011, the minimum tangible net worth requirement was $40,000. For the fourth quarter of 2011, the minimum tangible net worth requirement is $42,000. For September and the remaining months of 2011, the minimum ratio of current assets to current liabilities is 1.25:1.00. The Company met the covenant requirements for the period ended September 30, 2011; however, management believes it is possible that the Company will not meet the covenant requirements during the fourth quarter of 2011 if additional capitalization of the Company is not achieved. The Company's failure to comply with these covenants may result in the declaration of an event of default and cause the Company to be unable to borrow under its loan agreement with SVB. See "Part II, Item 1A - Risk Factors - Our failure to meet various covenants and financial tests contained in our loan and security agreements could have a material adverse effect on our financial condition." below.

The Company had aggregate available borrowing capacity under its SVB loan agreement of $4,019 as of September 30, 2011; however, to the extent that it does not maintain at least $20,000 of unrestricted cash at all times, then this additional capacity is not available to the Company and could cause other potential defaults in its borrowing arrangements such that all outstanding debt could become due.  Even with its anticipated revenue growth or cash expenditure reductions, it is possible that the

Index to Form 10-Q

Company's cash balance may fall below $20,000. Should the Company's unrestricted cash balance fall below $20,000 and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under its SVB loan agreement. Further, if the Company does not achieve certain year-to-date revenue growth targets, which are $99,658 in revenue for the nine months ending September 30, 2011 and $139,838 in revenue for the year ending December 31, 2011, PFG has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the PFG loan. Such payments would be front-loaded, such that 45% of the loan balance (approximately $6,750 as of September 30, 2011) would be due over the first twelve months after PFG's election. If PFG exercises its Amortization Right (as defined in the loan agreement) and the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if the Company fails to meet future minimum revenue targets. Also, any failure by the Company to pay any obligations that become due and payable may constitute an event of default under the SVB loan agreement or PFG loan. Such event of default could enable SVB or PFG to accelerate all amounts due under their respective loans or exercise other remedies available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause the Company to breach certain financial covenants of either the SVB or PFG loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB or PFG to exercise their remedies under their respective agreements, including acceleration of all amounts due thereunder.

Management believes that there are various options available for the effective and reasonable capitalization of the Company that will allow for sufficient cash on hand to continue operations for the next 12 months. Management will continue to actively explore all such financing options, including restructuring of its current credit facilities in the near term. The Company's ability to secure additional capital or modify its existing debt terms to meet its projected revenue growth or cash expenditure reductions cannot be assured. In addition, certain financing options may require the consent of our current debt holders and we may not be able to obtain such consent or the terms of such consent may be cost-prohibitive. In such event, this could have a material adverse impact on its liquidity, financial position and results of operations and its ability to continue as a going concern.

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

The Company enters into long-term contracts with utilities in which the Company typically owns the underlying intelligent energy management network and provides its customer with electric capacity during the peak season. The Company invoices Virtual Peaking Capacity, or VPC, customers on a monthly or quarterly basis throughout the contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis. In certain VPC contracts, the results of the measurement and verification process are applied retrospectively to the program year. For these contracts, the Company defers revenue and the associated cost of revenue related to these until such time as the annual contract payment is fixed or determinable.   Once a utility’s customer, or program participant, enrolls in one of the Company’s VPC programs, the Company installs hardware at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated as cost of revenue over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  The Company also records telecommunications costs related to the network as cost of revenue.  The cost of revenue is recognized contemporaneously with revenue.

The current deferred revenue and deferred cost of revenue as of September 30, 2011 and December 31, 2010 are provided below:

	September 30, 2011	December 31, 2010
Deferred revenue:
VPC contract related	$9,668	$2,502
Other	4,372	3,319
Current deferred revenue	$14,040	$5,821
Deferred cost of revenue:
VPC contract related	$3,922	$1,041
Other	949	671
Current deferred cost of revenue	$4,871	$1,712

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

The Company bids into forward auctions for open market programs with independent system operators. The program year, which spans from June 1st to May 31st annually for the Company's primary program, is three years from the date of the initial auction. Participation in the capacity program requires the Company to respond to requests from the system operator to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. For participation, the Company receives cash payments on a monthly basis in the program year. The Company may utilize the incremental auctions held within the three-year period prior to the commencement of the program year or may enter into bilateral agreements with other market demand or supply-side providers to fulfill a portion of the megawatts awarded in the initial auction. For the remaining megawatts, the Company enrolls C&I participants in order to fulfill its megawatt commitment with the independent system operator. If the Company remains the primary obligor for the megawatt commitment, the Company recognizes revenue and cost of revenue on a gross basis for those megawatts ratably over the performance period, once the revenue is fixed or determinable. If the Company is released from its obligations to fulfill those megawatts through an incremental auction or a bilateral agreement, the Company recognizes revenue, net of the cost of revenue, at the time that megawatts are accepted and the financial assurance is released.

The Company enters into agreements to provide base load reduction. Energy efficiency revenues are earned based on the Company’s ability to achieve committed capacity through base load reduction. In order to provide this reduction, the Company delivers and installs energy efficiency management solutions. The base load capacity contracts require the Company to provide electric capacity to utility customers and include a measurement and verification of such capacity in order to determine contract consideration. The Company defers revenue and associated cost of revenue until such time as the capacity amount, and therefore the related revenue, is fixed or determinable. Once the reduction amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or the Company has met its performance obligation. Certain contracts contain multiple deliverables, or elements, which require the Company to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria.

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

Comprehensive Loss

The Company reports total changes in equity resulting from revenues, expenses, and gains and losses, including those that do not affect the accumulated deficit. Accordingly, other comprehensive loss includes those amounts relating to unrealized gains and losses on investment securities classified as available for sale as well as the effect of exchange rate changes.

The components of comprehensive loss are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(875)	$(1,380)	$(17,707)	$(21,912)
Unrealized loss on marketable securities	—	27	—	17
Unrealized loss due to effect of exchange rates	(26)	—	(26)	—
Comprehensive loss	$(901)	$(1,353)	$(17,733)	$(21,895)

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers, such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers.  During the three months ended September 30, 2011, the Company had one customer which accounted for 39% of the Company’s revenue. During the nine months ended September 30, 2011, the Company had three customers which accounted for 26%, 15% and 11% of the Company's revenue. The total billed and unbilled accounts receivable from these customers was $22,833, in the aggregate, as of September 30, 2011. The total billed and unbilled accounts receivable from these customers was $19,352, in the aggregate, as of December 31, 2010. During the three months ended September 30, 2010, the Company had one customer which accounted for 59% of the Company’s revenue.  During the nine months ended September 30, 2010, the Company had two customers which accounted for 39% and 13% of the Company's revenue. No other customer accounted for more than 10% of the Company’s total revenue during the three and nine months ended September 30, 2011 and 2010.

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

In May 2011, the FASB issued new guidance for the measurement and disclosure of fair value. The primary objective of the standard is to ensure that fair value has the same meaning under GAAP and International Financial Reporting Standards and to establish common fair value measurement guidance in the two sets of standards. The standard does not change the overall fair value model in GAAP, but it amends various fair value principles and establishes additional disclosure requirements. This new guidance will be effective for interim and annual periods beginning after December 15, 2011, with amendments applied prospectively. The Company is currently evaluating the impact of this guidance.

In June 2011, the FASB issued authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the Statement of Shareholders' Equity, but instead allows companies to elect to present net income and other comprehensive income in one continuous statement (Statement of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. The Company plans to adopt this guidance on January 1, 2012.

In September 2011, the FASB issued new accounting guidance which allows a company the option to make a qualitative evaluation about the likelihood of goodwill impairment. A company will be required to perform the two-step impairment test only if it concludes, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption is not expected to have a material impact on the Company's financial condition or results of operations.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the nine months ended September 30, 2011 and 2010, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	Nine Months Ended
	September 30,
	2011	2010
Subordinated debt convertible to common stock	2,747,252	—
Unvested restricted stock awards	499,988	567,696
Outstanding options	2,632,348	2,619,234
Total	5,879,588	3,186,930

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as well as the balance sheet classification as of September 30, 2011 and December 31, 2010, respectively, is presented below.

	September 30, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Restricted Cash	Marketable Securities
Money market funds	$10,602	$—	$—	$10,602	$10,602	$—	$—
Corporate debentures/bonds	702	—	—	702	702	—	—
Total marketable securities	11,304	—	—	11,304	11,304	—	—
Cash in operating accounts	19,675	—	—	19,675	14,201	5,474	—
Total	$30,979	$—	$—	$30,979	$25,505	$5,474	$—

	December 31, 2010
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Restricted Cash	Marketable Securities
Money market funds	$1,657	$—	$—	$1,657	$1,657	$—	$—
Commercial paper	9,395	—	—	9,395	3,598	—	5,797
Corporate debentures/bonds	23,982	24	(13)	23,993	1,998	—	21,995
Total marketable securities	35,034	24	(13)	35,045	7,253	—	27,792
Cash in operating accounts	6,016	—	—	6,016	547	5,469	—
Total	$41,050	$24	$(13)	$41,061	$7,800	$5,469	$27,792

Realized gains and losses to date have not been material. Interest income for the nine months ended September 30, 2011 and 2010 was $109 and $723, respectively.

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

The table below presents marketable securities, grouped by fair value levels, as of September 30, 2011 and December 31, 2010.

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$10,602	$10,602	$—	$—
Corporate debentures/bonds	702	—	702	—
Total	$11,304	$10,602	$702	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$1,657	$1,657	$—	$—
Commercial paper	9,395	—	9,395	—
Corporate debentures/bonds	23,993	—	23,993	—
Total	$35,045	$1,657	$33,388	$—

5.	Long-Term Debt

The Company entered into Modification No. 1 of the subordinated convertible loan agreement with PFG effective March 31, 2011.  The original agreement, dated November 5, 2010, sets forth quarterly revenue targets to be maintained by the Company on a consolidated basis.  The modification revised these revenue targets for fiscal year 2011.   If the revenue targets are not maintained, the lender has the right, but not the obligation, to begin requiring repayments of the loan balance over the remaining term of the loan.  Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve months after the lender’s election.  If PFG exercises its Amortization Right (as defined in the loan agreement) and the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if the Company fails to meet future minimum revenue targets. Any failure by the Company to maintain such minimum revenues does not, by itself, constitute an event of default.  The modification of the subordinated convertible loan agreement also revised the price at which the note may be converted into the Company’s common stock from $9.41 to $5.46 per share of common stock.  As a result of the modification, the Company recognized a charge of $523 in interest expense to write off the debt issuance costs related to the original agreement during the nine months ended September 30, 2011. Modification No. 1 is included as Exhibit 10.1 with the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2011 as filed with the SEC on May 5, 2011.

Long-term debt as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Security and loan agreement with SVB, collateralized by all assets of Comverge, Inc. and its subsidiaries, maturing in December 2013, interest payable at a variable rate (3.22% as of September 30, 2011 and 3.26% as of December 31, 2010)	$12,000	$9,750
Subordinated convertible loan agreement with PFG, secured by all assets of Comverge, Inc. and its subsidiaries, maturing in November 2015, interest payable at a variable rate (6.50% as of September 30, 2011 and 5.75% December 31, 2010)	15,000	15,000
Total debt	27,000	24,750
Less: Current portion of long-term debt	(3,000)	(3,000)
Total long-term debt	$24,000	$21,750

6.	Legal Proceedings

The Company assesses the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.  A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue.  In accordance with applicable accounting guidance, a liability is recorded when the Company determines that a loss is probable and the amount can be reasonably estimated.  Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate. As of September 30, 2011, there were no material contingencies requiring accrual.

On October 12, 2010, a civil action complaint was filed against the Company in the United States District Court for the Western District of Kentucky (Case No. 3:10-CV-00638) by Louisville Gas & Electric Company and Kentucky Utilities Company (“Plaintiffs”).  The Plaintiffs alleged a breach of warranty claim relating to certain thermostats manufactured by White-Rodgers that they claim are defective.  The relief sought by Plaintiffs included an unspecified amount of damages, pre and post judgment interest and costs. On July 25, 2011, the Parties settled the lawsuit. The settlement did not have a material impact on our results of operations or financial condition.

On November 22, 2010, a civil action complaint was filed against the Company in the United States District Court for the Eastern District of Kentucky (Case No. 5:10-CV-00398) by East Kentucky Power Cooperative, Inc. (“EKPC”).  EKPC alleged a breach of warranty claim relating to certain thermostats manufactured by White-Rodgers that it claims are defective.  The relief sought by EKPC includes an unspecified amount of damages, pre- and post-judgment interest and costs.  The parties are attempting to resolve the dispute.

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

At this time, the Company's management cannot estimate with reasonable certainty the ultimate disposition of any of the unresolved lawsuits and, while the Company does not believe it will sustain material liability in relation to any of the two active disputes described above, there can be no assurance that the Company will not sustain material liability as a result of, or related to, these lawsuits.

On December 1, 2010, NV Energy initiated a claim against the Company with the American Arbitration Association for a contract dispute arising out of the Company's delivered demand response program and in relation to the White-Rodgers thermostat in Nevada.  The relief sought by NV Energy included compensatory damages, attorney's fees, costs and interest. On December 1, 2010, NV Energy also filed a lawsuit in the U.S. District Court of Nevada (2:10-cv-02094-GMN-RJJ) against the Company seeking a declaration that NV Energy did not violate a Non-Disclosure Agreement with the Company by disclosing confidential and/or trade secret information in connection with the Company's work on NV Energy's Advanced Service Delivery (ASD) project.  NV Energy further contended that it did not owe the Company for service performed on the ASD project.  The Company counter-sued in the proceedings to recover damages stemming from NV Energy's tortious conduct breach of contract, conversion, and misappropriation of trade secrets, among other claims.  On October 26, 2011, the Parties settled both the arbitration and the litigation. The settlements did not have a material negative impact on the Company's results of operations or financial condition.

7.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s stockholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Stock-based incentive awards expire between five and seven years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of September 30, 2011, 1,606,443 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three months ended September 30, 2011 and 2010 was $605 and $1,010, respectively. The expense related to stock-based incentive awards recognized for the nine months ended September 30, 2011 and 2010 was $2,763 and $2,335, respectively.

A summary of the Company’s stock option activity for the nine months ended September 30, 2011 is presented below:

	September 30, 2011
	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at beginning of period	2,533,947	$11.82	$0.58-$34.23
Granted	505,923	5.11	$2.19-$6.20
Exercised	(82,678)	1.36	$0.58-$4.30
Cancelled	(109,349)	16.79	$0.58-$34.23
Forfeited	(215,495)	7.21	$4.30-$13.90
Outstanding at end of period	2,632,348	$11.03	$0.58-$34.23
Exercisable at end of period	1,554,555	$13.22	$0.58-$34.23

	Outstanding as of September 30, 2011			Exercisable as of September 30, 2011
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $2.39	134,624	1.2	$0.87	122,124	0.7	$0.74
$2.40 - $3.99	111,473	6.0	3.47	17,162	2.4	3.04
$4.00 - $7.99	547,470	5.2	5.22	202,773	3.9	4.68
$8.00-$10.33	785,813	5.3	9.65	308,993	4.9	9.71
$10.34 - $14.09	504,041	3.6	11.53	355,113	2.9	11.80
$14.10 - $17.99	1,000	1.0	14.10	1,000	1.0	14.10
$18.00 - $23.53	376,555	2.1	18.05	376,018	2.1	18.05
23.54	14,047	2.0	23.54	14,047	2.0	23.54
$23.55 - $36.00	157,325	2.1	32.67	157,325	2.1	32.67
	2,632,348	4.1	$11.03	1,554,555	2.9	$13.22

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Risk-free interest rate	2.29%	1.70%	2.21%	2.05%
Expected term of options, in years	4.6	4.6	4.5	4.6
Expected annual volatility	93%	70%	71%	70%
Expected dividend yield	—%	—%	—%	—%

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2011 and 2010 was $2.93 and $5.54, respectively.

A summary of the Company’s restricted stock award activity for the nine months ended September 30, 2011 is presented below:

	September 30, 2011
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at beginning of period	557,776	$8.91
Granted	263,417	4.25
Vested	(96,001)	12.73
Forfeited	(225,204)	8.60
Unvested at end of period	499,988	$5.86

8.	Segment Information

As of September 30, 2011, the Company had two reportable segments: the Residential Business segment and the C&I Business segment. Management has three primary measures of segment performance: revenue, gross profit and operating income. The Company does not allocate assets and liabilities to its operating segments. All inter-operating segment revenues were eliminated in consolidation. Substantially all of our revenues are generated with domestic customers.

The Residential Business segment sells intelligent energy management solutions to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include intelligent hardware, our IntelliSOURCE software and services, such as installation, customer acquisition marketing and program management.  If the Company enters into a fully-outsourced pay-for-performance agreement providing capacity or energy, in which it typically owns the intelligent energy management system, the Company refers to the program as a VPC program.  The VPC programs are pay-for-performance in that the Company is only paid for capacity that it provides as determined by a measurement and verification process with its customers. For VPC programs, cost of revenue is based on operating costs of the demand response system, primarily telecommunications costs related to the system and depreciation of the assets capitalized in building the demand response system. If the customer elects to own the intelligent energy management system, the Company refers to the program as a turnkey program. For turnkey programs and other sales, product and service cost of revenue includes materials, labor and overhead.

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

For the three and nine months ended September 30, 2010, the Company previously reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. For the three and nine months ended September 30, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment. The results of our energy efficiency programs were previously reported in the Residential Business segment. For the three and nine months ended September 30, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, the results of operations have been reclassified for the three and nine months ended September 30, 2010 to conform to the presentation for the three and nine months ended September 30, 2011.

The following tables show operating results for each of the Company’s reportable segments:

Index to Form 10-Q

	Three Months Ended		September 30, 2011
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$5,414	$—	$—	$5,414
Service	11,350	31,839	—	43,189
Total revenue	16,764	31,839	—	48,603
Cost of revenue
Product	4,397	—	—	4,397
Service	5,980	21,632	—	27,612
Total cost of revenue	10,377	21,632	—	32,009
Gross profit	6,387	10,207	—	16,594
Operating expenses
General and administrative expenses	4,044	1,356	5,010	10,410
Marketing and selling expenses	2,009	2,203	895	5,107
Research and development expenses	1,216	—	—	1,216
Amortization of intangible assets	—	103	3	106
Operating income (loss)	(882)	6,545	(5,908)	(245)
Interest and other expense, net	1	1	610	612
Income (loss) before income taxes	$(883)	$6,544	$(6,518)	$(857)

	Three Months Ended		September 30, 2010
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$5,798	$—	$—	$5,798
Service	7,061	38,876	—	45,937
Total revenue	12,859	38,876	—	51,735
Cost of revenue
Product	4,588	—	—	4,588
Service	4,345	26,583	—	30,928
Total cost of revenue	8,933	26,583	—	35,516
Gross profit	3,926	12,293	—	16,219
Operating expenses
General and administrative expenses	4,240	1,275	4,981	10,496
Marketing and selling expenses	1,690	1,860	1,084	4,634
Research and development expenses	1,664	—	—	1,664
Amortization of intangible assets	—	532	4	536
Operating income (loss)	(3,668)	8,626	(6,069)	(1,111)
Interest and other expense (income), net	(21)	—	235	214
Income (loss) before income taxes	$(3,647)	$8,626	$(6,304)	$(1,325)

Index to Form 10-Q

	Nine Months Ended		September 30, 2011
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$17,768	$—	$—	$17,768
Service	33,082	48,833	—	81,915
Total revenue	50,850	48,833	—	99,683
Cost of revenue
Product	14,214	—	—	14,214
Service	16,699	33,068	—	49,767
Total cost of revenue	30,913	33,068	—	63,981
Gross profit	19,937	15,765	—	35,702
Operating expenses
General and administrative expenses	11,457	3,739	16,607	31,803
Marketing and selling expenses	5,795	6,013	3,587	15,395
Research and development expenses	3,317	—	—	3,317
Amortization of intangible assets	—	570	9	579
Operating income (loss)	(632)	5,443	(20,203)	(15,392)
Interest and other expense (income), net	6	(8)	2,266	2,264
Income (loss) before income taxes	$(638)	$5,451	$(22,469)	$(17,656)

	Nine Months Ended		September 30, 2010
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$16,553	$—	$—	$16,553
Service	18,242	47,368	—	65,610
Total revenue	34,795	47,368	—	82,163
Cost of revenue
Product	12,594	—	—	12,594
Service	10,844	32,434	—	43,278
Total cost of revenue	23,438	32,434	—	55,872
Gross profit	11,357	14,934		26,291
Operating expenses
General and administrative expenses	12,262	3,682	11,864	27,808
Marketing and selling expenses	5,223	5,732	2,523	13,478
Research and development expenses	4,572	—	—	4,572
Amortization of intangible assets	—	1,596	12	1,608
Operating income (loss)	(10,700)	3,924	(14,399)	(21,175)
Interest and other expense (income), net	(16)	(5)	588	567
Income (loss) before income taxes	$(10,684)	$3,929	$(14,987)	$(21,742)

Index to Form 10-Q

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 9, 2011, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including our other Quarterly Reports on Form 10-Q filed in 2011. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 9, 2011 and the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We provide our IEM solutions through our two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.  The Residential Business segment sells IEM solutions to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include hardware, our IntelliSOURCE software and services, such as installation, participant marketing and program management.  If the utility customer elects to own the IEM system, we refer to the program as a turnkey program. If we provide capacity through fully-outsourced programs, in which we typically own the underlying system, we refer to the program as a Virtual Peaking Capacity, or VPC, program.  Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our customers.  The C&I Business segment provides IEM solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of C&I megawatts in open markets and VPC programs as well as through the completion of energy efficiency projects.

Recent Developments
Annual Guidance
We expect 2011 annual revenues to range from $136 to $141 million. We plan to provide full year 2012 guidance when we report our fourth quarter and full year 2011 results.
Megawatts

We evaluate the megawatts of capacity that we own, manage or provide to the electric utility industry according to operating segment.  For VPC, energy efficiency and turnkey contracts, we include the maximum contracted capacity at contract

Index to Form 10-Q

inception. For open market programs, we include megawatts when we have enrolled a participant to fulfill the megawatt awarded to us in the open market program.  The following table summarizes megawatts owned, managed or provided as of September 30, 2011.

	As of September 30, 2011
(Megawatts)	Residential Business	C&I Business	Total Comverge
VPC and energy efficiency contracts	442	294	736
Open market programs	—	1,868	1,868
Turnkey contracts	690	—	690
Managed for a fee	—	437	437
Owned, managed or provided	1,132	2,599	3,731

The table below presents the activity in megawatts owned or managed during the nine months ended September 30, 2011.

Megawatts Owned or Managed
As of December 31, 2010	3,732
VPC and energy efficiency contracts (1)	(155)
Open market programs	154
Turnkey contracts	-
As of September 30, 2011	3,731

(1)	Our VPC contract with NV Energy for 155 megawatts of contracted capacity is no longer in effect for 2011.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. The information presented below with respect to payments from long-term contracts includes payments related to our VPC contracts, energy efficiency contracts, turnkey contracts and open market programs. As of September 30, 2011, we estimated that our total payments to be received through 2024 are approximately $541 million. The long-term contracts that relate to these anticipated payments provide for such anticipated payments as follows: $39 million in the fourth quarter of 2011 (a portion of which has already been reflected in revenue for the period ended September 30, 2011), $138 million in 2012, $152 million in 2013, $91 million in 2014 and the remaining $121 million thereafter.

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See “Part II, Item 1A - Risk Factors—We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog or expected business, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.” below.  The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

VPC Programs

In calculating an estimated $214 million of payments from our VPC contracts, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.  We have assumed that once our build-out phase is completed, we will operate our VPC contracts at the capacity

Index to Form 10-Q

achieved during build-out.

The amount our utility customers pay to us at the end of each contract year may vary due to the results of measurement and verification tests performed each contract year based on the electric capacity that we made available to the utility during the contract year. The payments from VPC contracts reflect our most reasonable currently available estimates and judgments regarding the capacity that we believe we will provide our utility customer in future periods.

The amount of available capacity we are able to provide, and therefore the amount of payments we receive, is dependent upon the number of participants in our VPC programs. For purposes of estimating our payments under long-term contracts, we have assumed the rate of replacement of participant terminations under our VPC contracts will remain consistent with our historical average.

Energy Efficiency Programs

In calculating an estimated $6 million in payments from these contracts through 2013, we have included expectations for build-out through contract end based on our historical experience. We have assumed that once our build-out is complete, the permanent base load reduction will remain installed and will continue to provide the installed capacity for the remainder of the contract term.

Open Market Programs

As of September 30, 2011, we expect to receive $193 million in long-term payments through the year 2015 in open market programs in which we have been awarded megawatts.  In estimating the long-term payments, we have assumed that we will retain our commercial and industrial participants that we have currently enrolled in the auctions and that we will be able to fulfill additional capacity.

Turnkey Programs

Our turnkey contracts as of September 30, 2011 represent $107 million in payments expected to be received through the year 2014 with seven utility customers to provide products, software, and services, including program management, installation, and/or marketing.  Payments from turnkey contracts are based on contractual anticipated order volumes, forecasted installations and other services applied over the term of the contract.

Other Contracts

We expect to receive an estimated $21 million in payments through 2014 pursuant to currently executed contracts for our IEM solutions.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet, on a timely basis, all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2010, 2009 and 2008 was $31.4 million, $31.7 million and $94.1 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Part II, Item 1A - Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.” below.

We do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, operational deficiencies, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of September 30, 2011, we had contractual backlog of $123 million through September 30, 2012.

Index to Form 10-Q

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

Revenue

The following table summarizes our revenue for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Segment Revenue:
Residential Business	$16,764	$12,859	30%	$50,850	$34,795	46%
C&I Business	31,839	38,876	(18)%	48,833	47,368	3%
Total	$48,603	$51,735	(6)%	$99,683	$82,163	21%

As of December 31, 2010, we reported the results of operations in two segments: our Residential Business segment and our C&I Business segment. In prior periods, including the three and nine months ended September 30, 2010, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the three and nine months ended September 30, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment.  Accordingly, revenue of $12.5 million and $32.7 million has been reclassified for the three and nine months ended September 30, 2010, respectively, to reflect this change in reportable segments.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the three and nine months ended September 30, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, revenue of $1.9 million and $4.5 million has been reclassified for the three and nine months ended September 30, 2010, respectively, to reflect this change in reportable segments.

Residential Business

Our Residential Business segment had revenue of $16.8 million for the three months ended September 30, 2011 compared to $12.9 million for the three months ended September 30, 2010, an increase of $3.9 million or 30%. The increase in revenue is due to a $2.3 million increase from our turnkey programs as we continued to build out these programs during the three months ended September 30, 2011. We also recognized an increase of $2.4 million in revenue from our New Mexico and Pennsylvania VPC programs. For our New Mexico program, the measurement and verification results completed in late 2010 are contractually applied to the current program year. In prior periods, the measurement and verifications results were retrospectively applied; thus, we did not recognize revenue for the program until the fourth quarter. For our Pennsylvania program, we recognized revenue based on program build-out that is not subject to measurement and verification of delivered capacity. We continue to defer the revenue and cost of revenue for our remaining three residential VPC programs until the measurement and verification results are determined during the fourth quarter.  The increase in revenue from turnkey and VPC programs was partially offset by a $0.8 million decrease in other products and services, mainly due to a decrease in stand-alone product sales.

During the three months ended September 30, 2011, we sold 58,000 digital control units and thermostats compared to 65,000 digital control units and thermostats during the three months ended September 30, 2010, a decrease of 7,000 units mainly due to the decrease in stand-alone product sales.  For the three months ended September 30, 2011, our turnkey programs comprised 47% of total units sold compared to 42% during the three months ended September 30, 2010.

Our Residential Business segment had revenue of $50.9 million for the nine months ended September 30, 2011 compared to $34.8 million for the nine months ended September 30, 2010, an increase of $16.1 million or 46%. The increase in revenue is due to a $13.1 million increase from our turnkey programs as we continued to build out these programs during the nine months ended September 30, 2011. We also recognized an increase of $5.8 million from our New Mexico and Pennsylvania VPC programs. For our New Mexico program, the measurement and verification results completed in late 2010 are contractually applied to the current program year. In prior periods, the measurement and verifications results were retrospectively applied; thus, we did not recognize revenue for the program until the fourth quarter. For our Pennsylvania program, we recognized

Index to Form 10-Q

revenue based on program build-out that is not subject to measurement and verification of delivered capacity.  We continue to defer the revenue and cost of revenue for our remaining three residential VPC programs until the measurement and verification results are determined during the fourth quarter. The increase in revenue from turnkey and VPC programs was partially offset by a $2.8 million decrease in other products and services, partially attributable to a decrease in stand-alone product sales.

During the nine months ended September 30, 2011, we sold 204,000 digital control units and thermostats compared to 150,000 digital control units and thermostats during the nine months ended September 30, 2010, an increase of 54,000 units mainly due to the build-out of digital control units in our turnkey programs.  For the nine months ended September 30, 2011, our turnkey programs comprised 50% of total units sold compared to 39% during the nine months ended September 30, 2010.

In August 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers did not concede that the thermostats contained a defect or posed a substantial product hazard, but voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field.  In January 2011, the CPSC approved the corrective action plan.  White-Rodgers stated that it will provide compensation for our work in implementing the corrective action plan and, to date, we received a non-recurring payment during the first and third quarters of 2011 for the majority of our field work.  After the corrective action plan was approved and any needed remediation work was completed for our inventory, we resumed installing thermostats in certain turnkey programs during the first quarter of 2011.  Please also see Part II, Item 1 “Legal Proceedings” and Note 6 to the consolidated financial statements included in this report for additional information related to the White-Rodgers thermostats.

We defer revenue and direct costs under three of our residential VPC contracts until such revenue can be made fixed and determinable through a measurement and verification test, generally in our fourth quarter.  Deferred revenue and cost of revenue increased as of September 30, 2011 compared to December 31, 2010 due to our continued deployment and operation of the existing VPC programs. Deferred revenue and cost of revenue related to residential VPC contracts are presented below (dollars in thousands).

	As of
	September 30, 2011	December 31, 2010
VPC Contract Related:
Deferred revenue	$9,668	$2,502
Deferred cost of revenue	$3,922	$1,041

C&I Business

Our C&I Business segment had revenue of $31.8 million for the three months ended September 30, 2011 compared to $38.9 million for the three months ended September 30, 2010, a decrease of $7.0 million or 18%.  The decrease in revenue is due to a decrease of $11.9 million in PJM Interconnection, or PJM, capacity program revenue. Of the $11.9 million, a decrease of $5.8 million in PJM capacity revenue is due to timing of revenue recognition. We receive cash payments on a monthly basis in the capacity year and are required to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. In prior periods, we recognized the full program year revenue in September at the end of the mandatory performance period. In the current year, we determined that we have sufficient historical data to recognize the capacity program revenue ratably over the mandatory performance period. As such, we recognized $5.8 million of PJM capacity revenue in the second quarter of 2011. The remaining decrease of $6.1 million in PJM capacity revenue is due to a decrease of approximately 40% in the current program auction price compared to the prior program year. The decrease in PJM capacity revenue was partially offset by a $1.8 million increase in revenue in the other open markets in which we participate, such as ISO New England, as well as an increase of $3.3 million in VPC program revenue as we committed and fulfilled increased megawatts compared to the prior year's control season. The remaining $0.2 million decrease is due to the energy efficiency programs partially offset by revenue from other energy services.

Our C&I Business segment had revenue of $48.8 million for the nine months ended September 30, 2011 compared to $47.4 million for the nine months ended September 30, 2010, an increase of $1.5 million or 3%.  The increase in revenue is due to an increase of $3.2 million in VPC program revenue as we committed and fulfilled increased megawatts compared to the prior year's control season, an increase of $1.1 million in energy efficiency program revenue due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed as well as increased build-out and an increase of $1.3 million in revenue from other energy services. These increases were partially offset by a decrease of $4.1 million in open

Index to Form 10-Q

market revenue. The decrease of $4.1 million in open market revenue consisted of a decrease of $6.1 million in PJM capacity revenue due to a decrease of approximately 40% in the current program auction price compared to the prior program year partially offset by an increase of $2.0 million in the other open markets in which we participate.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit:
Residential Business	$6,387	38%	$3,926	31%	$19,937	39%	$11,357	33%
C&I Business	10,207	32%	12,293	32%	15,765	32%	14,934	32%
Total	$16,594	34%	$16,219	31%	$35,702	36%	$26,291	32%

As of December 31, 2010, we reported the results of operations in two segments: our Residential Business segment and our C&I Business segment. In prior periods, including the three and nine months ended September 30, 2010, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment.  For the three and nine months ended September 30, 2011, the former Utility Products & Services segment is presented as part of the Residential Business segment to reflect this change in reportable segments.  Accordingly, gross profit of $3.6 million and $9.7 million has been reclassified for the three and nine months ended September 30, 2010, respectively.  The results of our energy efficiency programs were previously reported in the Residential Business segment.  For the three and nine months ended September 30, 2011, the energy efficiency programs are reported as part of the C&I Business segment.  Accordingly, gross profit has been reclassified for the three and nine months ended September 30, 2010 to reflect this change in reportable segments.

Residential Business

Gross profit for our Residential Business segment was $6.4 million for the three months ended September 30, 2011 compared to $3.9 million for the three months ended September 30, 2010, an increase of $2.5 million or 63%. The increase in gross profit is due to an increase of $1.4 million from our turnkey programs and $1.8 million from our New Mexico and Pennsylvania VPC programs partially offset by a decrease of $0.7 million from our other product and service sales.  The increase in gross profit from our turnkey programs is due to the increased revenue during the three months ended September 30, 2011. The increase in gross profit from our VPC programs is a result of the recognition of revenue and cost of revenue in the New Mexico program as the measurement and verification results completed in late 2010 are contractually applied to the current program year as well as the build-out in our Pennsylvania program during 2011.  The gross profit from other product and service sales decreased, in part, due to the decrease in stand-alone product sales.

Gross margin for our Residential Business segment was 38% for the three months ended September 30, 2011 compared to 31% for the three months ended September 30, 2010. The increase of seven percentage points is due mainly to the higher gross margin contributed by the New Mexico and Pennsylvania VPC programs.

Gross profit for our Residential Business segment was $19.9 million for the nine months ended September 30, 2011 compared to $11.4 million for the nine months ended September 30, 2010, an increase of $8.6 million or 76%. The increase in gross profit is due to an increase of $5.1 million from our turnkey programs and $4.9 million from our New Mexico and Pennsylvania VPC programs partially offset by a decrease of $1.4 million from our other product and service sales.  The increase in gross profit from our turnkey programs is due to the increased revenue during the nine months ended September 30, 2011. The increase in gross profit from our VPC programs is a result of the recognition of revenue and cost of revenue in the New Mexico program as the measurement and verification results completed in late 2010 are contractually applied to the current program year as well as the build-out in our Pennsylvania program during 2011.  The gross profit from other product and service sales decreased, in part, due to the decrease in stand-alone product sales.

Gross margin for our Residential Business segment was 39% for the nine months ended September 30, 2011 compared to 33%

Index to Form 10-Q

for the nine months ended September 30, 2010. The increase of six percentage points is due to the higher gross margin contributed by the New Mexico and Pennsylvania VPC programs as well as the non-recurring payments received from White-Rodgers during the first quarter of 2011 for a portion of our field work to implement the corrective action plan, as previously discussed.

C&I Business

Gross profit for our C&I Business segment was $10.2 million for the three months ended September 30, 2011 compared to $12.3 million for the three months ended September 30, 2010, a decrease of $2.1 million or 17%. The decrease in gross profit is due to a decrease of $3.3 million from our open market programs due to decreased revenue in the PJM capacity program and $0.3 million from our energy efficiency programs and other energy services partially offset by an increase of $1.5 million from our VPC programs as we committed and fulfilled increased megawatts compared to the prior year's control season.

Gross margin for the three months ended September 30, 2011 and 2010 was consistent at 32% due to the margins contributed from our open market programs.

Gross profit for our C&I Business segment was $15.8 million for the nine months ended September 30, 2011 compared to $14.9 million for the nine months ended September 30, 2010, an increase of $0.8 million or 6%. The increase in gross profit is due to an increase of $1.2 million from our VPC programs, $1.7 million from our energy efficiency programs due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed and $0.4 million from other energy services. These increases were partially offset by a decrease of $2.5 million in gross profit from open market programs due to decreased revenue in the PJM capacity program.

Gross margin for the nine months ended September 30, 2011 and 2010 was consistent at 32% due to the margins contributed from our open market programs.

Operating Expenses

The following table summarizes our operating expenses for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011	2010	Percent Change	2011	2010	Percent Change
Operating Expenses:
General and administrative expenses	$10,410	$10,496	(1)%	$31,803	$27,808	14%
Marketing and selling expenses	5,107	4,634	10%	15,395	13,478	14%
Research and development expenses	1,216	1,664	(27)%	3,317	4,572	(27)%
Amortization of intangible assets	106	536	(80)%	579	1,608	(64)%
Total	$16,839	$17,330	(3)%	$51,094	$47,466	8%

General and Administrative Expenses

General and administrative expenses were $10.4 million for the three months ended September 30, 2011 compared to $10.5 million for the three months ended September 30, 2010, a decrease of $0.1 million or 1%. The decrease in general and administrative expenses is due to a decrease of $0.9 million in costs related to the centralization of staff to our corporate headquarters that were recorded during the third quarter of 2010 partially offset by an increase of $0.8 million in compensation and benefits, which included $0.2 million in severance expense related to the current cost initiative as discussed below.

General and administrative expenses were $31.8 million for the nine months ended September 30, 2011 compared to $27.8 million for the nine months ended September 30, 2010, an increase of $4.0 million or 14%. The increase in general and administrative expenses is due to an increase of $2.6 million in compensation and benefits as a result of increased headcount, $0.5 million in stock-based compensation as we recorded a full nine months of expense in 2011 for certain awards granted in mid to late 2010, $0.3 million in professional and consulting fees due to financial and legal advisers to the Board of Directors for strategic initiatives, $0.5 million in travel and entertainment, $0.5 million in depreciation expense, $0.3 million in insurance expense and $0.2 million in other expenses partially offset by a decrease of $0.9 million in centralization costs that were

Index to Form 10-Q

recorded during the nine months ended September 30, 2010.
On July 25, 2011, we announced a cost initiative, which is focused on streamlining and simplifying operations to assist in accelerating our path to profitability. This initiative is expected to reduce annual expenses by $4.0 million to $4.5 million, which will result in a reduction in headcount and efficiencies gained from improved management of our supply chain, warehousing and corporate procurement functions. The cost of this initiative is anticipated to be approximately $1.0 million to $1.5 million. During the three months ended September 30, 2011, we incurred $0.2 million in such costs and expect to incur the majority of the remaining costs in the fourth quarter.

 Marketing and Selling Expenses

Marketing and selling expenses were $5.1 million for the three months ended September 30, 2011 compared to $4.6 million for the three months ended September 30, 2010, an increase of $0.5 million or 10%. The increase in marketing and selling expenses was mainly due to an increase of $0.2 million in compensation and benefits, $0.1 million in commissions expense and $0.2 million in other expenses.

Marketing and selling expenses were $15.4 million for the nine months ended September 30, 2011 compared to $13.5 million for the nine months ended September 30, 2010, an increase of $1.9 million or 14%. The increase in marketing and selling expenses was mainly due to an increase of $0.6 million in compensation and benefits, $0.8 million in commissions expense, $0.4 million in consulting expense and $0.1 million in other expenses.

Research and Development Expenses

Research and development expenses are incurred primarily in connection with the identification, testing and development of new products and software. Research and development expenses were $1.2 million for the three months ended September 30, 2011 and $1.7 million for the three months ended September 30, 2010, a decrease of $0.4 million or 27%. The decrease in research and development expenses is mainly due to our capitalization of certain labor costs related to the development of IntelliSOURCE version 3.0 during the third quarter of 2011. The amortization of these capitalized software costs will be recorded to cost of revenue.

Research and development expenses were $3.3 million for the nine months ended September 30, 2011 and $4.6 million for the nine months ended September 30, 2010, a decrease of $1.3 million or 27%. The decrease in research and development expenses is mainly due to our capitalizing certain labor costs related to the development of IntelliSOURCE version 2.0 and version 3.0 during the period.

Intangible Assets

Amortization of intangible assets was $0.1 million for the three months ended September 30, 2011 compared to $0.5 million for the three months ended September 30, 2010, a decrease of $0.4 million or 80%. The decrease in amortization expense is due to the decrease in intangible assets as a result of our impairment assessment during the fourth quarter of 2010 as well as the amortization period fully lapsing during the third quarter for a certain acquired technology.

Amortization of intangible assets was $0.6 million for the nine months ended September 30, 2011 compared to $1.6 million for the nine months ended September 30, 2010, a decrease of $1.0 million or 64%. The decrease in amortization expense is primarily due to the decrease in intangible assets as a result of our impairment assessment during the fourth quarter of 2010.

In addition to the amortization presented in operating expenses, we also recorded $0.3 million and $0.2 million in amortization expense for the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $0.5 million for the nine months ended September 30, 2011 and 2010, respectively, in cost of revenue.

Interest and Other Expense, Net

We recorded net interest and other expense of $0.6 million during the three months ended September 30, 2011 compared to $0.2 million during the three months ended September 30, 2010, an increase of $0.4 million. The increase in net interest and other expense is primarily due to the increased interest expense associated with our subordinated convertible loan agreement with PFG entered into on November 5, 2010 and amended effective March 31, 2011.

We recorded net interest and other expense of $2.3 million during the nine months ended September 30, 2011 compared to $0.6 million during the nine months ended September 30, 2010, an increase of $1.7 million. The increase in net interest and other

Index to Form 10-Q

expense is primarily due to the increased interest expense associated with our subordinated convertible loan agreement with PFG entered into on November 5, 2010 and amended effective March 31, 2011, as well as a $0.5 million charge to write off unamortized debt issuance costs during the first quarter of 2011 related to the modification of the PFG agreement.

Income Taxes

A provision of $18,000 and $55,000 was recorded for the three months ended September 30, 2011 and 2010, respectively, related to taxable income in one state. A provision of $51,000 and $170,000 was recorded for the nine months ended September 30, 2011 and September 30, 2010, respectively, related to taxable income in one state. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of September 30, 2011 and 2010.

Index to Form 10-Q

 Liquidity and Capital Resources

The Company has incurred losses since inception, resulting in an accumulated deficit of $233.7 million and stockholders' equity of $31.1 million as of September 30, 2011. Working capital as of September 30, 2011 was $25.5 million, consisting of $81.8 million in current assets and $56.3 million in current liabilities, including $3.0 million of long-term debt due within one year.   The total long-term debt as of September 30, 2011 was $24.0 million, excluding the $3.0 million included in current liabilities. Further, we anticipate spending approximately $2.0 million on capital expenditures during the fourth quarter of fiscal 2011.

We are required to meet certain financial covenants for both Silicon Valley Bank, or SVB, and Partners for Growth III, L.P., or PFG, lender agreements, specifically a minimum tangible net worth and an adjusted quick ratio. We report compliance with the adjusted quick ratio covenant on a monthly basis and the tangible net worth covenant on a quarterly basis. For the period ended September 30, 2011, the minimum tangible net worth requirement was $40.0 million. For the fourth quarter of 2011, the minimum tangible net worth requirement is $42.0 million. For September and the remaining months of 2011, the minimum ratio of current assets to current liabilities is 1.25:1.00. We met the covenant requirements for the period ended September 30, 2011; however, management believes it is possible that we will not meet the covenant requirements during the fourth quarter of 2011 if additional capitalization of the Company is not achieved. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our loan agreement with SVB. See "Part II, Item 1A - Risk Factors - Our failure to meet various covenants and financial tests contained in our loan and security agreements could have a material adverse effect on our financial condition." below.

We had aggregate available borrowing capacity under our SVB loan agreement of $4.0 million as of September 30, 2011; however, to the extent that we do not maintain at least $20.0 million of unrestricted cash at all times, then this additional capacity is not available to us and could cause other potential defaults in our borrowing arrangements such that all outstanding debt could become due.  Even with our anticipated revenue growth or cash expenditure reductions, it is possible that the Company's cash balance may fall below $20.0 million. Should the Company's unrestricted cash balance fall below $20.0 million and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under our SVB loan agreement. Further, if we do not achieve certain year-to-date revenue growth targets, which are $99.7 million in revenue for the nine months ending September 30, 2011 and $139.8 million in revenue for the year ending December 31, 2011, PFG has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the PFG loan. Such payments would be front-loaded, such that 45% of the loan balance (approximately $6.8 million as of September 30, 2011) would be due over the first twelve months after PFG's election. If PFG exercises its Amortization Right (as defined in the loan agreement) and the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if the Company fails to meet future minimum revenue targets. Also, any failure by the Company to pay any obligations that become due and payable may constitute an event of default under the SVB loan agreement or PFG loan. Such event of default could enable SVB or PFG to accelerate all amounts due under their respective loans or exercise other remedies available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause us to breach certain financial covenants of either the SVB or PFG loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB or PFG to exercise their remedies under their respective agreements, including acceleration of all amounts due thereunder.

Management believes that there are various options available for the effective and reasonable capitalization of the Company that will allow for sufficient cash on hand to continue operations for the next 12 months. Management will continue to actively explore all such financing options, including restructuring of our current credit facilities in the near term. Our ability to secure additional capital or modify our existing debt terms to meet our projected revenue growth or cash expenditure reductions cannot be assured. In addition, certain financing options may require the consent of our current debt holders and we may not be able to obtain such consent or the terms of such consent may be cost-prohibitive. In such event, this could have a material adverse impact on our liquidity, financial position and results of operations and our ability to continue as a going concern.

The following table summarizes our cash flows for the nine months ended September 30, 2011 and 2010 (dollars in thousands):

Index to Form 10-Q

	Nine Months Ended
	September 30,
	2011	2010
Operating activities	$(3,130)	$(9,903)
Investing activities	18,567	6,911
Financing activities	2,294	(2,681)
Net change in cash and cash equivalents, excluding effect of foreign exchange	$17,731	$(5,673)

Cash Flows Used in Operating Activities

Cash used in operating activities was $3.1 million for the nine months ended September 30, 2011 compared to $9.9 million for the nine months ended September 30, 2010, a decrease of $6.8 million.  The change in cash flows from operating activities included a decrease in net loss of $4.8 million, after adjusting for non-cash items including depreciation, amortization and stock-based compensation.  The remaining change of $2.0 million in cash flows from operating activities is a result of the change in operating assets and liabilities, primarily in accounts receivable, accounts payable and other liabilities and deferred revenue. The change in deferred revenue decreases as a result of the recognition of revenue from the New Mexico residential VPC program and the expiration of our Nevada VPC contract.

Cash Flows Provided by Investing Activities

Cash provided by investing activities was $18.6 million for the nine months ended September 30, 2011 compared to $6.9 million during the nine months ended September 30, 2010, an increase of $11.7 million.  The increase was due to an increase in the change in marketable securities of $15.4 million as we sold certain marketable securities and allowed others to mature in order to reinvest those funds in more liquid cash and cash equivalents.  Additionally, we incurred increased capital expenditures during the nine months ended September 30, 2011 as we invested in our network operations and data center, capitalized certain software development costs, and continued to build out our IEM networks in existing VPC programs.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $2.3 million for the nine months ended September 30, 2011 and cash flows used in financing activities were $2.7 million for the nine months ended September 30, 2010. The cash flows provided by financing activities mainly consisted of $2.3 million in borrowings, net of payments, from our SVB debt facility. The cash flows used in financing activities mainly consisted of $2.3 million in payments, net of borrowings, of our SVB debt facility.

 Indebtedness

As of September 30, 2011, $3.0 million of our outstanding debt was due within the next twelve months and $0.8 million of our outstanding debt is due during the fourth quarter of 2011.  As of September 30, 2011, we were in compliance with the financial and restrictive debt covenants of our outstanding debt facilities.

Letters of Credit

Our facility with SVB provides for the issuance of up to $30.0 million of letters of credit. As of September 30, 2011, we had $21.5 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $1.2 million of cash collateralized letters of credit outstanding, which are presented as a portion of the restricted cash in our financial statements.

Capital Spending

Our residential VPC programs require a significant amount of capital spending to build out our demand response systems. We expect to incur approximately $8 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which approximately $1.4 million is anticipated to be incurred through December 31, 2011. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Over the last few months, we have significantly upgraded the technology infrastructure that supports our solutions, for the purpose of providing our clients with the reliability as well as increased flexibility to run the demand management solutions, including testing and deploying our IntelliSOURCE platform.  We expect to incur approximately $0.6 million in additional

Index to Form 10-Q

capital expenditures through December 31, 2011 as we complete the upgrade to our infrastructure.

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(875)	$(1,380)	$(17,707)	$(21,912)
Depreciation and amortization	1,166	1,099	3,089	3,087
Interest expense, net	711	235	2,300	592
Provision for income taxes	18	55	51	170
EBITDA	1,020	9	(12,267)	(18,063)
Non-cash stock compensation expense	605	1,010	2,763	2,335
Adjusted EBITDA	$1,625	$1,019	$(9,504)	$(15,728)

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

Index to Form 10-Q

A reconciliation of net loss, the most directly comparable GAAP measure, to non-GAAP net loss for each of the fiscal periods indicated is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(875)	$(1,380)	$(17,707)	$(21,912)
Non-cash stock compensation expense	605	1,010	2,763	2,335
Amortization of intangible assets from acquisitions	103	532	570	1,596
Change in acquisition-related deferred income taxes	7	55	28	170
Non-GAAP net income (loss)	$(160)	$217	$(14,346)	$(17,811)

Net loss per share (basic and diluted)	$(0.04)	$(0.06)	$(0.71)	$(0.89)
Non-cash stock compensation expense	0.02	0.05	0.11	0.10
Amortization of intangible assets from acquisitions	—	0.02	0.02	0.06
Change in acquisition-related deferred income taxes	—	—	—	0.01
Non-GAAP net income (loss) per share (basic and diluted)	$(0.01)	$0.01	$(0.58)	$(0.72)

Weighted average shares used in computation (basic)	24,914,085	24,718,710	24,861,031	24,638,815

Weighted average shares used in computation (diluted)	24,914,085	25,047,449	24,861,031	24,638,815

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

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2010, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC on March 9, 2011. Our long-term debt obligations are discussed in Note 5 to the consolidated financial statements included in this report.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included in this report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosures about market risk were included in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 9, 2011. We believe that there have been no significant changes from December 31, 2010 during the quarter ended September 30, 2011.

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

In addition to the matters disclosed in Note 6, we are a party to various investigations, lawsuits, arbitrations, claims and other legal proceedings that arise in the ordinary course of our business, and, based on information available to us, we do not believe at this time that any such additional proceedings will individually, or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, arbitrations, claims and other legal proceedings, please see the section entitled "Risk Factors" below.

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

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of the contract term. Our estimated payments from these long-term contracts are based on a number of assumptions. The expectations regarding our annual and multi-year contracts include assumptions relating to purchase orders received, contractual anticipated order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases. We also assume that we will be able to meet our obligations under these contracts on a timely basis. The expectations regarding the build-out of our turn-key and capacity contracts are based on our experience to date in building out the load management systems as well as future expectations for continuing to enroll participants in each contract's service territory. In some instances, we may not build out at the anticipated rate due to, among other things, enrollment rates varying from our expectations. We have also included assumptions for how we believe the programs will perform during the measurement and verification tests. If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts. While we have historically

Index to Form 10-Q

recorded a $0.3 million penalty per megawatt in liquidated damages for each megawatt that we believed we would not fulfill for our energy efficiency contracts, we have not reduced our anticipated payments from long-term contracts for any penalties. As of September 30, 2011, we anticipated a potential payment of $0.3 million in liquidated damages for our energy efficiency contracts based on our build-out rate for the 2011 program year. We have also assumed that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average. Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, canceled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts. A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments. In addition, our estimated payments from long-term contracts may not as the timing of payment and revenue recognition may vary period to period.
Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of September 30, 2011, we had contractual backlog of $123 million through September 30, 2012.
Our loan and security agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity and our business.
Our loan and security agreements contain covenants that may limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise. For instance, provisions in our loan and security agreements with SVB and PFG impose restrictions on our ability to, among other things: incur more debt; pay dividends and make distributions; make certain investments; redeem or repurchase capital stock; create liens; enter into transactions with affiliates; and merge or consolidate.
For example, under our SVB loan and security agreement, our borrowing availability is subject to a monthly borrowing base calculation based upon our unrestricted cash balances maintained at SVB and accounts receivable balances. An essential component of the borrowing base calculation is a requirement to maintain a minimum cash balance at all times of at least $20 million. We had aggregate available borrowing capacity under our SVB loan agreement of $4.0 million as of September 30, 2011; however, to the extent that we do not maintain at least $20 million of unrestricted cash at all times, then this additional capacity is not available to us and could cause other potential defaults in our borrowing arrangements such that all outstanding debt could become due.  Even with our anticipated revenue growth, it is possible that the Company's cash may fall below $20 million. Should the Company's unrestricted cash balance fall below $20 million and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under our SVB loan agreement. Our ability to maintain the requisite minimum cash balance is directly dependent on our ability to manage our cash expenditures, add new sources of revenue, and/or obtain additional capitalization. There can be no guarantee that we will be successful in these endeavors. While a failure to maintain the minimum cash balance is not an event of default or breach of any covenant under the SVB loan agreement, a reduction in our cash balance below the required minimum threshold would affect our borrowing base capacity and may result in our inability to borrow, obtain sufficient funds, refinance or restructure the loan and security agreement. Under such circumstances, this could have a material adverse impact on our liquidity, financial position and results of operations.

Our failure to meet various covenants and financial tests contained in our loan and security agreements could have a material adverse effect on our financial condition.
The SVB and PFG loan agreements contain customary covenants, including covenants which require us to meet specified financial ratios and financial tests. The Company met the covenant requirements for the period ended September 30, 2011; however, management believes it is possible that the Company will not meet the covenant requirements during the fourth quarter of 2011 if additional capitalization of the Company is not achieved. Our failure to comply with these covenants may result in the declaration of an event of default and cause us to be unable to borrow under our loan and security agreements with SVB and PFG. In addition to preventing additional borrowings under these agreements, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require

Index to Form 10-Q

us to repay all amounts outstanding. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause us to breach certain financial covenants of the SVB and PFG loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB or PFG to exercise their remedies under their respective agreements, including acceleration of all amounts due thereunder. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. Further, an event of default under our PFG agreement contractually qualifies as an event of default under our SVB agreement. The PFG agreement also sets forth certain quarterly revenue targets. If the revenue targets are not maintained, PFG has the right, but not the obligation, to begin requiring quarterly repayments of the loan balance over the remaining term of the loan. Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve months after the PFG's election. If PFG exercises its Amortization Right (as defined in the loan agreement) and we subsequently comply with succeeding measurements periods, we may prospectively cease monthly amortization of the loan, provided however, PFG may again exercise its Amortization Right under the loan agreement if we fail to meet future minimum revenue targets. Our ability to meet the revenue targets is dependent on us securing new customers. There can be no guarantee that we will be able to add customers and the related additional revenue sufficient to meet the revenue targets. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all.
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

Index to Form 10-Q

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

Because we are wholly dependent upon third parties for the manufacture and supply of certain products, the event of a significant interruption in the manufacturing or delivery of our products by these vendors or in defects from the manufacturers, could result in our being required to expend considerable time, effort and expense to establish alternate production lines at other facilities and our operations could be materially disrupted, which could cause us to not meet production deadlines and lose customers. In addition, our contracts often provide that we install products in the end-users' facilities or premises using Comverge employees or third party installers. To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction. Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers. In addition, our brand, reputation and growth could be negatively impacted. For example, in August, 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission (the “CPSC”) to address a product issue with the thermostats that White-Rodgers had shipped to Comverge. White-Rodgers reported to the CPSC that it was aware of incidents of battery leakage in the model of thermostat sold to Comverge, in which battery leakage led to an overheating of the device. We are not aware of any reports of personal injury associated with these incidents, but are aware of claims for minor property damage. White-Rodgers informed us that in the event of battery leakage, electrolyte can contact the printed circuit board, which may result in the circuit board overheating. White-Rodgers has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan that was approved by the CPSC in January 2011 to address thermostats in inventory and thermostats installed in the field. White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action. Comverge is not aware of any information suggesting that Comverge's communication module in these thermostats is related to the reported incidents. This corrective action by White-Rodgers could impact our current and future utility residential demand response business, including but not limited to continued business and installations in 2011. In relation to the White-Rodgers thermostat issue, Comverge is involved in litigation and disputes to address certain customers' complaints relating to the White-Rodgers thermostat issue. For further information on lawsuits relating to the thermostat issue, see “Part II, Item 1 - Legal Proceedings” contained in this Quarterly Report on Form 10-Q.

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

Index to Form 10-Q

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

We derive substantially all of our revenues from the sale of solutions, products and services, directly or indirectly, to the electric utility industry and open market programs. In relation to our electric utility customers, purchases of our solutions, products or services by electric utilities may be deferred or canceled as a result of many factors, including consolidation among electric utilities, changing governmental or grid operator regulations, weather conditions, rising interest rates, reduced electric utility spending and general economic downturns. In addition, a significant amount of revenue is dependent on long-term relationships with our utility customers, which are not always supported by long-term contracts. This revenue is particularly susceptible to variability based on changes in the spending patterns of our utility customers.
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

Index to Form 10-Q

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
We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers. In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development. Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines. In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire. As an example, we are required to develop certain new products with certain milestones for our Pepco Holdings, Inc. agreement, announced on January 23, 2009. In addition, we are developing and enhancing our software platform, IntelliSOURCE. Delays in development schedules could negatively affect our business. We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in canceled orders, deferred or lost revenues and/or margin compression and our inability to successfully compete in new markets.

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

We operate in a regulated market. Changes to rules, regulations, or laws may affect our business and anticipated revenues. During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market. The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers. Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs. We rely on our demand response programs to generate revenue and PJM or any other major grid operator may reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business. Rule changes relating to the capacity market at PJM expanding the availability of demand response resources outside of the summer months have been approved by the FERC, which could take effect three years from now. In addition, FERC is evaluating rule changes

Index to Form 10-Q

relating to measurement and verification of resources in PJM. While we do not anticipate any of the currently proposed changes would have a material negative effect on our financial statements, such changes will require additional administrative and operational requirements. Also, FERC has approved a rule change re-establishing pricing for demand response energy programs and the independent system operators and regional transmission organizations have filed, and are expected to continue to file, their plans for implementation in 2011. These rule changes are not clearly defined, and in turn, the effects any such rule changes could have on our revenues are unknown at this time; however, such rule changes have taken effect.

We could be required to make substantial refunds or pay damages to our customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated or required under the applicable agreements.

We typically operate our capacity programs through long-term, fixed price contracts with our utility customers. Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures. While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years. If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty. In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life. Due to our potential participants' limited capital spending and increased competition in the marketplace, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner. If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay penalties of up to $0.3 million per megawatt that we fail to obtain in 2011 and 2012. As of September 30, 2011, we have recorded potential liquidated damages for capacity fulfillment delays related to certain 2011 contractual milestones.
In the open market programs, which typically have a term of one to three years, we sell capacity that we obtain through our programs to independent system operators. The independent system operator makes periodic payments to us based on estimates of the amount of electric capacity that we expect to make available during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. A contract year generally begins on June 1st and ends May 31st of the following year. We and the independent system operator analyze results of the metering data collected during the capacity events or test events to determine the capacity that was available during the actual event. Any discrepancy between our analysis of the metering data and the analysis from the independent system operator could result in lower than expected revenues or potential damages payable by us. In addition, the PJM open market program has amended rules which create potential penalties if the projected megawatts do not perform. To the extent PJM does not call an event, test events will be initiated before September 30 of each year to test the potential capacity. If we do not provide the required capacity during an event or test event, we may be subject to penalties. PJM has recently eliminated the Interruptible Load for Reliability (“ILR”) program effective 2012. Customers that currently participate as ILR resources must be moved into other open market programs by 2012 in order to avoid loss of revenue. This change also (i) requires additional capital support for both planned and new megawatts under the three-year Base Residual Auction and (ii) has increased the potential penalties for non-compliance. As a result of the elimination of the ILR program and the changing open market programs, we may incur significantly higher penalties in the future.
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

Index to Form 10-Q

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

We are occasionally required to provide letters of credit, bid bonds or performance bonds to secure our performance under customer contracts or open market programs. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. Our ability to obtain letters of credit under our loan and security agreement with SVB is limited to $30.0 million in the aggregate. As of September 30, 2011, we had $21.5 million of letters of credit outstanding from the facility. If we enter into significant long-term agreements or increase our bidding in certain open market power pools and either of which require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.

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

Index to Form 10-Q

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

In the past, during periods of growth, we have not been able to expand our customer care operations quickly enough to meet the needs of our increased customer base, and the quality of our customer care has suffered. As we add new and complex products and services or we undergo product issues with corrective actions, we will face challenges in increasing and training our customer care staff. If we are unable to hire, train and retain sufficient personnel to provide adequate customer care in a timely manner, we may experience customer dissatisfaction and increased participant terminations. The risk is enhanced through selling solution based systems, contingent upon our IntelliSOURCE software, as the software and potential integration are complex and often times outside of our control, such as in the instance and to the extent we are required to integrate with an AMI provider's meter software.

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

Index to Form 10-Q

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

From 2001 through September 30, 2011, we have invested over $23.6 million in research and development costs associated with our current products. From time to time, our customers have expressed a need for increased functionality in our products and software. In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services. Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy. Furthermore, we may not achieve market acceptance of our new products, solutions and software. For example, in the past we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance. If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected. In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.

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

Index to Form 10-Q

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

Index to Form 10-Q

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
We may be subject to information technology system failures, cyber security attacks, or network disruptions that could damage our reputation, business operations, energy usage, and financial conditions.
We enter into contracts that require our systems to be secure, as the nation's energy infrastructure is critical to continued safety and business operations. Our products and services involve the (i) storage and transmission of customers' proprietary information and (ii) the use, reduction, and movement of energy and capacity. Security breaches could expose us to a risk of loss of this information, unmanaged electrical usage or stoppage, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized

Index to Form 10-Q

party may obtain access to our data or our customers' data and could inappropriately affect electrical management. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers' data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have a material adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose customers.

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

Our business and operations have expanded rapidly since our inception. For example, from January 2003 through September 30, 2011, the number of our employees increased more than 650%, growing from 70 to 546. To continue expanding our customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company. In addition, we must continue to successfully train, motivate and retain our existing and future employees. In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.

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

Index to Form 10-Q

Risks Related to Our Common Stock

Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 25,430,700 shares of common stock were outstanding as of September 30, 2011. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.

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

Provisions in our fifth amended and restated certificate of incorporation, our second amended and restated bylaws and applicable provisions of the General Corporation Law of the State of Delaware may make it more difficult or expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential hostile takeover attempts and could adversely affect the market price of our common stock. Our fifth amended and restated certificate of incorporation and our second amended and restated bylaws:

•
currently provide for a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change of control. At our 2010 Annual Meeting, our shareholders approved a shareholder proposal that requested the board to take the necessary steps to declassify the board and to adopt the annual election of each director. While our board recommended declassifying the board at our 2011 Annual Meeting, the proposal did not receive the affirmative vote of at least 66 2/3% of the total number of outstanding shares required to amend our certificate of incorporation in order to implement the declassification of the board and therefore, the classified structure of the board remains in place;

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

Index to Form 10-Q

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2011.

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

The following table presents shares surrendered during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
July 2011	521	$3.16
August 2011	8,760	$2.05
September 2011	—	N/A
(1) Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

Index to Form 10-Q

Item 6: Exhibits

The following documents are filed as exhibits to this report:

10.1	First Amendment to Executive Employment Agreement, Teresa Naylor, effective September 23, 2011
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Comverge, Inc.
(Registrant)

November 9, 2011	/s/R. Blake Young
(Date)	R. Blake Young
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	/s/David Mathieson
(Date)	David Mathieson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)