Form 10-K
period 2011-12-31
COMVERGE, INC.
filed 2012-03-15
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011
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
Yes ☒        No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☒       Non-accelerated filer  ☐    (Do not check if a smaller reporting company)
Smaller Reporting Company  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
The aggregate market value of shares of the Registrant's common stock, par value $0.001 per share, held by non-affiliates of the Registrant on June 30, 2011, the last business day of the Registrant's most recently completed second fiscal quarter, was $71,680,326 (based on the closing sales price of the Registrant's common stock on the Nasdaq Global Market on such date).
At March 9, 2012, there were 27,552,580 shares of the Registrant's common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant's fiscal year ended December 31, 2011.

Comverge, Inc.

Index to Form 10-K

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated into this Annual Report on Form 10-K by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors” for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, including Quarterly Reports on Form 10-Q to be filed in 2012. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.
Part I

Item 1.	Business
Business Overview
We are a leading provider of intelligent energy management, or IEM, solutions that empower utilities, commercial and industrial customers, and residential consumers to use energy in a more effective and efficient manner. IEM solutions build upon demand response, enabling two-way communication between providers and consumers, giving all customer classes the insight and control needed to optimize energy usage and meet peak demand. Beyond reducing the energy load, this approach reduces cost for the utility or grid operator, integrates other systems and allows for the informed decision-making that will power the smart grid.
We provide our IEM solutions through our two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment. The Residential Business segment sells IEM solutions to utility customers for use in programs with residential and small commercial end-use participants. These solutions include hardware, our IntelliSOURCE software and services, such as installation, participant marketing and program management. If the utility customer elects to own the IEM system, we refer to the program as a turnkey program. If we provide capacity through fully-outsourced programs, in which we typically own the underlying system, we refer to the program as a Virtual Peaking Capacity, or VPC, program. Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our customers. The C&I Business segment provides IEM solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers. These IEM solutions are delivered through the management of C&I megawatts in open markets and VPC programs as well as through the completion of energy efficiency projects.
The Comverge Solution
Our IEM solutions enable our electric utility industry customers and open market operators to address issues they confront on a daily basis, such as rising demand, decreasing supply, fluctuating commodity prices, reducing greenhouse gases and emerging government or regulatory mandates to use energy efficiency solutions to address these issues. Our IEM solutions yield the benefits described below to our commercial and industrial customers, residential customers, electric utility industry customers and open market operators.
Improve the Developing Smart Grid through Advanced, Multi-functioning Solution Sets. We offer our customers IEM solutions to match their needs for improving and advancing a smarter electrical grid. Our state-of-the-art IntelliSOURCE software system provides demand management functionality, enabling control of various end-use devices and systems, integration into the utility customer’s back office operational systems, and inter-operability with Advanced Metering Infrastructure (“AMI”). In conjunction with our software, our solution set includes multiple service offerings, including engineering and energy audits, project management, installation, customer acquisition marketing, and measurement and verification. These services allow our utility customers to tailor their programs to achieve better marketing penetration rates, lower installation costs, and real time verification of the functionality of their system. Our hardware products complete our solution set by offering technologically advanced functionality for various residential and C&I demand management devices. Through providing solutions to our

Index to Form 10-K

customers’ issues, we are able to offer our own individual products and services, or integrate other companies’ products into our solutions, ultimately improving the developing smart grid.
Provide an Alternative to Building Expensive New Plants and Associated Transmission and Distribution Infrastructure. We have the ability to reduce our utility and grid operator customers’ capital expenditures and costs for electric transmission and distribution. Our solutions can be directly substituted for new power generation facilities that would otherwise be built to satisfy either peak periods of electricity demand or the expected increase in base load demand. Our IEM systems require significantly lower short-term capital expenditures than a natural gas-fired power plant, and our pay-for-performance capacity solutions often require little to no capital expenditures on the part of electric utilities. By avoiding the build-out of new generation, utilities can also avoid building the incremental new transmission and distribution assets needed to bring power from the location where it is generated to where it is consumed, thereby further reducing required capital expenditures.
Improve System Reliability and Operational Flexibility. Our IEM solutions enhance the reliability of the electric grid by providing the ability to reduce power consumption in specific distribution areas during times of peak energy demand and emergency conditions, thereby relieving strain on the aging grid infrastructure. With our IEM solutions, our customers gain the benefit of more reliable infrastructure and lower operating costs associated with fewer emergency maintenance and customer care issues. In addition to improving system reliability, our targeted approach focuses on specific distribution areas allowing for a more targeted approach to using and reducing energy in highly constrained areas. For example, once deployed, our VPC programs become operational, or ramp up, more rapidly than natural gas-fired power plants. Our VPC programs typically require less than five minutes to provide demand reduction. In addition, our technology enables devices to be controlled both individually and in clusters, thereby allowing those devices to be operated at the time and location (such as at a substation, circuit or feeder) required to manage localized constraints or emergency conditions.
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
Enable Electric Utilities to Meet Regulatory Mandates. Federal and state legislation over the past five years have served to stimulate the developing smart grid and has mandated that the Federal Energy Regulatory Commission and the Department of Energy provide detailed assessments and recommendations for demand response initiatives. We work closely with federal and state regulators and electric utilities to formulate and coordinate effective demand response solutions in light of these regulatory developments and mandates. Advanced technologies for demand response, energy efficiency, smart metering, and distributed generation, including digital information capabilities to implement these technologies, is being driven through regulatory and legislative efforts. This includes a smart grid policy using a national task-force, modernization through deployment of “smart” technologies, a new communications and an inter-operability framework, research and development, and removal of the barriers to smart grid roll-out. Federal grants and matching funds are being deployed to help spur smart grid investments.
The Comverge Strategy
We intend to continue to grow and expand our position in the clean energy sector by pursuing the strategic objectives described below.
Increase Market Penetration. We intend to further penetrate the clean energy sector by:

•	identifying the needs of and providing additional IEM solutions to new and existing customers;

•	securing additional long-term contracts as a growing proportion of our revenues;

•	effectively matching product innovations with the future needs of our customers, including AMI rollouts designed to migrate North America to a smart electricity grid; and

•	expanding the scope of our commercial and industrial demand response offerings, conservation, energy efficiency solutions and other clean energy alternatives, including international opportunities.

Index to Form 10-K

Expand the Market for our IEM Solutions. We intend to continue demonstrating the effectiveness of our capacity programs in order to secure additional long-term contracts with existing and future customers by:

•	marketing to and educating existing and prospective customers, consumer advocates, consultants and industry experts about the benefits of IEM solutions;

•
working with utilities, state regulators and local, state and federal governmental agencies to explain the benefits of IEM solutions and obtain rate treatment similar to supply-side resources, such that electric utilities are allowed to earn a rate of return on the capital invested in demand response resources; and

•	expanding our current product strategic alliances and identifying new strategic relationships.
Continue to be an Innovative Leader in our Markets. From 2001 to 2011, we invested approximately $26.0 million in research and development alone. We intend to continue such research and development, in addition to capturing operational and technical knowledge gained from the smart grid offerings. This will enable us to develop new and innovative solutions to better serve our existing electric utility customer base, large C&I customers, and to appeal to new customers. We believe that this continued investment strategy will allow us to realize new revenue opportunities and decrease our operating costs, thereby enabling us to remain competitive and to maintain our market position.
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
Segments
As of December 31, 2011, we reported our results of operations in two reportable segments: our Residential Business segment and our Commercial & Industrial Business segment. In prior periods, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. Beginning for the year ended December 31, 2010, the former Utility Products & Services segment is presented as part of the Residential Business segment. The results of our energy efficiency programs were previously reported in the Residential Business segment. Beginning for the year ended December 31, 2010, the energy efficiency programs are reported as part of the C&I Business segment. Accordingly, the results of operations have been reclassified for the year ended December 31, 2009 to conform to the presentation for the years ended December 31, 2011 and 2010. We believe that this reporting structure more accurately represents the broader customer markets that we serve: residential and commercial and industrial.
See “Item 8. Financial Statements and Supplementary Data, Note 15” for our presentation of results of operations for the last three fiscal years by reportable segment.
Residential Business
Our Residential Business segment offers IEM solutions that address demands for residential and small commercial end-use participants. These solutions include intelligent hardware, our IntelliSOURCE software and services, such as installation, marketing and program management. Our suite of intelligent hardware includes a broad range of products from basic one-way load control switches to technologically sophisticated smart thermostats and in-home displays that encompass the entire range of the smart grid market. Our products are designed to communicate on multiple communication modes, including wireless internet, VHF paging, telephone, broadband cable, cellular and radio frequency communication. We provide the hardware that is installed at a utility consumer's location on high-energy consumption equipment, such as central air conditioning. Our software applications send wireless messages to manage and control our hardware. Upon receiving the messages, our hardware, in turn, provides more intelligent operation of the equipment, thereby making electric capacity available to the utility. The information delivered from the IEM solutions can then be used by the utility to better manage electricity consumption, analyze usage trends and anticipate energy constraints.
Our IntelliSOURCE provides a consistent infrastructure for command and control, while creating a critical, two-way, real-time communication link to residential customers. Not only does IntelliSOURCE support direct load, price responsive, and dynamic pricing controls, but it also flexibly accommodates next-generation upgrades such as variable pricing, renewable energy management, and electric vehicle charging. Key features of IntelliSOURCE include:

•	Communication – Expands the back office infrastructure to allow for deployments, while supporting interfaces for third-party systems,

•	Command and control – Handles grouping and addressing structures; algorithms and control operations; device management and configuration; and event generation and control,

•	Data management – Performs data collection including validation and verification, and

•	Knowledge applications – Enables analysis and evaluation of the performance of the customer's demand response

Index to Form 10-K

program.
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
We operate our VPC programs through long-term, fixed price contracts with our utility customers, which make periodic payments to us based on the amount of electric capacity that we expect to make available to them during the cooling season. The cooling season is the months in which seasonal peak energy demand is the highest. A contract year begins at the end of the utility's cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. Measurement and verification tests are necessary when our hardware installed at participant locations to control energy usage of selected appliances consists of one-way devices, as those devices are programmed to receive and respond to a wireless signal initiated by our software and transmitted over a public or private network but do not send a confirmation. Therefore, there is no immediate verification that any certain device received a signal or properly executed its command. Because thousands of devices are subject to control in typical residential VPC programs, for one-way communicating systems, statistically significant measurement and verification is performed on a subset of these devices. This methodology has been developed that verifies the reduction of energy usage, measured in kilowatts, for a statistical sample of devices with an accepted utility confidence level generally of 90% or greater. This methodology is widely accepted in the industry. We refer to the results of this measurement and verification process as our available capacity.
Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time the measurement and verification tests are conducted, which, in turn, depends on factors beyond our control, such as temperature and humidity and the time of day and the day of the week the measurement and verification tests are performed. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity. Depending on the terms of the VPC contract, a difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process as the annual settlement.
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
Commercial & Industrial (C&I) Business

Index to Form 10-K

The C&I Business segment provides IEM solutions to utilities and independent system operators that are managing programs or energy markets, where large C&I consumers participate. These solutions are delivered through the management of megawatts for these C&I consumers in VPC and open market programs as well as through the completion of energy efficiency projects. Similar to the Residential Business segment, the C&I Business segment contracts with utilities to provide available capacity to utility customers through pay-for-performance VPC programs. We recruit large C&I end-use participants into the VPC program, requesting that participants reduce electricity usage at certain times, and provide the available capacity to our customer.
Open Markets
In open markets, grid operators and utilities seek bids from demand response providers to utilize the commercial and industrial consumer base to provide demand response capacity based on prices offered in competitive bidding. These opportunities are generally characterized by energy and capacity obligations with shorter contract periods and prices that may vary by hour, by day, by month or by bidding period. Several major grid operators, including PJM Interconnection, New York Independent System Operator, New England Power Pool and Electric Reliability Council of Texas, have active demand capacity markets in which we participate. Our C&I Business segment works with commercial and industrial consumers to first identify available demand response capacity and then register and facilitate the sale of that capacity or energy in the open market on behalf of those consumers. In these transactions, we receive payments from grid operators throughout the year and are required to respond during the grid operator's mandatory performance period. For our largest capacity program with PJM Interconnection, we receive payments from June 1st to May 31st of each year and are required to provide demand reduction from June 1st to September 31st. We make payments to commercial and industrial consumers for both contracting to reduce electricity usage and actually doing so when called upon.
Energy Efficiency Program
The structure of our energy efficiency program is a pay-for-performance model whereby we provide permanent base load reduction through equipment upgrades, energy auditing and consulting, building automation, lighting retrofits and other measures that reduce C&I consumers' total energy consumption. We enter into long-term contracts to provide the reduced capacity, maintain and operate the improvements and ensure their utilization.
Customers
We have an established customer base of utility and other energy service providers, including municipal and cooperative electric utilities, located across North America in both regulated and deregulated jurisdictions. For example, our customers include large investor-owned utilities, independent system operators and regional transmission organizations (which are regional entities that monitor and control a regional electric grid), electric cooperatives, municipalities, energy service companies and military bases, including energy providers such as Austin Energy, Consolidated Edison Company of New York, Inc., Georgia Power, Gulf Power Company, Inc., PacifiCorp, PECO, Pepco Holdings, Inc., PJM Interconnection, PPL Corporation, Progress Energy, Inc., Public Service Company of New Mexico, San Diego Gas & Electric Company and Southern Maryland Electric Cooperative, Inc. For the year ended December 31, 2011, our top ten customers accounted for 72% of our consolidated revenue. Of these customers, two customers accounted for more than 10% of revenue: PJM Interconnection LLC (22%) and Pepco Holdings, Inc. (16%). For the year ended December 31, 2010, our top ten customers accounted for 71% of our consolidated revenue. Of these customers, two customers accounted for more than 10% of revenue: PJM Interconnection LLC (28%) and Pepco Holdings, Inc. (12%). For the year ended December 31, 2009, our top ten customers accounted for 67% of our consolidated revenue. Of these customers, two customers accounted for more than 10% of our revenue: PJM Interconnection LLC (20%) and NV Energy (12%).
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

Competition

Index to Form 10-K

The clean energy sector is highly competitive. We face competition from traditional clean energy providers, advanced metering equipment and service providers, and supply-side independent power producers. In addition, some traditional providers of advanced meter reading products may add demand response products and services to their existing business. We also compete against traditional supply-side resources such as natural gas-fired peaking plants as well as independent power producers. Electric utilities could also offer their own demand response solutions, which would decrease our base of potential customers and could decrease our revenues and profitability. For more information on the risks we face in our highly competitive market, see “Part I, Item 1A - Risk Factors - We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share, revenues and profit.”
Regulatory
Our products and services are typically not subject to existing federal and state regulations in the U.S. governing the electric utility industry. However, our solutions are subject to oversight by FERC, NERC, and other regulatory entities under the Federal Power Act, and the individual Regional Transmission Owner or Independent System Operator approved tariffs and manuals. In addition, our products and their installation are subject to government oversight and regulation under state and local ordinances relating to communications requirements, building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover our products and services.
Trademarks
Comverge, Inc. and its subsidiaries own the following trademarks in the United States: 6D, Apollo, Comverge, Coolibrium, Datapult, Enerwise, IntelliSUPPORT, IntelliPLAN, IntelliMEASURE, IntelliPEAK, IntelliMARKET, IntelliFOCUS, IntelliTEMP, IntelliCONNECT, kw Operation Kill-a-Watt, Maingate, Powerportal, Profit from Energy, Public Energy Solutions, Sixth Dimension, SuperStat, The Energy To Go Clean, The Energy To Be Clean, The Energy To Be Green, TheWattSpot, Virtual Peaking Capacity and Wattspot.
History and Development of the Business
Our business began as divisions of Scientific Atlanta, Inc. and Lucent Technologies Inc. in 1974 and 1991, respectively. In 1992, Acorn Energy, Inc. (formerly known as Acorn Factor, Inc.), or AEI, created its Powercom Division to develop advanced meter reading, electric utility data management and analysis, and load management solutions. Comverge, Inc. was organized in 1997 as a Delaware corporation by AEI. We evolved our operations through the acquisition of the Utility Solutions Division of Lucent Technologies Inc. in 1997 and the organization of Comverge Control Systems, Ltd. in 1998. In 1999, we acquired the Controls System Division of Scientific Atlanta, Inc. We made the strategic decision in 2002 to develop, own and operate load management systems on an outsourced basis for the benefit of our utility customers. We named this offering Virtual Peaking Capacity. In 2003, we acquired the intellectual property, operating assets and customers of Sixth Dimension, Inc. In April 2007, we completed an initial public offering. In July 2007, we acquired Enerwise Global Technologies, Inc., reported as part of the C&I Business segment. We acquired the four operating entities comprising the business of Public Energy Solutions in September 2007, and include their offerings as part of the C&I Business segment. In February 2010, we appointed R. Blake Young as our President and Chief Executive Officer. In October 2010, we unveiled our vision for IEM, the next-generation of software, hardware and services that help electric utilities, commercial and industrial organizations and consumers optimize energy usage. In December 2011, we were selected by Eskom, the largest electricity provider in Africa, to manage its complex supply and demand challenges by creating and co-managing Africa's first open market for demand response resources. The Eskom contract represents the first significant international contract for us.
Employees
We had 519 employees as of December 31, 2011. Our employees are not represented by any labor unions, and we have not experienced any work stoppages. We consider our relations with our employees to be good.
Available Information
Our web site is located at http://www.comverge.com. Our investor relations website is located at http://ir.comverge.com. The information on or accessible through our web sites is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file with or furnish such material to the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

Index to Form 10-K

Executive Officers of the Registrant
Our executive officers as of March 9, 2012 are as follows:
R. Blake Young, 53, became our President and Chief Executive Officer in February 2010 and has served as a member of the Comverge Board of Directors since August 2006. Prior to his appointment as President and Chief Executive Officer, Mr. Young was the founder and Managing Partner of Cap2ity Consulting Group, a business, technology and management consulting group from June 2009 to February 2010. Previously, he served as Senior Vice President, Global IT & Technology for BG Group, a global energy company based in London from January 2007 to June 2009. Prior to that, Mr. Young held various senior management positions with Dynegy Inc., including Executive Vice President and Chief Administrative Officer as well as Executive Vice President & President of Global Technology from 1998 to 2005. He also served as President of Illinois Power Company, Dynegy's electric and gas transmission and distribution company. Prior to his eight years at Dynegy, Mr. Young served as Chief Information Officer of the US Grocery Division of Campbell Soup Company. Before that, Mr. Young had a 14-year career with Tenneco Energy, an integrated natural gas transporter and marketer, where he served in a number of senior administrative and commercial management positions, including Chief Information Officer and Executive Director of national accounts. Mr. Young received a Bachelor of Science degree from Louisiana State University.
David Mathieson, 57, has served as our Executive Vice President and Chief Financial Officer since May 2011. Prior to joining our company, Mr. Mathieson was Senior Vice President and Chief Financial Officer of RSC Holdings, Inc., a rental equipment provider servicing the industrial, maintenance and non-residential construction markets, from January 2008 to May 2010. In addition, Mr. Mathieson served as Senior Vice President and Chief Financial Officer of The Brady Corporation, a global manufacturer and marketer of complete identification solutions, from December 2003 to December 2007. Before joining The Brady Corporation, Mr. Mathieson spent more than 20 years in various leadership roles at Honeywell, Inc., where he held the position of Vice President and Chief Financial Officer of Honeywell-Europe from June 1981 to September 2001.
Steven Moffitt, 46, has served as our Chief Operating Officer since May 2011 and previously served as our Executive Vice President of Engineering and Operations from July 2010 until May 2011.  Mr. Moffitt has over 20 years of experience in information technology leadership, strategy development, project management and systems development.  Prior to joining our company, Mr. Moffitt served as Vice President and Divisional Chief Information Officer of the BG Group from November 2008 to March 2010 where he managed the BG Infrastructure globally, including data centers, network, computer and storage environments.  Prior to that Mr. Moffitt was Managing Director, Global Head of Commodities Technology at UBS Investment Bank from September 2006 to November 2008.  Mr. Moffitt also served as Senior Vice President & Divisional CIO of FiServ, Inc., a provider of technology solutions to the financial world, including banks, credit unions, and securities processing organizations from March 2006 to September 2006.  Mr. Moffitt has also served as Senior Vice President & Chief Information Officer of Dynegy, Inc. from January 2000 to December 2005.  Mr. Moffitt holds a Bachelor of Science degree from the University of Texas-Arlington where he majored in Information Systems.
Teresa Naylor, 49, joined our company in September 2010 as our Senior Vice President of Human Resources. Ms. Naylor has over 20 years of human resources management and leadership experience and she leads the human resources business, including leadership development, talent management, compensation, benefits, compliance and all human resources generalist responsibilities. Prior to joining the company, Ms. Naylor served as Vice President of Human Resources for MXENERGY from 2006 to 2010, where she was responsible for the human resource functions and team development. Prior to MXENERGY, she was the Vice President of Human Resources for CenterPoint Energy, Inc. from 2004 to 2006, where she was responsible for all enterprise-wide executive leadership succession planning and corporate human resources services to over 9,000 employees. Previously, she also held executive level positions with Dynegy, Inc. including leadership roles at Illinois Power and Illinova Generating Company from 1998-2004, and Lincolnland Visiting Nurse Association from 1991 to 1998. Ms. Naylor holds a Bachelor of Science degree in interdisciplinary studies (organizational management) from Cameron University and a Master of Science degree from University of St. Francis.
Matthew H. Smith, 37, has served as our Senior Vice President, General Counsel and Secretary since January 1, 2008. Mr. Smith joined us in January 2005 as Senior Counsel responsible for contract negotiations, intellectual property, litigation and corporate governance matters. Prior to joining us, Mr. Smith worked for the law firm King & Spalding LLP concentrating primarily on intellectual property and litigation matters. Mr. Smith began his legal career as a federal appellate court clerk for Judge H. Emory Widener, Jr. on the U.S. Court of Appeals for the Fourth Circuit. Mr. Smith obtained a B.A. in History and Psychology and a J.D. from the University of North Carolina, Chapel Hill.
Arthur Vos IV, 37, has served as our Senior Vice President of Utility Sales and Chief Technology Officer since October 2011. Prior to that, Mr. Vos serviced as our Senior Vice President of Product Management and Alliances since November 2009. From September 2007 to November 2009, he served as our Vice President, Marketing and Strategy. Mr. Vos was named Vice President, Marketing, Products and Strategy in 2004. Mr. Vos joined us in April 2003 as our Vice President of Development for our 6DiNET Group after the acquisition of Sixth Dimension, Inc.  Over a 12 year history in the electric power industry, Mr. Vos

Index to Form 10-K

has led and architected numerous demand response and energy monitoring solutions.  As the Chief Technology Officer of Comverge, Mr.Vos now leads our entire development effort which includes an advanced SmartGrid software suite, intelligent communicating in-home devices and distributed energy management solutions.   Mr. Vos obtained B.S. and M.S. degrees from Colorado State University with an emphasis in artificial intelligence, distributed control systems, manufacturing systems and embedded system design.
Greg Allarding, 47, has served as our Senior Vice President of Operations since October 2011 and is responsible for our Utility Program Operations, Information Technology, Network Operations Center, Supply Chain and Call Center Operations. He joined the Company in August 2010 as Vice President of Network Operations & CIO. Prior to joining the Company, Mr. Allarding was an Accenture executive with over 16 years of experience in the utilities industry, managing large complex system implementations, leading high performance teams focused on process improvement, implementation and operations methodologies; and managing people and processes to drive operational results and excellence in delivery.  Mr. Allarding obtained a B.S. in Management Information Systems from the University of South Florida.
Kyle Wiggins, 30, has served as our Vice President and Corporate Controller since October 2011.  Prior to that, Mr. Wiggins served as Assistant Controller of the Company from April 2008 to September 2011.  Prior to joining the Company, Mr. Wiggins was a member of the audit services group of KPMG, LLP.  As Vice President and Corporate Controller, Mr. Wiggins is responsible for the Company's financial reporting and internal controls.  Mr. Wiggins  is a certified public accountant and earned his Bachelor's and Master's degrees in accounting from the University of Georgia.

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

The actual occurrence of any of the risks described below could materially harm our business, prospects, financial condition and results of operations. In the event of such harm, the trading price of our common stock could decrease.

Risks Related to Our Business
We will require significant capital to pursue our strategy, but we may not be able to obtain additional financing on acceptable terms or at all.
For the last several years, we have financed our operations and capital expenditures through the sale of our securities and by borrowing money. Our ability to obtain additional financing will be subject to a number of factors, including the development of the market for IEM solutions, commercial acceptance of our products, our operating performance, the terms of our existing indebtedness and the credit and capital markets. On November 29, 2011, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”). Under the terms of the Purchase Agreement, we have a right to sell up to a maximum of 100,000 shares per day, which total may be increased by mutual agreement up to an additional 1,000,000 shares per day up to an aggregate maximum of $10.0 million. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The Purchase Agreement provides that we only may sell shares of our common stock to Aspire Capital on business days on which the closing sale price of our common stock equals or exceeds $1.00.

The growth of our business will depend on significant amounts of capital for marketing and product development of our IEM solutions, including intelligent hardware and software. In addition, international expansion will require significant capital. As the Company focuses on profitability, with a more refined approach to growth, we will still need working capital to operate the business. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of our then-existing stockholders will be reduced and the percentage of our outstanding common stock into which our convertible securities and our senior unsecured notes are convertible will be reduced. In addition, any such transaction may dilute the value of our common stock and other debt or equity securities. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand or limit our flexibility in paying our indebtedness.
We may not be able to obtain additional capital on acceptable terms or at all. If our stock price continues to decline, it may be difficult for us to obtain sufficient funds through the sale of equity or convertible debt securities. Because of our losses, we do not fit traditional credit lending criteria, which, in particular, could make it difficult for us to obtain loans or to access the capital markets. Moreover, our loan and security agreements contain restrictions on our ability to incur additional indebtedness, which, if not waived, could prevent us from obtaining needed capital. There can be no assurance that we will be able to obtain such financing and a failure to obtain additional financing when needed could adversely affect our ability to (i) maintain and grow our business and (ii) retain key employees.
We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.

Our annual net loss for the years ended December 31, 2011, 2010 and 2009 was $12.8 million, $31.4 million and $31.7 million, respectively. Our accumulated deficit from inception through December 31, 2011, was $228.8 million. Initially, our net losses were driven principally by start-up costs and the costs of developing our technology. More recently, our net losses have been driven principally by our operating and depreciation expenses as well as impairment charges. To grow our revenues and customer base, we plan to continue emphasizing the expansion and development of our IEM solutions in the domestic and international markets. This strategy may cause us to incur net losses in the foreseeable future, and there can be no assurance that we will be able to grow our revenues and expand our client base to become profitable.
We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog or expected business, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.

Index to Form 10-K

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of the contract term. Our estimated payments from these long-term contracts are based on a number of assumptions. The expectations regarding our annual and multi-year contracts include assumptions relating to purchase orders received, contractual anticipated order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases. We also assume that we will be able to meet our obligations under these contracts on a timely basis. The expectations regarding the build-out of our turnkey and capacity contracts are based on our experience to date in building out the load management systems as well as future expectations for continuing to enroll participants in each contract's service territory. In some instances, we may not build out at the anticipated rate due to, among other things, enrollment rates varying from our expectations. We have also included assumptions for how we believe the programs will perform during the measurement and verification tests. If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts. While we have historically recorded a $0.3 million penalty per megawatt in liquidated damages for each megawatt that we believed we would not fulfill for our energy efficiency contracts, we have not reduced our anticipated payments from long-term contracts for any penalties. As of December 31, 2011, we anticipated a potential payment of $0.3 million in liquidated damages for our energy efficiency contracts based on our build-out rate for the 2012 program year. We have also assumed that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average. Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, canceled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts. A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments. In addition, the timing of payments from long-term contracts and revenue recognition may vary period to period.
Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of December 31, 2011, we had contractual backlog of $143 million through December 31, 2012.
Our loan and security agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity and our business.
Our loan and security agreements contain covenants that limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise. For instance, provisions in our loan and security agreements with Silicon Valley Bank (“SVB”) and Grace Bay Holdings II, LLC (“Grace Bay”) impose restrictions on our ability to, among other things: incur more debt; pay dividends and make distributions; make certain investments; redeem or repurchase capital stock; create liens; enter into transactions with affiliates; and merge or consolidate.
Under our SVB loan and security agreement, our borrowing availability is subject to a monthly borrowing base calculation based upon our unrestricted cash balances maintained at SVB and the balances of certain accounts receivable. To include our unrestricted cash balances maintained at SVB and certain other essential figures in the borrowing base calculation, we must maintain a minimum balance of unrestricted cash at all times of at least $20.0 million. We had aggregate available borrowing capacity under our SVB loan agreement of $1.9 million as of December 31, 2011; however, if we do not maintain at least $20.0 million of unrestricted cash at all times, our borrowing base may be reduced. Upon a reduction in the borrowing base, the $1.9 million of additional capacity may not be available to us.  Even with our anticipated revenue growth, it is possible that the Company's cash may fall below $20.0 million. Should the Company's unrestricted cash balance fall below $20.0 million and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under our SVB loan agreement. A failure to pay any such excess amount could result in a default under the SVB loan and security agreement and, as a result, could cause cross-defaults in our other borrowing arrangements, such that all of our outstanding debt could become due and payable. In addition, any resulting loss in liquidity could cause potential defaults in our borrowing arrangements, such that all of our outstanding debt could become due and payable. Our ability to maintain the minimum cash balance of unrestricted cash of $20.0 million is directly dependent on our ability to manage our cash expenditures, add new sources of revenue, and/or obtain

Index to Form 10-K

additional capitalization. There can be no guarantee that we will be successful in these endeavors. While a failure to maintain the minimum cash balance is not an event of default or breach of any covenant under the SVB loan agreement, a reduction in our cash balance below the required minimum threshold would affect our borrowing base capacity and may result in our inability to borrow, obtain sufficient funds, refinance or restructure the loan and security agreement. Under such circumstances, this could have a material adverse impact on our liquidity, financial position and results of operations.
Our failure to meet the covenants and financial tests contained in, and any event of default under, our loan and security agreements, could have a material adverse effect on our financial condition.
The SVB and Grace Bay loan and security agreements contain customary covenants, including covenants which require us to meet specified financial ratios and financial tests. The Grace Bay agreement sets forth quarterly revenue targets that if not maintained, give Grace Bay the right to require us to make monthly repayments of the loan balance over the remaining term of the loan. For the fiscal quarter ended December 31, 2011, we were not able to meet the revenue targets in the Grace Bay agreement and Grace Bay has requested that we begin making amortization payments. Such amortization payments are front-loaded, such that 45% of the loan balance ($6.8 million as of December 31, 2011) would be due over the first twelve months. If we comply with succeeding measurement periods, we may prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its amortization right under the loan agreement if we fail to meet future minimum revenue targets. In letters dated February 27, 2012 and March 1, 2012, Grace Bay also alleged that we are in default under the Grace Bay agreement. An event of default in the Grace Bay agreement triggers a cross-default in the SVB loan and security agreement. Such events of default may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to repay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. As of the date of this filing of Form 10-K, the Company has not received notice to accelerate the debt and would contest any such acceleration. Our ability to repay our indebtedness and meet the revenue targets in the Grace Bay loan and security agreement is dependent on us securing new customers. There can be no guarantee that we will be able to add customers and the related additional revenue sufficient to repay our indebtedness or meet such revenue targets.
In addition, we cannot assure that our assets or cash flow will be sufficient to make our amortization payments or to fully repay borrowings under our outstanding loan and security agreements following such event of default or any future event of default, upon maturity or if accelerated, or that we would be able to refinance or restructure the payments on those agreements. Upon a default, our lenders have the right to exercise their rights and remedies to collect payment on the loans, which would include the right to foreclose on our assets. Accordingly, the amortization payments we are required to make to Grace Bay and the events of default under our loan agreements, as well as any future event of default, may have a material adverse effect on our business, liquidity, financial position and results of operations. To the extent our lenders exercise their rights and remedies, we may be forced to seek bankruptcy protection.
Our ability to provide bid bonds, performance bonds or letters of credit is limited and could negatively affect our ability to bid on or enter into significant long-term agreements.
We are occasionally required to provide letters of credit, bid bonds or performance bonds to secure our performance under customer contracts or open market programs. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. Our ability to obtain letters of credit under our loan and security agreement with SVB is limited to $30.0 million in the aggregate. As of December 31, 2011, we had $23.5 million of letters of credit outstanding from the facility. If we enter into significant long-term agreements or increase our offering in certain open market power pools and either of which require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.
We operate in highly competitive markets; if we are unable to compete successfully, we could lose market share, revenues and profit.

We face strong competition from traditional IEM and clean energy providers, both larger and smaller than us, from advanced metering infrastructure equipment and from energy service providers. In addition, we may face competition from large internet

Index to Form 10-K

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
Certain energy service and advanced metering infrastructure providers are substantially larger and better capitalized than we are and these providers have the ability to combine (1) advanced meter reading or commodity sales and (2) demand response products into an integrated offering to a large existing customer base. Because many of our target customers already purchase either advanced meter reading, energy efficiency products or services, demand response products or services, or commodities from one or more of our competitors, our success depends on our ability to attract target customers away from their existing providers or to partner with one or more of these entities to distribute our products. In addition, the target market for our capacity programs has been composed largely of “early adopters,” or customers who have sought out new technologies and services. Because the number of early adopters is limited, our continued growth will depend on our success in marketing and selling our programs to mainstream customers in our target markets. Larger competitors could focus their substantial financial resources to develop a competing business model that may be more attractive to potential customers than what we offer. Competitors who also provide advanced metering infrastructure, energy services or commodities may offer such services at prices below cost or even for free in order to improve their competitive positions. In addition, because of the other services that our competitors provide, they may choose to offer IEM services as part of a bundle that includes other products, such as residential advanced meter reading and automated invoicing, which we do not offer. Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete and reduce our market share and revenues.
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

Because we are wholly dependent upon third parties for the manufacture and supply of certain products, a significant interruption in the manufacturing or delivery of our products by these vendors or in defects from the manufacturers, could result in our being required to expend considerable time, effort and expense to establish alternate production lines at other facilities and our operations could be materially disrupted, which could cause us to not meet production deadlines and lose

Index to Form 10-K

customers. In addition, our contracts often provide that we install products in the end-users' facilities or premises using Comverge employees or third party installers. To the extent such installations are faulty or inadequate, considerable time, effort and expense may be incurred to remedy the situation and restore customer satisfaction. Any delays, malfunctions, inefficiencies or interruptions in these products, services or operations could adversely affect the reliability or operation of our products or services, which could cause us to experience difficulty retaining current customers and attracting new customers. In addition, our brand, reputation and growth could be negatively impacted. For example, in August, 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed a notice with the Consumer Product Safety Commission (the “CPSC”) to address a product issue with the thermostats that White-Rodgers had shipped to Comverge. White-Rodgers reported to the CPSC that it was aware of incidents of battery leakage in the model of thermostat sold to Comverge, in which battery leakage led to an overheating of the device. We are not aware of any reports of personal injury associated with these incidents but are aware of claims for minor property damage. White-Rodgers informed us that in the event of battery leakage, electrolyte in the leakage can contact the printed circuit board, which may result in the circuit board overheating. White-Rodgers has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan that was approved by the CPSC in January 2011 to address thermostats in inventory and thermostats installed in the field. White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action. Comverge is not aware of any information suggesting that Comverge's communication module in these thermostats is related to the reported incidents. In relation to the White-Rodgers thermostat issue, Comverge is involved in litigation and disputes to address certain customers' complaints relating to the White-Rodgers thermostat issue. For further information on lawsuits relating to the thermostat issue, see “Part I, Item 3 - Legal Proceedings” contained in this Annual Report on Form 10-K.
Regulatory or legislative rule changes made by major grid operators, state commissions, or FERC, could adversely impact our revenues.

We operate in a regulated market. Changes to rules, regulations, or laws may affect our business and anticipated revenues. During 2008, PJM Interconnection LLC, or PJM, announced a rule change for economic demand response programs in the PJM open market. The rule change reduced the price we receive under our economic or voluntary demand response programs for commercial and industrial consumers. Because such programs are voluntary, the lower price and operating rule changes in 2008 made it less compelling for our commercial and industrial consumers to participate in the demand response programs. We rely on our demand response programs to generate revenue and PJM or any other major grid operator may reduce incentives to consumers or make other economic rule changes in the future that would have a negative impact on our business. Rule changes relating to the capacity market at PJM expanding the availability of demand response resources outside of the summer months have been approved by the FERC, which could take effect three years from now.  In addition, FERC has made rule changes relating to measurement and verification of resources in PJM.  While we do not anticipate any of the changes would have a significantly material negative effect on our financial statements, such changes will require additional administrative and operational requirements. These rule changes are not yet clearly defined, and in turn, the impact or effect of any such rule changes on our revenues or financial condition are unknown at this time. However, there can be no assurance that these rule changes will not have a material adverse effect on our business, financial condition and results of operations.

Any restructuring activities that we may undertake, including our expense reduction initiative, may not achieve the benefits anticipated and could result in additional unanticipated costs, which could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We regularly evaluate our existing operations, anticipated customer demand and business efficiencies and, as a result of such evaluations, we may undertake restructuring activities within our businesses, including the announced expense reduction initiative in 2011. These restructuring plans may involve higher costs or longer timetables than we anticipate and could result in substantial costs related to severance and other employee-related matters, litigation risks and expenses and other costs. These restructuring activities may not result in improvements in future financial performance. If we are unable to realize the benefits of any restructuring activities or appropriately structure our businesses to meet market conditions, the restructuring activities could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Index to Form 10-K

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
The open market programs in which we participate could be materially altered in ways that negatively affect our ability to participate and, in turn, decrease revenues. For example, these markets typically utilize short-term contracts and often have price volatility. Prices in these markets typically fall whenever capacity providers place excessive amounts of capacity for auction in these markets. If prices decline below the point at which customers who typically participate in these programs recognize a benefit from participating or if they decide to participate with another provider, we would no longer be able to enroll these customers, which could result in us recognizing lower than expected revenues. In addition, rule changes could negatively impact how we market, enroll, measure, verify, and settle with our end-customers and the open market authority.
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

Our revenues historically have been generated from a small number of customers. In 2011, 2010 and 2009, our top ten customers accounted for approximately 72%, 71% and 67% of our consolidated revenues, respectively. In 2011, two customers accounted for more than 10% of our revenues: PJM Interconnection LLC (22%) and Pepco Holdings Inc. (16%). In 2010, two customers accounted for more than 10% of our revenues: PJM Interconnection LLC (28%) and Pepco Holdings Inc. (12%).In 2009, two customers accounted for more than 10% of our revenues: PJM Interconnection LLC (20%) and NV Energy (12%). Our capacity contracts are multi-year contracts that are subject to postponement, modification or termination by our utility customers. Such action by a customer with respect to one or more of our significant contracts would significantly reduce our revenues.
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

Index to Form 10-K

We establish milestones to monitor our progress toward developing commercially feasible products or to meet contractual delivery requirements of our customers. In meeting these milestones, we often depend on third-party contractors in the U.S. and other countries for much of our hardware manufacturing and software development. Internal delays or delays by third-party contractors could cause us to miss product development or delivery deadlines. In addition, internal development delays could result in the loss of commercially available hardware and software products, as we are unable to rely on outside vendors to provide such products when contractual rights for the supply or license of such products expire. As an example, we are developing and enhancing our software platform, IntelliSOURCE. Delays in development schedules could negatively affect our business. We may not successfully achieve our milestones in the future, which could distract our employees, harm our relationships with our existing and potential customers, and result in canceled orders, deferred or lost revenues and/or margin compression and our inability to successfully compete in new markets.
The expiration of our capacity contracts without obtaining a renewal or replacement capacity contract, or finding another revenue source for the capacity our operating assets can provide, could materially affect our business.

Although we have entered into additional long-term contracts in different geographic regions and are regularly in discussions with our customers to extend our existing contracts or enter into new contracts with these existing customers, there can be no assurance that any of these contracts will be extended or that we will enter into new contracts on favorable terms. If these contracts are not extended or replaced, we would expect to enroll the capacity that we make available under such contracts in another demand response capacity program, although there is no assurance we would be able to do so. For example, our capacity contract agreement with NV Energy was not continued in 2011. NV Energy accounted for 4% and 12% of our total revenue in 2010 and 2009, respectively.
We could be required to make substantial refunds or pay damages to our customers if the actual amount of electric capacity we provide under our capacity programs is materially less than estimated or required under the applicable agreements.
We typically operate our capacity programs through long-term, fixed price contracts with our utility customers. Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming the capacity reduced through energy efficiency measures. While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years. If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty. In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life. Due to our potential participants' limited capital spending and increased competition in the marketplace, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner. If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay penalties of up to $0.3 million per megawatt that we fail to obtain in 2012. As of December 31, 2011, we have recorded potential liquidated damages for capacity fulfillment delays related to certain 2012 contractual milestones.

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
Under our VPC contracts, which typically have a term of five to ten years, our utility customers make periodic payments to us based on estimates of the amount of electric capacity we expect to make available to them during the contract year. We refer to these payments as proxy payments and electric capacity on which proxy payments are made as estimated capacity. During

Index to Form 10-K

contract negotiations or the first contract year of a VPC program, estimated capacity is negotiated and established by the contract. A contract year generally begins at the end of the summer months, after a utility's seasonal peak energy demand for electricity. We refer to this seasonal peak energy demand as the cooling season. For example, the cooling season for one of our VPC contracts runs from June 1st to September 30th and the contract year for this agreement begins on October 1st and ends on September 30th. We and our utility customers analyze results of measurement and verification tests that are performed during the cooling season of each contract year to statistically determine the capacity that was available to the utility during the cooling season. We refer to measured and verified capacity as our available capacity. Available capacity varies with the electricity demand of high-use energy equipment, such as central air conditioning compressors, at the time measurement and verification tests are conducted, which, in turn, depends on factors beyond our control such as fluctuations in temperature and humidity. Although our contracts often contain restrictions regarding the time of day and, in some cases, the day of the week the measurement and verification tests are performed, the actual time within the agreed testing period that the tests are performed is beyond our control. If the measurement and verification tests are performed during a period of generally lower electricity usage, then the capacity made available through our system could be lower than estimated capacity for the particular contract being tested. The correct operation of, and timely communication with, devices used to control equipment are also important factors that affect available capacity under our VPC contracts. Any difference between our available capacity and the estimated capacity on which proxy payments were previously made will result in either a refund payment from us to our utility customer or an additional payment to us by our customer. We refer to this process as the annual settlement. For contract year 2011, we estimate an aggregate payment of $2.0 million as a result of the annual settlement. For the contract year 2010, we received approximately $0.1 million, in the aggregate, excluding the NV Energy program which expired in January 2011, as a result of the programs' annual settlement. For 2009, we paid $0.6 million as a result of the annual settlement.
Any refund payments that we may be required to make (1) as a result of a subsequent inspection or failure to meet initial minimum capacity under our base load contracts, (2) to the power pool under our auction contracts, or (3) pursuant to an annual settlement determination under our VPC contracts could be substantial and could adversely affect our liquidity and anticipated revenue projections. In addition, because measurement and verification test results for each VPC contract generally establishes estimated capacity on which proxy payments will be made for the following contract year, a downward adjustment in estimated capacity for a particular VPC contract would decrease the dollar amount of proxy payments for the following contract year and could significantly decrease our estimated backlog and estimated payments from long-term contracts. In addition, such adjustment could result in significant year-to-year variations in our quarterly and annual revenues.
We face risks related to our expansion into international markets.

As we expand our addressable market by pursuing opportunities to provide IEM solutions in international markets, as noted through our Eskom agreement, we face additional risks. We have had little experience operating large programs in markets outside of the United States. Accordingly, new markets may require us to respond to new and unanticipated regulatory, marketing, sales and other challenges. There can be no assurance that we will be successful in responding to these and other challenges we may face in our current international enterprise, and as we attempt to expand in additional international markets. As an example, we anticipate our South African contract with Eskom to produce material revenue and profits in 2012; however, operational, regulatory, and market risks could impair our anticipated success in 2012. International operations also entail a variety of other risks, including:

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

Index to Form 10-K

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

Index to Form 10-K

If we are unable to expand the distribution of our products through strategic alliances, we may not be able to grow our business.

Part of our ability to grow our business depends on our success in continuing to increase the number of customers we serve through a variety of strategic marketing alliances or channel partnerships with metering companies, communications providers, advanced meter reading providers, installation companies and other large multinational companies. Revenues from strategic alliances have not historically accounted for a significant portion of our total revenues. We may not be able to maintain productive relationships with the companies with which we have strategic alliances, and we may not be able to establish similar relationships with additional companies on a timely and economic basis, if at all.
An increased rate of terminations of residential, commercial and industrial energy consumers, or the use of more efficient products by such consumers, who are enrolled in our VPC, open market, or turnkey programs, or who would enroll in such programs, would negatively impact our business by reducing our revenues and requiring us to spend more money to maintain and grow our participant base.

Our ability to provide electric capacity under our capacity contracts depends on the number of residential, commercial and industrial energy consumers who enroll and participate in our programs. The average annual rate of participant terminations for our residential VPC programs from inception through December 31, 2011 was approximately 8%. As a result, we will need to acquire new participants on an ongoing basis to maintain available capacity provided to our utility customers. In addition, to the extent existing or future participants install high efficiency air conditioning units which could minimize the effectiveness of our solution as to that participant, we may face lower measurement and verification results. If we are unable to recruit and retain participants for our capacity programs, we will face difficulties acquiring capacity to sell through such programs. Furthermore, the increased competition and the length of contracts for commercial and industrial capacity consumers may result in an increase of such consumers not re-enrolling when their contract ends or terminating their contract for a more lucrative offer, which could further restrict our ability to acquire capacity to sell into such programs. If participant termination rates increase, we will need to acquire more participants in order to maintain our revenues and more participants than estimated to grow our business. This loss of revenues resulting from participant terminations can be significant, and limiting terminations is an important factor in our ability to achieve future profitability. If we are unsuccessful in controlling participant terminations, we may be unable to acquire a sufficient number of new participants or we may incur significant costs to replace participants, which could cause our revenues to decrease, and we might not become profitable.
If we lose key personnel upon whom we are dependent, we may not be able to manage our operations and meet our strategic objectives.

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including R. Blake Young, our President and Chief Executive Officer; David Mathieson, our Executive Vice President and Chief Financial Officer; Steve Moffitt, our Executive Vice President and Chief Operating Officer; Arthur Vos IV, our Senior Vice President of Utility Sales and Chief Technology Officer; George Hunt, our Senior Vice President, Commercial and Industrial; David Ellis, our General Manager, International; Matthew Smith, our Senior Vice President, General Counsel and Secretary; and Teresa Naylor, our Senior Vice President of Human Resources. We do not maintain key-person insurance on any of these individuals. Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.
The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

From January 1, 2001 through December 31, 2011, we have invested over $26.0 million in research and development costs associated with our current products. From time to time, our customers have expressed a need for increased functionality in our products and software. In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services. Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy. Furthermore, we may not achieve market acceptance of our new products, solutions and software. In the past, we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance. If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected. In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be

Index to Form 10-K

adversely affected.
If we have material weaknesses in our internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

There were no material weaknesses identified by management or our independent registered public accounting firm during the audit of our consolidated financial statements for the years ended December 31, 2011 and 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. However, there is no assurance that we will not discover material weaknesses in internal controls in the future.
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
Any internal or external security breaches, information technology system failures, cyber security attacks or network distributions that involve our products or our business could harm our reputation, business operations, energy usage and financial conditions and even the perception of security risks, whether or not valid, could inhibit market acceptance of our products and cause us to lose customers.

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
Additionally, we enter into contracts that require our systems to be secure, as the nation's energy infrastructure is critical to continued safety and business operations. Our products and services involve the (i) storage and transmission of customers' proprietary information and (ii) the use, reduction, and movement of energy and capacity. Security breaches could expose us to a risk of loss of this information, unmanaged electrical usage or stoppage, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our customers' data and could inappropriately affect electrical management. Additionally, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our data or our customers' data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have a material adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed, and we could lose customers.

Current market developments may adversely affect our business, results of operations and access to capital.

Over the past few years, dramatic declines in the housing market, including increasing foreclosures, and concerns over certain European countries' economic health have resulted in concern about the stability of the financial markets generally. The resulting lack of available credit and lack of confidence in the financial markets could materially and adversely affect our results of operations and financial conditions and our access to capital. In particular, we may face the following risks in connection with these events:

•	continuing foreclosures in the housing market may cause a decline in participation in our demand response programs;

•	our ability to assess the creditworthiness of our customers may be impaired due to slow payment, receivership or

Index to Form 10-K

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

Our products and services are not subject to the majority of existing federal and state regulations in the U.S. governing the electric utility industry. However, our solutions are subject to oversight by the FERC, NERC, and other regulatory entities under the Federal Power Act, and the individual Regional Transmission Owner or Independent System Operator approved tariffs and manuals. In addition, our products and services are subject to government oversight and regulation under certain federal, state and local laws and ordinances, particularly relating to market participation and manipulation, communication requirements, building codes, public safety regulations pertaining to electrical connections and local and state licensing requirements. In the future, federal, state or local governmental entities or competitors may seek to change existing regulations, impose additional regulations or apply current regulations to cover our products and services. If any of these things occur, as applicable to our products or services, whether at the federal, state or local level, they may negatively impact the installation, servicing and marketing of our products and increase our costs and the price of our products and services. We are currently evaluating various state regulations regarding installation work for one of our programs. While we do not know the outcome of our evaluation or the potential for any state regulatory board to address such work, there is the potential that we could suffer a loss of significant installation revenue, if not all installation revenue, for this contract.
We are exposed to fluctuations in the market values of our portfolio investments and interest rates; impairment of our investments could harm our earnings.

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see ““Item 7A - Quantitative and Qualitative Disclosure About Market Risk” in this Annual Report on Form 10-K.
If we fail to hire and train additional personnel and improve our controls and procedures to respond to the growth of our business, the quality of our products and services could materially suffer and cause us to lose customers.

Our business and operations have expanded rapidly since our inception. For example, from January 1, 2003 through December 31, 2011, the number of our employees increased more than 640%, growing from 70 to 519. To continue expanding our customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company. In addition, we must continue to successfully train, motivate and retain our existing and future employees. In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.
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

Index to Form 10-K

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

The rapid growth of the clean energy sector may cause us to experience more competition for acquisition opportunities, which could result in higher valuations for acquisition candidates. As a result, we may be required to pay more for acquisitions we believe are beneficial, which could, in turn, require us to recognize additional goodwill in connection with such acquisitions. To the extent that any acquisition results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit. In addition, in the event that we issue shares of our common stock as part or all of the purchase price, an acquisition will dilute the ownership of our then-current stockholders. Once integrated, acquired operations may not achieve levels of revenues, synergies or productivity comparable to those achieved by our existing operations, or otherwise perform as expected. For example, we did not experience the anticipated revenue growth during 2011, 2010 and 2009 from our acquisitions of Enerwise and PES, which was due in part to PES not reaching its anticipated build-out and in part to the regulatory rule change in 2008 that affected Enerwise's economic program in PJM. In addition, future acquisitions could result in the incurrence of additional indebtedness and other expenses. There can be no assurance that our acquisition strategy will not have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Common Stock
Shares eligible for future sale may cause the market price for our common stock to decline even if our business is doing well.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 25,913,694 shares of common stock were outstanding as of December 31, 2011. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.
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
The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.
Shares offered to Aspire Capital under the Purchase Agreement between us and Aspire Capital may be sold over a period of up to 24 months from the date of the agreement. The number of shares ultimately offered for sale to Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Purchase Agreement may cause the trading price of our common stock to decline. As of December 31, 2011, we have issued 400,000 shares of common stock under the Purchase Agreement, excluding the 144,927 Commitment Shares. After Aspire Capital has acquired shares pursuant to the Purchase Agreement, it may sell all, some or none of those shares.

Index to Form 10-K

Aspire Capital may ultimately purchase all, some or none of the $10.0 million of our common stock together with the 144,927 shares of common stock we refer to as the Commitment Shares. Sales to Aspire Capital by us pursuant to the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us.

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
Our common stock may not continue to trade on the Nasdaq Global Market, which could cause the price of our common stock to decline and make your shares more difficult to sell.

In order for our common stock to trade on the Nasdaq Global Market, we must continue to meet the listing standards of that market. Among other things, those standards require that our common stock maintain a minimum closing bid price of at least $1.00 per share. During 2011, our common stock traded at times at prices near $1.00. If we do not continue to meet Nasdaq's applicable minimum listing standards, Nasdaq could delist us from the Nasdaq Global Market. If our common stock is delisted from the Nasdaq Global Market, we could seek to have our common stock listed on the Nasdaq Capital Market or other Nasdaq markets. However, delisting of our common stock from the Nasdaq Global Market could hinder your ability to sell, or obtain an accurate quotation for the price of, your shares of our common stock. Delisting could also adversely affect the perception among investors of Comverge and its prospects, which could lead to further declines in the market price of our common stock. Delisting may also make it more difficult and expensive for us to raise capital. In addition, delisting might subject us to a Securities and Exchange Commission rule that could adversely affect the ability of broker-dealers to sell or make a market in our common stock, thereby hindering your ability to sell your shares.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
In Norcross, Georgia, we lease 35,600 square feet of office space which includes our Network Operations Center and supports both the Residential Business and C&I Business segments and our executive and administrative support functions. In East Hanover, New Jersey, we lease 14,250 square feet of office space for our energy science and customer acquisition marketing functions, which primarily support our Residential Business segment. In Kennett Square, Pennsylvania, we lease 19,737 square feet of office space for our C&I Business segment and servicing one of our Pennsylvania utility programs. In Broomfield, Colorado, we lease approximately 4,300 square feet of office space for software development. We also lease properties in certain cities as program offices. The above facilities are in good condition, and we believe that our properties will be sufficient to support our operations for the foreseeable future. We do not own any properties.

Item 3.	Legal Proceedings
We have provided information about certain legal proceedings in which we are involved in “Part II, Item 8 - Financial Statements and Supplementary Data - Note 12.”
In addition to the matters disclosed in Note 12, we are a party to various investigations, lawsuits, arbitrations, claims and other legal proceedings that arise in the ordinary course of our business, and, based on information available to us, we do not believe at this time that any such additional proceedings will individually, or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. For further information on the risks we face from existing and future investigations, lawsuits, arbitrations, claims and other legal proceedings, please see “Part I, Item 1A - Risk Factors” of this report.

Item 4.	Mine Safety Disclosures
Not applicable.

Index to Form 10-K

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock has been listed on the Nasdaq Global Market under the symbol “COMV” since April 12, 2007. Prior to that time, there was no public market for our common stock. The following table sets forth the range of high and low sales prices per share as reported on the Nasdaq Global Market for each quarterly period in 2011 and 2010.

	2011				2010
Comverge, Inc.	First	Second	Third	Fourth	First	Second	Third	Fourth
Price per Share	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
High	$7.87	$5.09	$3.71	$1.98	$13.25	$12.28	$10.43	$8.36
Low	$4.25	$2.50	$1.76	$1.03	$9.58	$8.23	$5.88	$5.81
The closing sales price of our common stock on the Nasdaq Global Market was $1.42 per share on March 9, 2012. As of March 9, 2012, there were 27,552,580 shares of our common stock outstanding, which were held by approximately 275 holders of record. Such number of stockholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms and others.
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
Of the net proceeds received, we utilized $34 million for our two acquisitions completed during 2007, $10 million to repay outstanding debt over the last four years, $18 million for non-financed capital expenditures, and $48 million to fund the operations of our business and for general corporate purposes.

Stock Price Performance Graph
The following graph shows the total stockholder return of an investment of $100 in cash on April 12, 2007, the date we priced our stock pursuant to our initial public offering, through December 31, 2011, for (1) our common stock, (2) the S&P 500 Index, (3) the Nasdaq Composite Index, and (4) the Nasdaq Clean Edge U.S. Liquid Series Index. After April 12, 2007, measurement points are the last trading day prior to the end of each of our quarters. Returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index assume reinvestment of dividends, if dividends were paid. We have never paid dividends on our common stock and have no present plans to do so.

Index to Form 10-K

	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Comverge, Inc.	$25.89	$16.50	$10.11	$7.00
S&P 500	$129.31	$128.81	$110.35	$122.66
Nasdaq Composite Index	$112.13	$111.82	$97.38	$105.03
Nasdaq Clean Edge U.S. Liquid Series Index	$79.73	$72.25	$47.30	$45.66

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Comverge, Inc.	$62.83	$49.78	$43.67	$38.39
S&P 500	$114.06	$100.53	$111.31	$122.66
Nasdaq Composite Index	$96.68	$85.04	$95.50	$106.96
Nasdaq Clean Edge U.S. Liquid Series Index	$73.68	$62.87	$72.05	$77.49

	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Comverge, Inc.	$38.61	$67.22	$67.83	$62.44
S&P 500	$61.92	$78.21	$97.75	$108.76
Nasdaq Composite Index	$61.63	$73.98	$85.57	$91.49
Nasdaq Clean Edge U.S. Liquid Series Index	$49.84	$65.18	$72.49	$75.87

	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Comverge, Inc.	$57.39	$77.67	$25.56	$27.22
S&P 500	$92.18	$89.20	$81.17	$62.95
Nasdaq Composite Index	$91.89	$92.45	$84.34	$63.58
Nasdaq Clean Edge U.S. Liquid Series Index	$107.79	$116.12	$89.21	$52.71

Index to Form 10-K

	April 12,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Comverge, Inc.	$100.00	$172.28	$182.56	$174.94
S&P 500	$100.00	$104.30	$106.40	$102.33
Nasdaq Composite Index	$100.00	$104.96	$108.92	$106.93
Nasdaq Clean Edge U.S. Liquid Series Index	$100.00	$110.06	$117.70	$144.79

As of March 9, 2012, the total value of an investment of $100 in cash on April 12, 2007 through March 9, 2012 would be $7.89, $133.71, $120.48 and $50.57 for our common stock, the S&P 500 Index, the Nasdaq Composite Index, and the Nasdaq Clean Edge U.S. Liquid Series Index, respectively.
The stock price performance data included in the above graph and table is not intended to be indicative of future stock price performance.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

The following table discloses purchases of shares of our common stock made by us or on our behalf for the periods shown below.

	Total Number of	Average Price
Period	Shares Purchased (1)	Paid per Share
October 2011	514	$1.63
November 2011	8,513	$1.43
December 2011	300	$1.29

(1)
Represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan.

Index to Form 10-K

Item 6.	Selected Financial Data
The following tables set forth our selected historical financial data for the periods indicated. The selected statement of operations data for the years ended December 31, 2011, 2010 and 2009, and the selected balance sheet data as of December 31, 2011 and 2010, have been derived from our audited financial statements and related notes thereto included elsewhere in this annual report. The selected statement of operations data for the years ended December 31, 2008 and 2007, and the selected balance sheet data as of December 31, 2009, 2008, and 2007, have been derived from our audited financial statements and related notes thereto not included in this annual report.
The information presented below should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this annual report.

	Year Ended December 31,
	2011 (1)	2010 (1)	2009 (1)	2008 (1)	2007
	(in thousands, except per share data)
Statement of Operations Data:
Total revenue	$136,420	$119,389	$98,844	$77,238	$55,162
Total cost of revenue	80,415	74,538	65,648	43,335	28,818
Gross profit	56,005	44,851	33,196	33,903	26,344
Operating expenses
General and administrative expenses	41,000	39,362	37,781	34,463	22,072
Marketing and selling expenses	20,136	18,031	17,737	15,738	9,831
Research and development expenses	4,297	6,279	4,878	1,137	997
Amortization of intangible assets	645	2,144	2,209	2,439	973
Impairment charges	—	9,871	—	75,432	—
Operating loss	(10,073)	(30,836)	(29,409)	(95,306)	(7,529)
Interest and other expense (income), net	2,680	854	2,038	(299)	(1,072)
Loss before income taxes	(12,753)	(31,690)	(31,447)	(95,007)	(6,457)
Provision (benefit) for income taxes	72	(339)	219	(901)	147
Net loss	$(12,825)	$(31,351)	$(31,666)	$(94,106)	$(6,604)

Net loss per share (basic and diluted)	$(0.52)	$(1.27)	$(1.45)	$(4.45)	$(0.46)

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and marketable securities	$23,641	$35,592	$50,478	$47,847	$72,929
Goodwill and intangible assets	4,134	4,315	16,958	18,430	93,197
Total assets	105,409	114,157	120,897	125,157	203,145
Total long-term liabilities	19,115	25,486	13,867	29,499	30,496
Shareholders' equity	36,981	46,058	74,044	67,660	152,631

(1)
The results of operations for the years ended December 31, 2011, 2010, 2009 and 2008 will not be comparable to the results of operations for the year ended December 31, 2007 due to the Enerwise and PES acquisitions completed in the second half of 2007. The year ended December 31, 2007 includes results from the date of acquisitions to the end of the year. The years ended December 31, 2011, 2010, 2009 and 2008 include a full year of operating results for the consolidated company, including the acquired entities.

Index to Form 10-K

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion together with the financial statements and the notes thereto included elsewhere in this annual report. This discussion contains forward-looking statements that are based on management's current expectations, estimates and projections about our business and operations. The cautionary statements made in this annual report should be read as applying to all related forward-looking statements wherever they appear in this annual report. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under “Risk Factors” and elsewhere in this annual report.

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

Liquidity

We were notified by letters dated February 24, 2012 and March 8, 2012, that Grace Bay Holdings II, LLC (“Grace Bay”) had acquired all of the outstanding principal amount of the notes issued by Partners for Growth III, L.P. (“PFG”) and all other rights and obligations under our loan agreement with PFG. Our SVB and Grace Bay loan and security agreements contain customary covenants, including covenants which require us to meet specified financial ratios and financial tests. The Grace Bay agreement sets forth quarterly revenue targets that if not maintained, give Grace Bay the right to require us to make monthly repayments of the loan balance over the remaining term of the loan. For the fiscal quarter ended December 31, 2011, we were not able to meet the revenue targets in the Grace Bay agreement and Grace Bay has requested that we begin making amortization payments. If we subsequently comply with the minimum revenues target for succeeding measurements periods, we will prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its right to require amortization under the loan agreement if we fail to meet future minimum revenue targets. In letters dated February 27, 2012 and March 1, 2012, Grace Bay also alleged that we are in default under the Grace Bay agreement. An event of default in the Grace Bay agreement triggers a cross-default in the SVB loan and security agreement. Such events of default may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to repay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. As of the date of this filing on Form 10-K, the Company has not received notice to accelerate the debt and would contest any such acceleration.

Management continues actively exploring all such financing options including restructuring of its current credit facilities in the near term or the possible sale of the Company. Our ability to secure additional capital or modify our existing debt terms to meet our projected revenue growth or cash expenditure reductions or our ability to sell the Company cannot be assured. In addition, certain financing options may require the consent of our current debt holders and we may not be able to obtain such consent or the terms of such consent may be cost-prohibitive. Thus, due to the combination of the amount of cash flow that is expected from operations, debt that is due in 2012, and the restrictive debt covenants with which it may not comply, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in

Index to Form 10-K

the normal course of business.

See Liquidity and Capital Resources herein for further details.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. Our assumptions are based on timing of cash receipts, which will not necessarily be equivalent to revenue recognized in each period. The information presented below with respect to payments from long-term contracts includes payment assumptions for our VPC and energy efficiency, turnkey, open market and market operator programs. As of December 31, 2011, we estimated that our total payments to be received through 2024 are approximately $539 million. The table below summarizes these expected payments from long-term contracts in the year in which we anticipate receipt. For 2012, a portion of the cash payments has already been reflected in revenue for the year ended December 31, 2011.

Payments
from Long-
Term Contracts
2012	$147
2013	141
2014	101
Thereafter	150
Total	$539

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See "Part I, Item 1A - Risk Factors—We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.” The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

VPC and Energy Efficiency Programs

In calculating an estimated $210 million of payments through 2024 from our VPC and energy efficiency contracts, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.  We have assumed that once our build-out phase is completed, we will operate our VPC contracts at the capacity achieved during build-out.

For our VPC contracts, the amount our utility customers pay to us at the end of each contract year may vary due to the results of measurement and verification tests performed each contract year based on the electric capacity that we made available to the utility during the contract year. The payments from VPC contracts reflect our most reasonable currently available estimates and judgments regarding the capacity that we believe we will provide our utility customer in future periods.

The amount of available capacity we are able to provide, and therefore the amount of payments we receive, is dependent upon the number of participants in our VPC programs. For purposes of estimating our payments under long-term contracts, we have assumed the rate of replacement of participant terminations under our VPC contracts will remain consistent with our historical average.

Turnkey Programs

Our turnkey contracts as of December 31, 2011 represent $98 million in payments expected to be received through the year 2014 with seven utility customers to provide products, software, and services, including program management, installation,

Index to Form 10-K

and/or marketing.  Payments from turnkey contracts are based on contractual anticipated order volumes, forecasted installations and other services applied over the term of the contract.

 Open Market Programs

As of December 31, 2011, we expect to receive $183 million in long-term payments through the year 2015 in open market programs in which we have been awarded megawatts.  In estimating the long-term payments, we have assumed that we will retain our commercial and industrial participants that we have currently enrolled in the programs and that we will be able to enroll additional participants or fulfill additional capacity through incremental auctions in order to meet the megawatts awarded to us.

Market Operator

As of December 31, 2011, we expect to receive $27 million in long-term payments through 2013 as we create and co-manage Africa's first open market for demand response resources. Under the terms of agreement, we will deploy the IntelliSOURCE 2.0 platform for Eskom to register, dispatch and operate a new competitive demand response market in South Africa.

Other Contracts

We expect to receive an estimated $21 million in payments through 2014 pursuant to currently executed contracts for our IEM solutions, the majority of which is based on projected hardware orders.

In addition to the foregoing assumptions, our estimated payments from long-term contracts assume that we will be able to meet, on a timely basis, all of our obligations under these contracts and that our customers will not terminate the contracts for convenience or other reasons. Our annual net loss in 2011, 2010 and 2009 was $12.8 million, $31.4 million and $31.7 million, respectively. We may continue to generate annual net losses in the future, including through the term of our long-term contracts. See “Part I, Item 1A - Risk Factors—We have incurred annual net losses since our inception, and we may continue to incur annual net losses in the future.”

Although we currently intend to release quarterly updates of future revisions that we may make to our estimated payments from long-term contracts, we do not undertake any obligation to release the results of any future revisions that we may make to these estimated payments from long-term contracts to reflect events or circumstances occurring after the date of this filing.

Backlog

Our backlog represents our estimate of revenue from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The timing of payments from long-term contracts and revenue recognition may vary period to period. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, operational deficiencies, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of December 31, 2011, we had contractual backlog of $143 million through December 31, 2012.

Megawatts

We evaluate the megawatts of capacity that we make available to the electric utility industry according to operating segment. For VPC, energy efficiency and turnkey contracts, we include the maximum contracted capacity at contract inception. For open markets, we included megawatts when we had enrolled a participant in prior periods. In order to present megawatts in a more consistent manner with the VPC, energy efficiency and turnkey programs, we have updated our disclosure to include the maximum megawatts that we have been awarded for an auction period for our capacity megawatts. For our role as a market operator, we have included the amount of megawatts that we believe will be registered in the market. The following table summarizes our megawatts as of December 31, 2011 and 2010. The megawatts presented as of December 31, 2010 have been revised to be consistent with the presentation as of December 31, 2011.

Index to Form 10-K

	As of December 31, 2011
(Megawatts)	Residential Business	C&I Business	Total Comverge
VPC and energy efficiency (1)	442	294	736
Turnkey	692	—	692
Open market (2)	—	2,636	2,636
Market operator	—	500	500
Total (3)	1,134	3,430	4,564

	As of December 31, 2010
(Megawatts)	Residential Business	C&I Business	Total Comverge
VPC and energy efficiency	597	294	891
Turnkey	690	—	690
Open market (2)	—	2,139	2,139
Market operator	—	—	—
Total (3)	1,287	2,433	3,720

(1) Our VPC contract with NV Energy for 155 megawatts of contracted capacity is no longer in effect for 2011.
(2) Megawatts reported for Open Markets include capacity which may be enrolled in the various programs specific to the individual RTO/ISO market structure.  Each market allows demand resources to participate in their capacity, energy and/or ancillary services markets, to the extent in which the individual resources are able to meet requirements for fulfillment of specific market products.  For example, a resource may be enrolled in capacity, reserve and energy programs and at different levels such that the same megawatts are included in each program's participation.
(3) The megawatts presented in the tables above do not include 437 megawatts that we manage for a fee. We believe these megawatts are more effectively assessed by considering sites, and we have removed these megawatts from the disclosure of megawatts.

Index to Form 10-K

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

The following table summarizes our revenue for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended
	December 31,
	2011	2010	Percent Change
Segment Revenue:
Residential Business	$77,405	$67,605	14%
C&I Business	59,015	51,784	14%
Total	$136,420	$119,389	14%

Residential Business

Our Residential Business segment had revenue of $77.4 million for the year ended December 31, 2011 compared to $67.6 million for the year ended December 31, 2010, an increase of $9.8 million or 14%. The increase in revenue is due to a $14.9 million increase from our turnkey programs as we continued to build out these programs during the year ended December 31, 2011. The increase in revenue from turnkey programs was partially offset by a $0.9 million decrease in our VPC programs. For our residential VPC programs during the year ended December 31, 2011, we recognized a decrease of $3.0 million from our Nevada program which expired on January 1, 2011 and a decrease of $2.5 million due to lower available capacity in 2011 compared to 2010 for certain of our VPC programs as well as a non-recurring contractual payment in one of our VPC programs during 2010. These decreases in revenue from certain of our residential VPC programs were partially offset by an increase of $4.6 million from our Pennsylvania VPC program, which began initial build-out in 2011. The remaining decrease of $4.2 million is due to our other product and service sales as one of our customers transitioned to a full turnkey program in mid-2010, a services agreement expired at the end of 2010 and we did not bid substantial residential megawatts into an open market during 2011. These decreases in other product and service sales were partially offset by the payments received from White-Rodgers as discussed below.

During the year ended December 31, 2011, we sold 257,000 digital control units and thermostats compared to 210,000 digital control units and thermostats during the year ended December 31, 2010, an increase of 47,000 units mainly due to the build-out of digital control units in our turnkey programs.  For the year ended December 31, 2011, our turnkey programs comprised 50% of total units sold compared to 44% during the year ended December 31, 2010.

In August 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers did not concede that the thermostats contained a defect or posed a substantial product hazard, but voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field.  In January 2011, the CPSC approved the corrective action plan.  White-Rodgers stated that it will provide compensation for our work in implementing the corrective action plan and, to date, we received a non-recurring payment during the first and third quarters of 2011 for the majority of our field work.  After the corrective action plan was approved and any needed remediation work was completed for our inventory, we resumed installing thermostats in certain turnkey programs during the first quarter of 2011.  Please also see “Part I, Item 3 - Legal Proceedings” and “Part II, Item 8 - Financial Statements and Supplementary Data - Note 12” in this report for additional information related to the White-Rodgers thermostats.

C&I Business

Our C&I Business segment had revenue of $59.0 million for the year ended December 31, 2011 compared to $51.8 million for the year ended December 31, 2010, an increase of $7.2 million or 14%.  The increase in revenue is due to an increase of $4.2 million in VPC program revenue as we committed and fulfilled increased megawatts compared to the prior year's control season, an increase of $1.3 million in energy efficiency program revenue due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed as well as increased build-out, an increase of $0.8 million in

Index to Form 10-K

revenue from other energy services and an increase of $0.9 million in our open market programs. The increase in open market revenue of $0.9 million consisted of an increase of $2.7 million recognized due to the results of an incremental auction in the PJM open market and $4.6 million in other open markets in which we participate, excluding the PJM capacity program, partially offset by a decrease of $6.4 million in PJM capacity revenue due to a decrease of approximately 40% in the current program auction price compared to the prior program year.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the year ended December 31, 2011 and 2010 (dollars in thousands):

	Year Ended
	December 31,
	2011		2010
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit:
Residential Business	$33,471	43%	$27,887	41%
C&I Business	22,534	38%	16,964	33%
Total	$56,005	41%	$44,851	38%

Residential Business

Gross profit for our Residential Business segment was $33.5 million for the year ended December 31, 2011 compared to $27.9 million for the year ended December 31, 2010, an increase of $5.6 million or 20%. The increase in gross profit is due to an increase of $6.2 million from our turnkey programs and $0.8 million from our VPC programs partially offset by a decrease of $1.4 million from our other product and service sales.  The increase in gross profit from our turnkey programs is due to the increased revenue as we continued to build out these programs during the year ended December 31, 2011. The increase in gross profit from our VPC programs is a result of the gross profit contributed by our new Pennsylvania program partially offset by a decrease from our remaining residential VPC programs, in the aggregate, including the NV Energy contract expiration.

Gross margin for our Residential Business segment was 43% for the year ended December 31, 2011 compared to 41% for the year ended December 31, 2010. The increase of two percentage points is due to the higher gross margin contributed by our turnkey programs as we focused on efficient build-out as well as the non-recurring payments received from White-Rodgers during the first and third quarters of 2011 for a portion of our field work to implement White-Rodgers' corrective action plan.

C&I Business

Gross profit for our C&I Business segment was $22.5 million for the year ended December 31, 2011 compared to $17.0 million for the year ended December 31, 2010, an increase of $5.6 million or 33%. The increase in gross profit is due to an increase of $2.5 million from our VPC programs, $1.7 million from our energy efficiency programs due to the increase in annual payments that we received for maintaining the lighting upgrades originally installed as well as increased cost efficiency and $1.4 million from our open markets. Gross profit from our open markets included $2.7 million of revenue recognized on a net basis from the incremental auction.

Gross margin for the year ended December 31, 2011 was 38% compared to 33% for the year ended December 31, 2010. The increase of five percentage points was mainly due to the recognition of revenue from the incremental auction.

Operating Expenses

The following table summarizes our operating expenses for the year ended December 31, 2011 and 2010 (dollars in thousands):

Index to Form 10-K

	Year Ended
	December 31,
	2011	2010	Percent Change
Operating Expenses:
General and administrative expenses	$41,000	$39,362	4%
Marketing and selling expenses	20,136	18,031	12%
Research and development expenses	4,297	6,279	(32)%
Amortization of intangible assets	645	2,144	(70)%
Impairment charges	—	9,871	*
Total	$66,078	$75,687	(13)%

* Not meaningful.

General and Administrative Expenses

General and administrative expenses were $41.0 million for the year ended December 31, 2011 compared to $39.4 million for the year ended December 31, 2010, an increase of $1.6 million or 4%. The increase in general and administrative expenses is due to an increase of $0.6 million in compensation and benefits, $1.5 million in professional and consulting fees mainly due to financial and legal advisers to the Board of Directors for strategic initiatives, $0.5 million in travel and entertainment, $0.8 million in depreciation expense and $0.3 million in insurance expense partially offset by a decrease of $2.1 million in centralization costs that were recorded during the year ended December 31, 2010.
On July 25, 2011, we announced a cost initiative, which is focused on streamlining and simplifying operations to assist in accelerating our path to profitability. This initiative is expected to reduce annual expenses by $4.1 million, which resulted in a reduction in headcount during 2011 and efficiencies gained from improved management of our supply chain, warehousing and corporate procurement functions. During the year ended December 31, 2011, we incurred $0.8 million in costs, primarily in compensation and benefits, to implement the initiative. We do not expect significant additional costs in 2012.

 Marketing and Selling Expenses

Marketing and selling expenses were $20.1 million for the year ended December 31, 2011 compared to $18.0 million for the year ended December 31, 2010, an increase of $2.1 million or 12%. The increase in marketing and selling expenses was mainly due to an increase of $0.4 million in compensation and benefits, $0.9 million in commissions expense, $0.4 million in consulting expense, $0.2 million in marketing and advertising and $0.2 million in other expenses.

Research and Development Expenses

Research and development expenses were $4.3 million for the year ended December 31, 2011 compared to $6.3 million for the year ended December 31, 2010, a decrease of $2.0 million or 32%. The decrease in research and development expenses is due to our capitalizing certain labor costs of $1.3 million related to the development of IntelliSOURCE version 2.0 and version 3.0 during the period as well as a decrease in expense of $0.7 million due to compensation and benefits and consulting expense. IntelliSOURCE version 2.0 was released in April 2011.

Intangible Assets

Amortization of intangible assets was $0.6 million for the year ended December 31, 2011 compared to $2.1 million for the year ended December 31, 2010, a decrease of $1.5 million or 70%. The decrease in amortization expense is primarily due to the decrease in intangible assets as a result of our impairment assessment during the fourth quarter of 2010.

In addition to the amortization presented in operating expenses, we also recorded $0.9 million and $0.7 million for the years ended December 31, 2011 and 2010, respectively, in cost of revenue.

Impairment Charges
We entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows. The decline in future

Index to Form 10-K

cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value, when we performed our impairment assessment. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 13.1% discount rate. Based on the results of the assessment, we recorded $7.7 million in impairment charges in the fourth quarter of 2010. We also evaluated the Energy Efficiency reporting unit's intangible assets for impairment. Based on the evaluation, we recorded $2.2 million in impairment charges related to non-compete agreements and contract acquisition intangible assets. The Energy Efficiency reporting unit's goodwill and intangible assets were fully impaired and no further balance remains.

Total non-cash impairment charges for the year ended December 31, 2010 were $9.3 million, net of tax benefit. For the year ended December 31, 2010, the impairment charge, net of tax benefit, per share, was $0.38.

Interest Expense, Net

We recorded net interest and other expense of $2.7 million during the year ended December 31, 2011 compared to $0.9 million during the year ended December 31, 2010, an increase of $1.8 million. The increase in net interest is primarily due to the increased interest expense associated with our subordinated convertible loan agreement with Grace Bay, which was entered into with PFG on November 5, 2010 and amended effective March 31, 2011, the interest incurred as a result of outstanding letters of credit and the $0.5 million charge to write off unamortized debt issuance costs during the first quarter of 2011 related to the modification of the Grace Bay agreement.

Other Income, Net

Net other income remained consistent at $36,000 for the year ended December 31, 2011 compared to $21,000 for the year ended December 31, 2010.

Income Taxes

A provision of $0.1 million was recorded for the year ended December 31, 2011 related to taxable income in one state. A tax benefit of $0.3 million was recorded during the year ended December 31, 2010 as a result of the impairment of certain intangible assets. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of December 31, 2011 and 2010.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Prior to December 31, 2010, we reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. Starting for the year ended December 31, 2010, the former Utility Products & Services segment is presented as part of the Residential Business segment. The results of our Energy Efficiency programs were previously reported in the Residential Business segment. Starting for the year ended December 31, 2010, the Energy Efficiency programs are reported as part of the C&I Business segment. Accordingly, the results of operations have been reclassified for the year ended December 31, 2009 to conform to the presentation for the years ended December 31, 2011 and 2010. We believe that this reporting structure more accurately represents the broader customer markets that we serve: residential, and commercial and industrial.
See “Item 8. Financial Statements and Supplementary Data, Note 15” for our presentation of results of operations for the last three fiscal years by reportable segment.

Revenue

The following table summarizes our revenue for the years ended December 31, 2010 and 2009 (dollars in thousands):

Index to Form 10-K

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
In August 2010, we were notified by the supplier of our thermostats, White-Rodgers, that White-Rodgers had filed with the Consumer Product Safety Commission, or CPSC, to address a product issue with the thermostats that White-Rodgers had shipped to Comverge.  White-Rodgers has not conceded that the thermostats contain a defect or pose a substantial product hazard, but has nevertheless voluntarily proposed a corrective action plan to address thermostats in inventory and thermostats installed in the field. In January 2011, the CPSC approved the corrective action plan.  White-Rodgers has stated that it will cover reasonable costs associated with implementing the corrective action plan.  This corrective action by White-Rodgers negatively impacted revenue and operating cost in 2010.
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
Operating Expenses
The following table summarizes our operating expenses for the years ended December 31, 2010 and 2009 (dollars in thousands):

	Year Ended December 31,
			Percent
	2010	2009	Change
Operating Expenses:
General and administrative expenses	$39,362	$37,781	4%
Marketing and selling expenses	18,031	17,737	2%
Research and development expenses	6,279	4,878	29%
Amortization of intangible assets	2,144	2,209	(3)%
Impairment charges	9,871	—	*
Total	$75,687	$62,605	21%
* Not meaningful.
General and Administrative Expenses
General and administrative expenses were $39.4 million for the year ended December 31, 2010 compared to $37.8 million for

Index to Form 10-K

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

Impairment Charges
We entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows. The decline in future cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value, when we performed our impairment assessment. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business using a 13.1% discount rate. Based on the results of the assessment, we recorded $7.7 million in impairment charges in the fourth quarter of 2010. We also evaluated the Energy Efficiency reporting unit's intangible assets for impairment. Based on the evaluation, we recorded $2.2 million in impairment charges related to non-compete agreements and contract acquisition intangible assets. The Energy Efficiency reporting unit's goodwill and intangible assets were fully impaired and no further balance remains.

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

Index to Form 10-K

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

Index to Form 10-K

 Liquidity and Capital Resources

Prior to our initial public offering in April 2007, we funded our operations primarily through the issuance of an aggregate of $40.9 million in preferred stock, $4.0 million in subordinated convertible debt and borrowings under our then senior loan agreement and General Electric Capital Corporation credit facility. We used these proceeds to fund our operations and to invest in our VPC programs, both in the form of capital expenditures to build out the capacity under our VPC contracts and participant acquisition expenses such as advertising and participant incentive payments, which were expensed as incurred. In April 2007, we completed an initial public offering of 5,300,000 shares of our common stock. Aggregate proceeds to us from the offering were $86.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our initial public offering, the holder of our then only outstanding subordinated convertible debt converted $1.0 million of the principal balance into 138,121 shares of common stock. In December 2007, we completed a second public offering of 4,000,000 shares of our common stock. Of the 4,000,000 shares, 920,000 were newly issued and the remaining shares were sold by selling stockholders. Aggregate proceeds to us from the offering were $24.0 million, after deducting underwriting discounts and commissions and offering expenses. In conjunction with the completion of our second offering, the holder of our subordinated convertible debt converted an additional $1.1 million of the principal balance into 151,933 shares of common stock. In November 2009, we completed a third public offering of 2,760,000 shares of common stock. Aggregate proceeds to us from the offering were $27.0 million, after deducting underwriting discounts and commissions and offering expenses. In November 2008, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”). The SVB security and loan agreement was amended in February 2010 to increase the revolver loan from $10.0 million to $30.0 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit. In November 2010, we entered into a convertible loan and security agreement with Partners for Growth III, L.P for $15.0 million to fund general working capital and other corporate purposes. We were notified by letters dated February 24, 2012 and March 8, 2012, that Grace Bay Holdings II, LLC (“Grace Bay”) had acquired all of the outstanding principal amount of the notes issued by Partners for Growth III, L.P. (“PFG”) and was assigned all other rights and obligations under our loan agreement with PFG. In November 2011, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, whereby Aspire Capital has committed over the next two years to purchase up to $10.0 million of the Company's common stock based on prevailing market prices over a period preceding each sale. The Company is not required to sell the entire $10.0 million of Comverge common stock. The Company issued 144,927 shares of its common stock to Aspire as a commitment fee in connection with entering into the purchase agreement. As of December 31, 2011, we have issued 400,000 shares, excluding the commitment shares, to Aspire Capital for net proceeds of $0.4 million.

The Company has incurred losses since inception, resulting in an accumulated deficit of $228.8 million and stockholders' equity of $37.0 million as of December 31, 2011. Working capital as of December 31, 2011 was $23.1 million, consisting of $72.4 million in current assets and $49.3 million in current liabilities, including $9.2 million of long-term debt due within one year.   The total long-term debt as of December 31, 2011 was $17.1 million, excluding the $9.2 million included in current liabilities. Further, we anticipate spending approximately $8.7 million on capital expenditures during 2012.

We are required to meet certain financial covenants contained in the SVB and Grace Bay loan and security agreements, specifically a minimum tangible net worth and an adjusted quick ratio. The financial covenants in both loan and security agreements are substantially similar. Compliance with the adjusted quick ratio covenants is measured on a monthly basis and compliance with the minimum tangible net worth covenants is measured on a quarterly basis. For the fourth quarter of 2011, the SVB and Grace Bay loan agreements required a minimum tangible net worth requirement of $42.0 million. For December 2011, the SVB and Grace Bay loan agreements required a minimum ratio of current assets to current liabilities of 1.25:1.00. We met the covenant requirements for the period ended December 31, 2011 under both loan agreements. However, our lenders have some discretion in establishing the covenants for 2012 and when these covenants are established, management believes it is possible that we will not meet the covenant requirements during 2012 if additional capitalization of the Company is not achieved or if SVB and Grace Bay do not agree to different terms for their respective loan and security agreements. Our failure to comply with these covenants may result in the declaration of an event of default under each of the SVB and Grace Bay loan agreements and cause us to be unable to borrow under such loan agreements. See "Part II, Item 1A - Risk Factors - Our failure to meet the covenants and financial tests contained in, and any event of default under, our loan and security agreements could have a material adverse effect on our financial condition."

Our borrowing availability under the SVB loan and security agreement is subject to a monthly borrowing base calculation. We had aggregate available borrowing capacity under our SVB loan agreement of $1.9 million as of December 31, 2011; however, if we do not maintain at least $20.0 million of unrestricted cash at all times, our borrowing base may be reduced. Upon a reduction in the borrowing base, the $1.9 million of additional capacity may not be available to us.  Even with our anticipated revenue growth or cash expenditure reductions, it is possible that the Company's cash balance may fall below $20.0 million. Should the Company's unrestricted cash balance fall below $20.0 million and the Company's borrowing capacity be

Index to Form 10-K

consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under our SVB loan agreement. A failure to pay any such excess amount could result in a default under the SVB loan and security agreement and, as a result, could cause cross-defaults in our other borrowing arrangements, such that all of our outstanding debt could become due and payable. In addition, any resulting loss in liquidity could cause potential defaults in our borrowing arrangements, such that all of our outstanding debt could become due and payable.

As noted above, we were notified by letters dated February 24, 2012 and March 8, 2012 that Grace Bay had acquired all rights and interests under our loan agreement with PFG. The Grace Bay loan and security agreement sets targets for our minimum revenues. We did not achieve the annual revenue target of $139.8 million for the year ended December 31, 2011. Such failure gives Grace Bay the right, but not the obligation, to begin requiring monthly amortization payments of the loan balance over the remaining term of the Grace Bay loan. Such amortization payments would be front-loaded, such that 45% of the loan balance (approximately $6.8 million as of December 31, 2011) would be due over the first twelve months after Grace Bay's election to amortize. In a letter dated February 27, 2012, Grace Bay exercised its right to require such amortization payments. If the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its amortization right under the loan agreement if the Company fails to meet future minimum revenue targets. As we did not meet the fiscal year 2011 revenue target, we reclassified three months of payments, or $1.7 million, to current portion of long-term debt as of December 31, 2011. Based on our revenue to date during the first quarter of 2012 and our projected revenue for all of 2012, we determined that it is probable that we will exceed the revenue target for the first quarter ($17.7 million) as well as the remainder of the year. Accordingly, we believe that it is probable that the amortization right related to the failure to meet the revenue target for the year ended December 31, 2011 will contractually cease when we file our Form 10-Q for the quarter ended March 31, 2012. Additionally, Grace Bay has alleged that we are in default under the Grace Bay agreement which would trigger a cross-default in the SVB loan and security agreement. Such event of default would enable SVB or Grace Bay, as applicable, to accelerate all amounts due under their respective loan agreements and to exercise other remedies available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the loan agreements may cause us to breach additional financial covenants in either the SVB or Grace Bay loan agreements. As of the date of this filing on Form 10-K, the Company has not received notice to accelerate the debt and would contest any such acceleration.

Any failure by the Company to pay any obligations that become due and payable under either the SVB or Grace Bay loan and security agreement may constitute an event of default under such agreement. Such event of default would enable SVB or Grace Bay, as applicable, to accelerate all amounts due under their respective loans and to exercise other remedies available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause the Company to breach certain financial covenants in either the SVB or Grace Bay loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB and Grace Bay to exercise their respective remedies under their respective agreements, including acceleration of all amounts due thereunder.

On November 29, 2011, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase an aggregate of up to $10.0 million of shares of our common stock over the 24-month term of the Purchase Agreement. Under the Purchase Agreement, we agreed to pay Aspire Capital a commitment fee equal to 2% of $10.0 million in consideration for Aspire Capital's obligation to purchase up to $10.0 million of our common stock. We paid this commitment fee by issuing to Aspire Capital 144,927 shares of our common stock valued at $1.38 per share. During 2011, we sold 400,000 shares of our common stock to Aspire Capital at a purchase price of $1.09 per share, for an aggregate purchase price of $0.4 million. Under the terms of the agreement, we cannot sell shares to Aspire Capital at a purchase price less than $1.00 per share. As of March 9, 2012, we could offer and sell from time to time to Aspire Capital up to an additional $5.0 million, in aggregate, based on the offering price of our common stock under the Purchase Agreement.

Management continues actively exploring all such financing options including restructuring of its current credit facilities in the near term or the possible sale of the Company. Our ability to secure additional capital or modify our existing debt terms to meet our projected revenue growth or cash expenditure reductions or our ability to sell the Company cannot be assured. In addition, certain financing options may require the consent of our current debt holders and we may not be able to obtain such consent or the terms of such consent may be cost-prohibitive. Thus, due to the combination of the amount of cash flow that is expected from operations, debt that is due in 2012, and the restrictive debt covenants with which it may not comply, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that we will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

Index to Form 10-K

Cash Flows

The following table summarizes our cash flows for the year ended December 31, 2011, 2010 and 2009 (dollars in thousands):

	Year Ended
	December 31,
	2011	2010	2009
Operating activities	$(3,004)	$(14,369)	$7,779
Investing activities	17,052	(5,085)	(24,234)
Financing activities	1,818	11,185	12,953
Net change in cash and cash equivalents, excluding effect of foreign exchange	$15,866	$(8,269)	$(3,502)

Cash Flows (Used in) Provided by Operating Activities

Cash used in operating activities was $3.0 million for the year ended December 31, 2011 compared to $14.4 million for the year ended December 31, 2010, a decrease in cash used of $11.4 million.  The change in cash flows from operating activities included a decrease in net loss of $7.2 million, after adjusting for non-cash items including depreciation, amortization, impairment and stock-based compensation.  The remaining change of $4.2 million in cash flows from operating activities is a result of the change in operating assets and liabilities, primarily in accounts receivable and accounts payable and other liabilities.
Cash used in operating activities was $14.4 million for the year ended December 31, 2010 compared to cash provided by operating activities of $7.8 million for the year ended December 31, 2009, a decrease in cash provided of $22.2 million. The change in cash flows from operating activities included an increase in net loss of $8.7 million, after adjusting for non-cash items including depreciation, amortization, stock-based compensation and impairment charges. The remaining change of $13.5 million in cash flows from operating activities was a result of the change in operating assets and liabilities, primarily an increase in accounts receivable due to increased billings in our new turnkey programs as well as timing of cash receipts and an increase in payables and accrued expenses due to the increased megawatts under contract, and thus increased participant payments, in our C&I open market programs.

Cash Flows Provided by (Used In) Investing Activities

Cash provided by investing activities was $17.1 million for the year ended December 31, 2011 compared to cash used in investing activities of $5.1 million during the year ended December 31, 2010, an increase in cash provided of $22.2 million.  The increase was due to an increase in the change in marketable securities of $21.9 million as we sold certain marketable securities and allowed others to mature in order to reinvest those funds in more liquid cash and cash equivalents.  We incurred increased capital expenditures of $0.6 million during the year ended December 31, 2011 as we invested in our network operations and data center, capitalized certain software development costs, and continued to build out our IEM networks in existing VPC programs. Additionally, restricted cash decreased by $0.9 million during the year ended December 31, 2011 due to our issuing a letter of credit for financial assurance in place of restricted cash.

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

Cash Flows Provided by Financing Activities

Cash flows provided by financing activities were $1.8 million for the year ended December 31, 2011 compared to $11.2 million for the year ended December 31, 2010, a decrease of $9.4 million. The cash flows provided by financing activities mainly consisted of $1.5 million in borrowings, net of payments, from our SVB debt facility and $0.4 million in proceeds, net of offering costs, from the issuance of common stock to Aspire Capital during the year ended December 31, 2011. The cash flows provided by financing activities mainly consisted of $15.0 million from our Grace Bay debt facility partially offset by $3.0 million in payments, net of borrowings, of our SVB debt facility and $0.5 million of debt issuance costs for the year ended December 31, 2010.

Index to Form 10-K

Cash flows provided by financing activities were $11.2 million during the year ended December 31, 2010 compared to $13.0 million during the year ended December 31, 2009, a decrease of $1.8 million. During the year ended December 31, 2010, we received $15.0 million from borrowings under our Grace Bay debt facility and repaid $3.0 million, net, under our SVB debt facility. During the year ended December 31, 2009, we received $10.9 million from additional borrowings under our then-outstanding General Electric Capital Corporation, or GECC, credit agreement. During late 2009, we completed our third offering of common stock and received net proceeds of $27.4 million and used those proceeds to pay the remaining outstanding debt with GECC of $23.4 million.

 Indebtedness
Loan and Security Agreement
On February 5, 2010, Comverge, Inc. and each of its wholly owned subsidiaries entered into a second amendment to its existing revolving credit and term loan facility with Silicon Valley Bank ("SVB"). The second amendment increased the revolver loan by an additional $20.0 million bringing the total revolver loan to $30.0 million for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit. The second amendment also added Alternative Energy Resources, Inc., a wholly-owned subsidiary of Comverge, Inc. as a borrower and extended the term of the revolver facility by one year to December 31, 2012. In connection with the extension of the term of the revolving credit facility, commitment fees of $75,000 and $100,000 were paid on February 5, 2011 and 2010, respectively, and an additional commitment fee of $75,000 is payable on February 5, 2012. As amended to date, the SVB facility provides a $30.0 million revolver for borrowings to fund working capital and other corporate purposes and a $15.0 million term loan which was used to repay maturing convertible notes. Our outstanding balance as of December 31, 2011 was $6.8 million. As of December 31, 2011, we had $1.9 million of borrowing availability under the SVB revolver loan. However, the term loan is no longer available for additional borrowings. As mentioned below in “Subordinated Convertible Loan and Security Agreement,” Grace Bay has alleged that we are in default under the Grace Bay loan and security agreement. An event of default in the Grace Bay agreement triggers a cross-default in the SVB loan and security agreement, which prevents us from borrowing under such agreement and gives SVB the right to accelerate outstanding indebtedness.

The interest on revolving loans under the SVB facility accrues at either (a) a rate per annum equal to the greater of the Prime Rate plus the Prime Rate Advance Margin, or (b) a rate per annum equal to the LIBOR Advance Rate plus the LIBOR Rate Advance Margin, as such terms are defined in the amended SVB facility agreement. During an event of default, interest on revolving loans bears interest at a rate per annum equal to the Prime Rate plus 4.00%. The second amendment also sets forth certain financial ratios to be maintained by the borrowers on a consolidated basis. On November 23, 2010, Comverge, Inc. and its wholly-owned subsidiaries entered in a fourth amendment to its facility with SVB. The fourth amendment modified the availability provisions and financial covenants under the agreement and also modified certain definitions to reflect the subordinated convertible loan and security agreement with Partners for Growth III, L.P., which was subsequently assigned to Grace Bay. The obligations under the SVB facility are secured by all assets of Comverge and its other borrower subsidiaries. The revolver terminates and all amounts outstanding thereunder are due and payable in full on December 31, 2012. As of December 31, 2011, our outstanding balance on the revolver was $4.5 million. The term loan is payable over 57 months beginning April 1, 2009 and matures on December 31, 2013. The facility contains customary terms and conditions for credit facilities of this type, including restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, our stock, consolidate or merge with other entities, or suffer a change in control. In addition, we are required to meet certain financial covenants customary in this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities, which were defined as $42.0 million as of the end of the fourth quarter of 2011 and 1.25:1.00 as of December 31, 2011, respectively. The facility contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the facility may be accelerated.

Subordinated Convertible Loan and Security Agreement
On November 5, 2010, Comverge, Inc. and its wholly-owned subsidiaries entered into a five-year $15.0 million subordinated convertible loan and security agreement with Partners For Growth III, L.P., which was subsequently assigned to Grace Bay. Interest on the loan made under such agreement is payable monthly and accrues at a rate per annum equal to the floating Prime Rate (as such term is defined in the Grace Bay loan agreement) plus 2.50%, which sum as of December 31, 2011 was equal to 6.50%.  During an event of default, interest shall be increased by a rate of 4.00% per annum. The Grace Bay agreement contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the loan agreement

Index to Form 10-K

may be accelerated. The Grace Bay agreement also sets forth quarterly revenue targets to be maintained by the borrowers on a consolidated basis.  If the revenue targets are not maintained, Grace Bay has the right, but not the obligation, to begin requiring monthly amortization payments of the loan balance over the remaining term of the loan. Such payments would be front-loaded, such that 45% of the loan balance (approximately $6.8 million as of December 31, 2011) would be due over the first twelve months after Grace Bay's election. If Grace Bay exercises its right to require such amortization and the Company subsequently complies with the minimum revenue target for succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its right to require amortization under the loan agreement if the Company fails to meet future minimum revenue targets. Any failure by the Company to maintain such minimum revenues does not, by itself, constitute a default or an event of default under the Grace Bay loan agreement. The obligations under the loan agreement are secured by all assets of Comverge and its subsidiaries.  At its option, Grace Bay had the ability to convert the note representing the Grace Bay loan into common stock at $9.41 per share prior to the effectiveness of Modification No. 1 as described below. Subject to certain conditions, the Grace Bay loan agreement provides Comverge the ability to force Grace Bay to convert the note at the market price per share on the date Comverge gives notice of its election to force such conversion, discounted by a certain percentage; provided however, Comverge may not force conversion of the note unless the then-current trading price for Comverge's common stock exceeds $6.825 on or before May 5, 2012 and $7.371 thereafter.. The Grace Bay loan agreement also provides, at our option, the ability to borrow up to an additional $5.0 million in the first 36 months from the effective date of the Grace Bay loan agreement by issuing one or more notes to Grace Bay, which are convertible at Grace Bay's option into common stock at a conversion price based upon the stock price at the time of the additional borrowing; however, at no time may the amount of existing unconverted borrowings exceed $20.0 million.  In connection with the loan, a commitment fee of $0.3 million was paid on November 5, 2010.  There are no additional commitment fees.
On March 31, 2011, the Company entered into Modification No. 1 to the subordinated convertible loan and security agreement with PFG, which was subsequently assigned to Grace Bay. The modification revised the quarterly revenue targets for fiscal year 2011 and the price at which the note may be optionally converted by Grace Bay into our common stock from $9.41 to $5.46 per share of common stock. As a result of the modification, we recognized a charge of $0.5 million in interest expense to write off the debt issuance costs related to the original agreement during the year ended December 31, 2011. Modification No. 1 is included as Exhibit 10.1 with the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2011 as filed with the SEC on May 5, 2011.
For the fiscal quarter ended December 31, 2011, we were not able to meet the revenue target in the agreement and Grace Bay has requested that we begin making amortization payments as provided under the loan and security agreement. Additionally, in letters dated February 27, 2012 and March 2, 2012, Grace Bay alleged that we are in default under the Grace Bay agreement. An event of default in the Grace Bay agreement triggers a cross-default in the SVB loan and security agreement. Following such default, Grace Bay and SVB have the right to accelerate indebtedness outstanding under their respective loan agreements and foreclose on the collateral securing the debt.

Letters of Credit

Our revolving facility with SVB provides for the issuance of up to $30.0 million of letters of credit. As of December 31, 2011, we had $23.5 million face value of irrevocable letters of credit outstanding from the facility.  Additionally, we have $4.8 million of cash restricted or on-deposit to satisfy financial assurance requirements.

Capital Spending

Our residential VPC programs require a significant amount of capital spending to build out our demand response systems. We expect to incur approximately $6.4 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which approximately $4.5 million is anticipated to be incurred through December 31, 2012. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.

Additionally, we expect to incur $3.4 million in capital spending in executing our contract with ESKOM to create and co-manage Africa's first open market for demand response resources and $0.8 million in other capital expenditures.

Non-GAAP Financial Measures

EBITDA

Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, is defined as net loss before net interest expense,

Index to Form 10-K

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

We define Adjusted EBITDA as EBITDA before stock-based compensation expense and impairment charges. Management does not believe that stock-based compensation is indicative of our core operating performance because the stock-based compensation is fixed at the grant date, then expensed over a period of several years after the grant date, and generally cannot be changed or influenced by management after the grant date. Management believes the impairment charges related to the Energy Efficiency reporting unit to be not indicative of our core operating performance as these charges relate to acquisitions completed in prior period.

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Year Ended
	December 31,
	2011	2010	2009
Net loss	$(12,825)	$(31,351)	$(31,666)
Depreciation and amortization	7,515	9,111	20,499
Interest expense, net	2,716	875	2,114
Provision for income taxes	72	(339)	219
EBITDA	(2,522)	(21,704)	(8,834)
Non-cash stock compensation expense	3,313	3,327	10,038
Non-cash impairment charge	—	9,871	—
Adjusted EBITDA	$791	$(8,506)	$1,204

Commitments and Contingencies
In the ordinary conduct of our business, we are subject to various investigations, lawsuits, arbitrations, claims and other legal proceedings. Although we cannot predict with certainty the ultimate resolution of any investigations, lawsuits, arbitrations, claims and other legal proceedings asserted against us, we do not believe that any currently pending legal proceeding or proceedings to which we are a party or of which any of our property is subject will have a material adverse effect on our business, results of operations, cash flows or financial condition, except as disclosed in “Part I, Item 3 - Legal Proceedings” and “Part II, Item 8 - Financial Statements and Supplementary Data -Note 12” in this Annual Report on Form 10-K.

Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. As of December 31, 2011, there were no material contingencies requiring accrual or disclosure.
Contractual Obligations
Information regarding our known contractual obligations of the types described below as of December 31, 2011 is set forth in the following table (dollars in thousands):

Index to Form 10-K

	Payments Due by Period
		Less			More
		Than			Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Bank debt obligations	$26,250	$9,186	$3,750	$13,314	$—
Cash interest payments on debt	3,486	1,172	1,612	702	—
Operating lease obligations	5,361	2,383	1,874	888	216
Retirement obligations	445	167	251	27	—
Warranty obligations	209	209	—	—	—
Total	$35,751	$13,117	$7,487	$14,931	$216

Cash Interest Payments on Debt
As of December 31, 2011, $26.3 million of outstanding debt was at floating interest rates. We have used the interest rate as of December 31, 2011 in estimating cash interest payments on debt.
Licensing Agreement
We are obligated to pay royalties to the licensor for each unit of hardware sold that incorporates a certain licensed technology under two separate licensing agreements. During the years ended December 31, 2011, 2010 and 2009, the Company paid an immaterial amount in royalties for the two licensing agreements. These payments have been excluded from the table above.
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
We guaranteed the electrical capacity we have committed to deliver pursuant to certain long-term contracts. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees as of December 31, 2011 and 2010 were $27.7 million and $19.8 million, respectively.
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

Revenue Recognition - Residential Business

We sell intelligent energy management solutions directly to utilities for use and deployment by the utility. We recognize revenue for such sales when delivery has occurred or services have been rendered and the following criteria have been met: persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred and collection is probable.

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

Index to Form 10-K

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

We enter into long-term contracts with utilities in which we typically own the underlying intelligent energy management network and provide our customer with electric capacity during the peak season. We invoice Virtual Peaking Capacity, or VPC, customers on a monthly or quarterly basis throughout the contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter. The VPC contracts require us to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis. In certain VPC contracts, the results of the measurement and verification process are applied retrospectively to the program year. For these contracts, we defer revenue and the associated cost of revenue related to these until such time as the annual contract payment is fixed or determinable.   Once a utility’s customer, or program participant, enrolls in one of our VPC programs, we install hardware at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated as cost of revenue over the remaining term of the contract with the utility, which is shorter than the operating life of the equipment.  We also record telecommunications costs related to the network as cost of revenue.  The cost of revenue is recognized contemporaneously with revenue.

Revenue Recognition - C&I Business

We enter into agreements to provide demand response services. The demand response programs require us to provide electric capacity through demand reduction when the utility or independent system operator calls a demand response event to curtail electrical usage. Demand response revenues are earned based on our ability to deliver capacity. In order to provide capacity, we manage a portfolio of commercial and industrial end users’ electric loads. Capacity amounts are verified through the results of an actual demand response event or a demand response test.  We recognize revenue and associated cost of revenue in our demand response services at such time as the capacity amount is fixed or determinable.

We bid into forward auctions for open market programs with independent system operators, or ISO's. The program year, which spans from June 1st to May 31st annually for our primary program, is three years from the date of the initial auction. Participation in the capacity program requires us to respond to requests from the ISO to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. For participation, we receive cash payments on a monthly basis in the program year. We may utilize the incremental auctions held within the three-year period prior to the commencement of the program year or may enter into bilateral agreements with other market demand or supply-side providers to fulfill a portion of the megawatts awarded in the initial auction. For the remaining megawatts, we enroll C&I participants in order to fulfill our megawatt commitment with the ISO. If we remain the primary obligor for the megawatt commitment, we recognize revenue and cost of revenue on a gross basis for those megawatts ratably over the performance period, once the revenue is fixed or determinable. If we are released from our obligations to fulfill those megawatts through an incremental auction or a bilateral agreement, we recognize revenue, net of the cost of revenue, at the time that megawatts are accepted by the ISO and the financial assurance is released.

We enter into agreements to provide base load reduction. Energy efficiency revenues are earned based on our ability to achieve committed capacity through base load reduction. In order to provide this reduction, we deliver and install energy efficiency management solutions. The base load capacity contracts require us to provide electric capacity to utility customers and include a measurement and verification of such capacity in order to determine contract consideration. We defer revenue and associated cost of revenue until such time as the capacity amount, and therefore the related revenue, is fixed or determinable. Once the reduction amount has been verified, the revenue is recognized. If the revenue is subject to penalty, refund or an ongoing obligation, the revenue is deferred until the contingency is resolved and/or we have met our performance obligation. Certain contracts contain multiple deliverables, or elements, which require us to assess whether the different elements qualify for separate accounting. The separate deliverables in these arrangements meet the separation criteria.

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

Index to Form 10-K

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
We performed our annual impairment test as of December 31, 2011 and the results of the tests performed indicated no impairment.
We entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows. The decline in cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value, when we performed our impairment assessment. Based on this evaluation, we recorded impairment charges. See “Results of Operations - Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 - Impairment Charges” for a complete discussion on the methodology and assumptions applied. The results of the annual impairment test indicated no additional impairment as of December 31, 2010.
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
Stock-Based Compensation
Stock-based compensation expense recognized for the years ended December 31, 2011, 2010 and 2009 were $3.3 million, $3.3 million and $10.0 million, respectively, before income taxes. For awards with service conditions and graded-vesting, a one-time election was made to recognize stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For options with performance and/or service conditions only, we utilized the Black-Scholes option pricing model to estimate fair value of options issued. For restricted stock awards with service conditions, we utilized the intrinsic value method. For awards with market conditions, we utilized a lattice model to estimate the award fair value and the derived service period. Determining the fair value of stock options at the grant date requires judgment including estimates for the risk-free interest rate, volatility, annual forfeiture rate, and expected term. Performance-based unvested awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals. If any of these assumptions differ significantly from actual, stock-based compensation expense could be impacted. We will recognize $4.5 million of additional expense related to unvested awards as of December 31, 2011 over a weighted average period of 1.6 years.

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

Index to Form 10-K

Company adopted these standards on a prospective basis for new and materially modified arrangements originating after December 31, 2010.  The adoption of these amendments did not have a material effect on the Company’s financial statements.

In May 2011, the FASB issued new guidance for the measurement and disclosure of fair value. The primary objective of the standard is to ensure that fair value has the same meaning under GAAP and International Financial Reporting Standards and to establish common fair value measurement guidance in the two sets of standards. The standard does not change the overall fair value model in GAAP, but it amends various fair value principles and establishes additional disclosure requirements. This new guidance is effective for interim and annual periods beginning after December 15, 2011, with amendments applied prospectively. Adoption is not expected to have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the Statement of Shareholders' Equity, but instead allows companies to elect to present net income and other comprehensive income in one continuous statement (Statement of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. We adopted this guidance on January 1, 2012.

In September 2011, the FASB issued new accounting guidance which allows a company the option to make a qualitative evaluation about the likelihood of goodwill impairment. A company is required to perform the two-step impairment test only if it concludes, based on a qualitative assessment, the fair value of a reporting unit is more likely than not to be less than its carrying value. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption is not expected to have a material impact on our financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
Foreign Exchange Risk
We faced minimal exposure to adverse movements in foreign currency exchange rates and did not utilize any foreign currency exchange transactions to hedge our exposure in 2011. Foreign currency gains for the years ended December 31, 2011, 2010 and 2009 were immaterial. In December 2011, we entered into a contract with a South African utility that will be transacted in South African rand. No activity from this contract is included in our results of operations for 2011. We are currently evaluating our strategy to minimize foreign exchange risk related to these operations.
Interest Rate Risk
As of December 31, 2011, $26.3 million of outstanding debt was at floating interest rates. Based on outstanding floating rate debt of $26.3 million as of December 31, 2011, an increase of 1.0% in the prime rate would result in an increase in our interest expense of approximately $0.3 million per year.
Market Value of Portfolio Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of December 31, 2011, we had $14.3 million of investments in money market funds recorded at fair value on our balance sheet. While our investments are made in highly rated securities and in compliance with our investment policy, these investments are exposed to fluctuations in market values and could have a material impact on our financial position and results of operations.

Index to Form 10-K

Item 8.	Financial Statements and Supplementary Data

Comverge, Inc.

Index to Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Comverge, Inc:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Comverge, Inc and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the combination of the expected operating performance, the amount of cash flow that is expected from operations, debt that is due in 2012, and the restrictive debt covenants with which the Company may not comply, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP (signed)
Atlanta, Georgia,
March 15, 2012

Index to Form 10-K

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$23,641	$7,800
Restricted cash	4,051	1,736
Marketable securities	—	27,792
Billed accounts receivable, net	18,481	14,433
Unbilled accounts receivable	12,730	17,992
Inventory, net	10,377	9,181
Deferred costs	1,804	1,712
Other current assets	1,313	2,056
Total current assets	72,397	82,702
Restricted cash	332	3,733
Property and equipment, net	26,865	22,480
Intangible assets, net	3,635	3,816
Goodwill	499	499
Other assets	1,681	927
Total assets	$105,409	$114,157
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$5,123	$8,455
Accrued expenses	20,347	17,375
Deferred revenue	7,094	5,821
Current portion of long-term debt	9,188	3,000
Other current liabilities	7,561	7,962
Total current liabilities	49,313	42,613
Long-term liabilities
Deferred revenue	490	1,662
Long-term debt	17,062	21,750
Other liabilities	1,563	2,074
Total long-term liabilities	19,115	25,486
Commitments and contingencies (Note 12)
Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 25,968,436 and outstanding 25,913,694, shares as of December 31, 2011 and issued 25,355,223 and outstanding 25,329,118 shares as of December 31, 2010	26	25
Additional paid-in capital	266,090	262,226
Common stock held in treasury, at cost, 54,742 and 26,105 shares as of December 31, 2011 and December 31, 2010, respectively	(338)	(257)
Accumulated deficit	(228,772)	(215,947)
Accumulated other comprehensive income (loss)	(25)	11
Total shareholders' equity	36,981	46,058
Total liabilities and shareholders' equity	$105,409	$114,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-K

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	December 31,
	2011	2010	2009
Revenue
Product	$22,645	$23,152	$20,732
Service	113,775	96,237	78,112
Total revenue	136,420	119,389	98,844
Cost of revenue
Product	17,611	17,662	12,912
Service	62,804	56,876	52,736
Total cost of revenue	80,415	74,538	65,648
Gross profit	56,005	44,851	33,196
Operating expenses
General and administrative expenses	41,000	39,362	37,781
Marketing and selling expenses	20,136	18,031	17,737
Research and development expenses	4,297	6,279	4,878
Amortization of intangible assets	645	2,144	2,209
Impairment charges	—	9,871	—
Operating loss	(10,073)	(30,836)	(29,409)
Interest expense, net	2,716	875	2,114
Other income, net	(36)	(21)	(76)
Loss before income taxes	(12,753)	(31,690)	(31,447)
Provision (benefit) for income taxes	72	(339)	219
Net loss	$(12,825)	$(31,351)	$(31,666)

Net loss per share (basic and diluted)	$(0.52)	$(1.27)	$(1.45)

Weighted average shares used in computation	24,901,201	24,667,485	21,786,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-K

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(In thousands, except share data)

	Common Stock			Treasury Shares			Accumulated
			Additional	Number			Other	Total
	Number of		Paid-in	of		Accumulated	Comprehensive	Shareholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Equity
Balance at December 31, 2008	21,926,660	$22	$220,638	(18,539)	$(119)	$(152,930)	$49	$67,660
Common stock issued in public offerings, net of offering costs	2,760,000	3	27,033	—	—	—	—	27,036
Issuance of common stock upon exercises of stock options	310,447	—	1,126	—	—	—	—	1,126
Stock-based compensation	—	—	10,038	—	—	—	—	10,038
Issuance of restricted stock, net of forfeitures	94,279	—	—	—	—	—	—	—
Common stock held in treasury	—	—	—	(17,690)	(155)	—	—	(155)
Retirement of shares from treasury	(30,567)	—	(211)	30,567	211	—	—	—
Issuance of shares related to prior year acquisition	11,945	—	36	—	—	—	—	36
Components of comprehensive loss:
Net loss	—	—	—	—	—	(31,666)	—	(31,666)
Changes in unrealized gain on marketable securities	—	—	—	—	—	—	(31)	(31)
Total comprehensive loss	—	—	—	—	—	—	—	(31,697)
Balance at December 31, 2009	25,072,764	25	258,660	(5,662)	(63)	(184,596)	18	74,044
Issuance of common stock upon exercises of stock options	137,756	—	239	—	—	—	—	239
Stock-based compensation	—	—	3,327	—	—	—	—	3,327
Issuance of restricted stock, net of forfeitures	144,703	—	—	—	—	—	—	—
Common stock held in treasury	—	—	—	(20,443)	(194)	—	—	(194)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(31,351)	—	(31,351)
Changes in unrealized gain on marketable securities	—	—	—	—	—	—	(7)	(7)
Total comprehensive loss	—	—	—	—	—	—	—	(31,358)
Balance at December 31, 2010	25,355,223	25	262,226	(26,105)	(257)	(215,947)	11	46,058
Common stock issued to Aspire Capital, net of offering costs	544,927	1	434	—	—	—	—	435
Issuance of common stock upon exercises of stock options	90,178	—	117	—	—	—	—	117
Stock-based compensation	—	—	3,313	—	—	—	—	3,313
Issuance of restricted stock, net of forfeitures	(21,892)	—	—	—	—	—	—	—
Common stock held in treasury	—	—	—	(28,637)	(81)	—	—	(81)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(12,825)	—	(12,825)
Changes in unrealized gain on marketable securities	—	—	—	—	—	—	(11)	(11)
Changes in unrealized loss on foreign exchange	—	—	—	—	—	—	(25)	(25)
Total comprehensive loss	—	—	—	—	—	—	—	(12,861)
Balance at December 31, 2011	25,968,436	$26	$266,090	(54,742)	$(338)	$(228,772)	$(25)	$36,981
The accompanying notes are an integral part of these consolidated financial statements.

Index to Form 10-K

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Year Ended
	December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(12,825)	$(31,351)	$(31,666)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	5,993	6,276	17,689
Amortization of intangible assets and capitalized software	1,522	2,835	2,810
Stock-based compensation	3,313	3,327	10,038
Impairment charges	—	9,871	—
Write-off of debt issuance costs	523	—	754
Amortization of debt issuance costs	127	111	258
Amortization of marketable securities	85	739	252
Gain on sale of marketable securities	(28)	—	—
Loss on disposal of property and equipment	280	415	670
Allowance for inventory obsolescence	652	316	(10)
Allowance for doubtful accounts	(115)	210	66
Deferred income taxes	10	(387)	220
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable, net	1,329	(12,643)	4,727
Inventory, net	(2,267)	(3,065)	(2,059)
Deferred costs and other assets	(655)	(1,236)	806
Accounts payable	(3,332)	1,916	(958)
Accrued expenses and other liabilities	2,283	7,907	6,003
Deferred revenue	101	390	(1,821)
Net cash (used in) provided by operating activities	(3,004)	(14,369)	7,779
Cash flows from investing activities
Changes in restricted cash	1,086	167	(1,579)
Purchases of marketable securities	—	(26,049)	(39,166)
Maturities/sales of marketable securities	27,724	31,920	32,750
Purchases of property and equipment	(10,403)	(11,040)	(14,901)
Capitalized software costs	(1,322)	—	—
Purchases of technology licenses	(33)	(83)	(1,338)
Net cash provided by (used in) investing activities	17,052	(5,085)	(24,234)
Cash flows from financing activities
Proceeds from exercise of stock options	117	239	1,067
Payment of employee taxes due to net settlement stock option exercises	(81)	(194)	(96)
Borrowings under SVB loan facility	12,500	18,000	—
Repayment of SVB loan facility	(11,000)	(21,000)	(2,250)
Borrowings under PFG loan facility	—	15,000	—
Borrowings under GECC credit agreement	—	—	10,900
Repayment of GECC credit agreement	—	—	(23,424)
Repayment of subordinated convertible promissory notes	—	—	(590)
Net proceeds (payments) from issuance of common stock	435	(335)	27,371
Payment of debt issuance costs	(153)	(525)	(25)
Net cash provided by financing activities	1,818	11,185	12,953
Effect of exchange rate changes on cash and cash equivalents	(25)	—	—
Net change in cash and cash equivalents	15,841	(8,269)	(3,502)
Cash and cash equivalents at beginning of period	7,800	16,069	19,571
Cash and cash equivalents at end of period	$23,641	$7,800	$16,069
Cash paid for interest	$1,995	$952	$1,629
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(233)	$(239)	$399
Common stock issued in consideration in business acquisitions	$—	$—	$36

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-K

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business, Basis of Presentation, Liquidity and Substantial Doubt about Ability to Continue as Going Concern
Description of Business
Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide intelligent energy management solutions that enable energy providers and consumers to optimize their power usage and meet peak demand.  The Company delivers its intelligent energy management solutions through a portfolio of hardware, software and services.  The Company has two operating segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment. In December 2011, the Company began international operations; however, the Company had minimal transactions in 2011, the effect of which were immaterial to the financial statements and were limited to the re-measurement of cash.
Basis of Presentation
The consolidated financial statements of the Company include the accounts of its subsidiaries. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements presented reflect entries necessary for the fair presentation of the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, Consolidated Balance Sheets as of December 31, 2011 and 2010 and Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009. All entries required for the fair presentation of the financial statements are of a normal recurring nature. Intercompany transactions and balances are eliminated upon consolidation.

Liquidity and Substantial Doubt about Ability to Continue as Going Concern

The Company has incurred losses since inception, resulting in an accumulated deficit of $228,772 and stockholders' equity of $36,981 as of December 31, 2011. Working capital as of December 31, 2011 was $23,084, consisting of $72,397 in current assets and $49,313 in current liabilities, including $9,188 of long-term debt due within one year.   The total long-term debt as of December 31, 2011 was $17,062, excluding the $9,188 included in current liabilities. Further, the Company anticipates spending approximately $8,700 on capital expenditures during 2012.

The Company is required to meet certain financial covenants contained in the Silicon Valley Bank, or SVB, and Grace Bay loan and security agreements, specifically a minimum tangible net worth and an adjusted quick ratio. The financial covenants in both loan and security agreements are substantially similar. Compliance with the adjusted quick ratio covenant is measured on a monthly basis and compliance with the tangible net worth covenant is measured on a quarterly basis. For the quarter ended December 31, 2011, the SVB and Grace Bay loan and security agreements required a minimum tangible net worth of $42,000. For December 2011, the SVB and Grace Bay loan and security agreements required a minimum ratio of current assets to current liabilities of 1.25:1.00. The Company met the financial covenant requirements for the period ended December 31, 2011. However, the Company's lenders have some discretion in establishing covenants for 2012 and when these covenants are established, management believes it is possible that the Company will not meet the covenant requirements during 2012 if additional capitalization of the Company is not achieved or if SVB and Grace Bay do not agree to different terms for their respective loan and security agreements. The Company's failure to comply with these covenants may result in the declaration of an event of default under each of the SVB and Grace Bay loan agreements and cause us to be unable to borrow under such loan agreements. See Note 10 for further discussion.

The Company had aggregate available borrowing capacity under its SVB loan agreement of $1,929 as of December 31, 2011; however, if the Company does not maintain at least $20,000 of unrestricted cash at all times, the Company's borrowing base may be reduced. Upon a reduction in the borrowing base, the $1,929 of additional capacity may not be available to the Company.  Even with its anticipated revenue growth or cash expenditure reductions, it is possible that the Company's cash balance may fall below $20,000. Should the Company's unrestricted cash balance fall below $20,000 and the Company's borrowing capacity be consequently reduced, any amounts the Company owes to SVB in excess of the Company's reduced borrowing capacity will become immediately due and payable under its SVB loan agreement. A failure to pay any such excess amount could result in a default under the SVB loan agreement and, as a result, could cause cross-defaults in the Company's other borrowing arrangements, such that all of its outstanding debt could become due and payable. In addition, any resulting loss in liquidity could cause potential defaults in the Company's borrowing arrangements, such that all of its outstanding debt could become due and payable. The Grace Bay loan and security agreement sets targets for the Company's minimum revenues.

Index to Form 10-K

The Company did not achieve certain year-to-date revenue growth targets, which were $139,838 in revenue for the year ended December 31, 2011. During the first quarter of 2012, Grace Bay exercised its Amortization Right (as defined in the loan agreement) as the Company did not meet its revenue target for the fourth quarter of 2011. If the Company subsequently complies with succeeding measurements periods (quarterly), the Company may prospectively cease monthly amortization of the loan, provided, however, Grace Bay may again exercise its Amortization Right under the loan agreement if the Company fails to meet future minimum revenue targets. Based on its revenue to date during the first quarter of 2012 and its projected revenue for all of 2012, the Company has determined that it is probable that it will exceed the revenue target for the first quarter ($17,697) as well as the remainder of the year. Accordingly, the Company believes that it is probable that the Amortization Right triggered and elected by Grace Bay related to the failure to meet the revenue target for the year ended December 31, 2011will contractually cease when the Company files its Form 10-Q for the quarter ended March 31, 2012. Thus, the Company has recorded ($1,688 or 3 months of accelerated amortization) as a current liability as of December 31, 2011. Additionally, Grace Bay has alleged that we are in default under the Grace Bay agreement which would trigger a cross-default in the SVB loan and security agreement. Such event of default would enable SVB or Grace Bay, as applicable, to accelerate all amounts due under their respective loan agreements and to exercise other remedies available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the loan agreements may cause us to breach additional financial covenants in either the SVB or Grace Bay loan agreements.

Any failure by the Company to pay any obligations that become due and payable under either the SVB or Grace Bay loan and security agreement may constitute an event of default under such agreement. Such event of default would enable SVB or Grace Bay, as applicable, to accelerate all amounts due under their respective loans and to exercise other remedies available to them under the respective loan agreements. Further, any payment of such immediately due and payable obligations under the SVB loan agreement may cause the Company to breach certain financial covenants in either the SVB or Grace Bay loan agreements. Any such breach of financial covenants would constitute an event of default under such agreements, enabling SVB and Grace Bay to exercise their respective remedies under their respective agreements, including acceleration of all amounts due thereunder. As of the date of this filing on Form 10-K, the Company has not received notice to accelerate the debt and would contest any such acceleration.

On November 29, 2011, the Company entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase an aggregate of up to $10,000 of shares of its common stock over the 24-month term of the Purchase Agreement. Under the Purchase Agreement, the Company agreed to pay Aspire Capital a commitment fee equal to 2% of $10,000 in consideration for Aspire Capital's obligation to purchase up to $10,000 of our common stock. The Company paid this commitment fee by issuing to Aspire Capital 144,927 shares of our common stock valued at $1.38 per share. During 2011, the Company sold 400,000 shares of its common stock to Aspire Capital at a purchase price of $1.09 per share, for an aggregate purchase price of $435. Under the terms of the agreement, the Company cannot sell shares to Aspire Capital at a purchase price less than $1.00 per share. As of March 9, 2012, the Company could offer and sell from time to time to Aspire Capital up to an additional $5,013, in aggregate, based on the offering price of its common stock under the Purchase Agreement.

Management continues actively exploring all such financing options including restructuring of its current credit facilities in the near term or the possible sale of the Company. The Company's ability to secure additional capital or modify its existing debt terms to meet its projected revenue growth or cash expenditure reductions or its ability to sell the Company cannot be assured. In addition, certain financing options may require the consent of our current debt holders and we may not be able to obtain such consent or the terms of such consent may be cost-prohibitive. Due to the circumstances described above including the expected operating performance, the amount of cash flow that is expected from operations, debt that is due in 2012, and the restrictive debt covenants with which the Company may not comply, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

2.    Significant Accounting Policies and Recent Accounting Pronouncements
Use of Estimates in Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. Significant estimates include management's estimate of provisions required for non-collectible accounts receivable, obsolete or slow-moving inventory, and potential product warranty liability as well as management's estimates related to revenue recognition using the percentage-of-completion method. Actual results could differ

Index to Form 10-K

from those estimates.
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
Allowance for Doubtful Accounts
The Company reviews the outstanding accounts receivable monthly, as well as the bad debt write-offs experienced in the past, and establishes an allowance for doubtful accounts.  Account balances are charged off against the allowance when the Company determines it is probable the receivable will not be recovered. As of December 31, 2011 and 2010, there were $92 and $1,721, respectively, identified as doubtful of collection. The decrease in the allowance for doubtful accounts was due to the collection of an outstanding receivable from one customer during the year ended December 31, 2011.
Inventory, net
Inventories are stated at the lower of cost or market. Inventory cost is determined on the basis of specific identification based on acquisition cost and due provision is made to reduce all slow-moving, obsolete, or unusable inventories to their estimated useful or scrap values. As of December 31, 2011 and 2010, there were provisions of $951 and $466, respectively, for finished goods inventory identified as slow-moving, obsolete or unusable.
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
The Company recognizes the fair value of liabilities for asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The Residential Business segment installs hardware at residences of select utility customers. At the request of the homeowner, the Company is obligated to remove this hardware. Any associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and recognized as depreciation expense over the asset's life. The Company's estimate is based on the historical data for the ratio of cumulative assets removed to the cumulative number of assets installed. Accordingly, in the years ended December 31, 2011, 2010 and 2009, the Company recognized an asset retirement obligation liability and an associated change in the cost of long-lived assets of $233, $239 and $399, respectively.
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

Index to Form 10-K

The Company performed its annual impairment test as of December 31, 2011 and the results of the tests performed indicated no impairment.
The Company entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows. The decline in cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value, when the Company performed its impairment assessment. Based on this evaluation, the Company recorded impairment charges. See note 7 for a complete discussion on the methodology and assumptions applied. The results of the annual impairment test indicated no additional impairment as of December 31, 2010.
Impairment of Long-Lived Assets
The Company evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount should be assessed by comparing their carrying value to the undiscounted estimated future net operating cash flows expected to be derived from such assets. If such evaluation indicates a potential impairment, a discounted cash flow analysis is used to measure fair value in determining the amount of these assets that should be written off. No such event or change in circumstance existed as of December 31, 2011 that would indicate that carrying amount should be assessed.
Debt Issuance Costs
Debt issuance costs are amortized over the term of the corresponding debt instrument using the straight-line method, which approximates the effective interest method. Amortization of debt issuance costs was $127, $111 and $258 for the years ended December 31, 2011, 2010 and 2009, respectively. The write-off of $523 of certain debt issuance costs was recorded in conjunction with our modification of the PFG debt agreement. See Note 10 for more details. Debt issuance costs are included in Other current assets and Other assets and consisted of the following as of December 31, 2011 and 2010.

	December 31,	December 31,
	2011	2010
Debt issuance costs at beginning of year	$648	$234
Addition of debt issuance costs	153	525
Write-off of debt issuance costs	(523)	—
Amortization of debt issuance costs	(127)	(111)
Debt issuance costs at end of year	$151	$648

Warranty Provision
The Company generally warrants its products against certain manufacturing and other defects. These product warranties are provided for specific periods of time and/or usage of the product depending on the nature of the product, the geographic location of its sale and other factors. The warranty provision included in Other current liabilities is set forth below.

	December 31,	December 31,
	2011	2010
Warranty provision at beginning of year	$620	$82
Accruals for warranties issued during the year	46	1,093
Warranty settlements during the year	(457)	(555)
Warranty provision at the end of year	$209	$620

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
Concentration of Credit Risk
The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers such as utilities and independent system operators. Changes in economic conditions and unforeseen events could occur and reduce consumers' use of electricity. The Company's business success depends in part on its relationships with a limited number of large customers. During the year ended December 31, 2011, the Company had two customers which accounted for 22% and

Index to Form 10-K

16% of the Company's revenue. The total accounts receivable from these customers were $14,767 and $4,340, respectively, as of December 31, 2011. During the year ended December 31, 2010, the Company had two customers which accounted for 28% and 12% of the Company's revenue. The total accounts receivable from these customers were $14,200 and $3,864, respectively, as of December 31, 2010. During the year ended December 31, 2009, the Company had two customers which accounted for 20% and 12% of the Company's total revenue.
No other customer accounted for more than 10% of the Company's total revenue in 2011, 2010 and 2009.
The Company is subject to concentrations of credit risk from its cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit risk associated with cash and cash equivalents and short-term investments by placing its cash and cash equivalents and short-term investments with multiple domestic financial institutions and adhering to the Company's investment policy.

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

The current deferred revenue and deferred cost of revenue as of December 31, 2011 and December 31, 2010 are provided below:

Index to Form 10-K

	December 31, 2011	December 31, 2010
Deferred revenue:
VPC contract related	$1,624	$2,502
Other	5,470	3,319
Current deferred revenue	$7,094	$5,821
Deferred cost of revenue:
VPC contract related	$1,047	$1,041
Other	757	671
Current deferred cost of revenue	$1,804	$1,712

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

The Company bids into forward auctions for open market programs with independent system operators, or ISO's. The program year, which spans from June 1st to May 31st annually for the Company's primary program, is three years from the date of the initial auction. Participation in the capacity program requires the Company to respond to requests from the ISO to curtail energy usage during the mandatory performance period of June through September, which is the peak demand season. For participation, the Company receives cash payments on a monthly basis in the program year. The Company may utilize the incremental auctions held within the three-year period prior to the commencement of the program year or may enter into bilateral agreements with other market demand or supply-side providers to fulfill a portion of the megawatts awarded in the initial auction. For the remaining megawatts, the Company enrolls C&I participants in order to fulfill its megawatt commitment with the ISO. If the Company remains the primary obligor for the megawatt commitment, the Company recognizes revenue and cost of revenue on a gross basis for those megawatts ratably over the performance period, once the revenue is fixed or determinable. If the Company is released from its obligations to fulfill those megawatts through an incremental auction or a bilateral agreement, the Company recognizes revenue, net of the cost of revenue, at the time that megawatts are accepted by the ISO and the financial assurance is released.

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

Foreign Currency Transactions
The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). The functional currency of the Company's international subsidiary is the local currency. The Company translates the financial statements of the subsidiary to dollars using month-end rates of exchange for assets and liabilities and average rates of exchange for revenues, costs, and expenses. The Company records translation gains and losses in accumulated

Index to Form 10-K

other comprehensive income as a component of stockholders’ equity. Translation losses were immaterial for the year ended December 31, 2011. As the Company's international subsidiary was established in 2011, no such translation gains or losses were recorded in 2010 or 2009. The Company records net gains and losses resulting from foreign exchange transactions as a component of interest and other income, net. Foreign currency losses were immaterial for the years ended December 31, 2011, 2010 and 2009.

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
The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$14,305	$—	$—	$14,305	$11,312	$2,993	$—
Commercial paper	—	—	—	—	—	—	—
Corporate debentures/bonds	—	—	—	—	—	—	—
Total marketable securities	14,305	—	—	14,305	11,312	2,993	—
Cash in operating accounts	13,719	—	—	13,719	12,329	1,390	—
Total	$28,024	$—	$—	$28,024	$23,641	$4,383	$—

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair	Cash and	Restricted	Marketable
	Cost	Gains	Losses	Value	Equivalents	Cash	Securities
Money market funds	$1,657	$—	$—	$1,657	$1,657	$—	$—
Commercial paper	9,395	—	—	9,395	3,598	—	5,797
Corporate debentures/bonds	23,982	24	(13)	23,993	1,998	—	21,995
Total marketable securities	35,034	24	(13)	35,045	7,253	—	27,792
Cash in operating accounts	6,016	—	—	6,016	547	5,469	—
Total	$41,050	$24	$(13)	$41,061	$7,800	$5,469	$27,792

Realized gains and losses to date have not been material. Interest income for the years ended December 31, 2011, 2010 and 2009 was $112, $929 and $515, respectively.

The Company applies a fair value hierarchy that requires the use of observable market data, when available, and prioritizes the inputs to valuation techniques used to measure fair value in the following categories:

Index to Form 10-K

·	Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

·
Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market.

·
Level 3 - Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect its own estimates of assumptions market participants would use in pricing the asset or liability.

The Company's assets that are measured at fair value on a recurring basis are generally classified within Level 1 or Level 2 of the fair value hierarchy. The types of instruments valued based on quoted market prices in active markets include most money market securities, U.S. Treasury securities and equity investments. Such instruments are generally classified within Level 1 of the fair value hierarchy. The Company invests in money market funds that are traded daily and does not adjust the quoted price for such instruments.

The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company's U.S. Agency securities, Commercial Paper, U.S. Corporate Bonds and certificates of deposit. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments.

The following tables set forth by level, within the fair value hierarchy, the Company's marketable securities accounted for at fair value as of December 31, 2011 and 2010. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value Measurements at Reporting Date Using
Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Money market funds	14,305	14,305	—	—
Commercial paper	—	—	—	—
Corporate debentures/bonds	—	—	—	—
Total	14,305	14,305	—	—

		Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Money market funds	1,657	1,657	—	—
Commercial paper	9,395	—	9,395	—
Corporate debentures/bonds	23,993	—	23,993	—
Total	35,045	1,657	33,388	—
Advertising Expenses
Advertising costs are expensed as incurred. Advertising expense was $3,675, $3,503 and $4,114 for the years ended December 31, 2011, 2010 and 2009, respectively. Substantially all advertising costs were incurred to promote the Company's VPC and open market programs to participants in an effort to acquire electric capacity in fulfillment of certain capacity commitments with utility customers and independent system operators.

Index to Form 10-K

Software Development Costs for Internal Use
Software costs for internal use of $49, $164 and $176 were capitalized in 2011, 2010 and 2009, respectively. These costs will be amortized over a three-year expected life in accordance with Company policy. During the year ended December 31, 2011, 2010 and 2009, $69, $293 and $209 , respectively, was recorded as depreciation expense for internal use software.
Software Development Costs to be Sold, Leased or Otherwise Marketed
The capitalization of software development costs begins upon the establishment of technological feasibility and ends when the software is generally available. Based upon the Company's product development process, technological feasibility is established upon the completion of a working model or detailed program design. For the years ended December 31, 2010 and 2009, the period between achieving technological feasibility and the general availability of the related products had been short and software development costs qualifying for capitalization had not been material. Accordingly, the Company did not capitalize any software development costs. For the year ended December 31, 2011, the Company capitalized $1,322 in software development costs for IntelliSOURCE version 2.0 and 3.0. The Company recognized $267 in amortization of software development costs during the year ended December 31, 2011.
Research and Development Expenses
All research and development costs are expensed as incurred and consist primarily of salaries and benefits.
Stock-Based Compensation
Stock-based compensation expense recognized for the years December 31, 2011, 2010 and 2009 was $3,313, $3,327 and $10,038, respectively, before income taxes.
Segment Reporting
As of December 31, 2011, the Company reports through two operating segments: the Residential Business segment and the C&I Business segment. Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker assesses the Company's performance and allocates the Company's resources based on these segments. These segments constitute the Company's two reportable segments.

Prior to December 31, 2010, the Company reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. Beginning for the year ended December 31, 2010, the former Utility Products & Services segment is presented as part of the Residential Business segment. The results of the Energy Efficiency programs were previously reported in the Residential Business segment. Beginning for the year ended December 31, 2010, the Energy Efficiency programs are reported as part of the C&I Business segment. Accordingly, the results of operations have been reclassified for the year ended December 31, 2009 to conform to the presentation for the years ended December 31, 2011 and 2010. The Company believes that this reporting structure more accurately represents the broader customer markets that it serves: residential, and commercial and industrial.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as current or noncurrent based on the classification of the related assets or liabilities for financial reporting, or according to the expected reversal dates of the specific temporary differences, if not related to an asset or liability for financial reporting. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011 and 2010, there were no accrued interest and penalties related to uncertain tax positions.
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

Index to Form 10-K

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

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the year ended December 31, 2011, 2010 and 2009, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	Year Ended
	December 31,
	2011	2010	2009
Subordinated debt convertible to common stock	2,747,252	1,594,048	—
Unvested restricted stock awards	395,693	557,776	496,589
Outstanding options	2,361,750	2,533,947	1,988,400
Total	5,504,695	4,685,771	2,484,989

 4.    Accounts Receivable, net
Billed accounts receivable as of December 31, 2011 and 2010 was $18,481 and $14,433, respectively, net of the allowance for doubtful accounts.
Unbilled accounts receivable as of December 31, 2011 and 2010 was $12,730 and $17,992, respectively. Unbilled accounts receivable mainly reflect amounts that the Company will invoice in the next twelve months pursuant to the Company's contractual right to make future billings under the Residential Business segment's VPC and turnkey contracts as well as amounts related to the primary capacity program in which the Company receives monthly payments throughout the program year.

5.	Inventory, net
Inventory as of December 31, 2011 and 2010 consisted of the following:

Index to Form 10-K

	December 31,	December 31,
	2011	2010
Raw materials and supplies	$177	$638
Finished goods	10,200	8,543
Inventory, net	$10,377	$9,181

6.	Property and Equipment, net
Property and equipment as of December 31, 2011 and 2010 consisted of the following:

	Estimated
	Useful Life	December 31,	December 31,
	(in years)	2011	2010
Load control equipment	Contract term	$35,547	$49,423
Computer hardware and software	3	11,573	5,723
Office furniture, automobiles and other equipment	5 - 7	3,671	2,014
Leasehold improvements	Lease term	1,854	1,839
Construction in progress	N/A	203	2,425
Property and equipment		52,848	61,424
Accumulated depreciation		(25,983)	(38,944)
Property and equipment, net		$26,865	$22,480

Depreciation expense in respect of property and equipment was $5,993, $6,276 and $17,689 for the years ended December 31, 2011, 2010 and 2009, respectively. Of such amounts, $3,932, $5,256 and $16,550 were included in cost of revenue and $2,061, $1,020 and $1,139 were included in general and administrative expenses for the years ended December 31, 2011, 2010 and 2009, respectively. The above balances reflect the removal of assets for our Nevada residential VPC program on January 1, 2011 as the title of these assets transferred to NV Energy upon contract expiration.

7.	Goodwill and Intangible Assets, net
Changes in the carrying amount of the Company's consolidated goodwill during the years ended December 31, 2011 and 2010 consisted of the following:

	Residential	C&I
	Business	Business	Total
Balance as of December 31, 2009:
Goodwill	499	75,424	75,923
Accumulated impairment losses	—	(67,744)	(67,744)
Goodwill, net	499	7,680	8,179
Balance as of December 31, 2010:
Goodwill	499	75,424	75,923
Accumulated impairment losses	—	(75,424)	(75,424)
Goodwill, net	499	—	499
Balance as of December 31, 2011:
Goodwill	499	—	499
Accumulated impairment losses	—	—	—
Goodwill, net	499	—	499
The Company's consolidated intangible assets, net as of December 31, 2011 and 2010 consisted of the following:

Index to Form 10-K

	Estimated	As of December 31, 2011
	Useful Life	Gross	Accumulated	Net
	(in years)	Amount	Amortization	Amount
Trade names and trademarks	Indefinite	$2,758	$(2,758)	$—
Capitalized software	1-3	1,322	(267)	1,055
Acquired technology	3-8	5,785	(4,802)	983
Patents	4-20	382	(194)	188
Customer relationships and contracts	5-10	13,646	(12,237)	1,409
Total		$23,893	$(20,258)	$3,635

	Estimated	As of December 31, 2010
	Useful Life	Gross	Accumulated	Net
	(in years)	Amount	Amortization	Amount
Trade names and trademarks	Indefinite	$2,758	$(2,758)	$—
Non-compete agreements	5	456	(456)	—
Acquired technology	3-8	5,749	(3,810)	1,939
Patents	4-20	400	(180)	220
Customer relationships and contracts	5-10	13,646	(11,989)	1,657
Total		$23,009	$(19,193)	$3,816

Total estimated amortization expense for all intangible assets for the next five years and thereafter is as follows:

Year Ended December 31,
2012	$1,599
2013	458
2014	421
2015	403
2016	403
Thereafter	351
Impairment Charges - Year Ended December 31, 2010
Based on the then-current valuations of the Energy Efficiency reporting unit in the C&I Business segment, the Company determined that the related goodwill and intangible assets' carrying value was greater than the fair value. The Company recorded $9,871 in non-cash impairment charges of goodwill and certain intangible assets in the fourth quarter of 2010, as presented and discussed below.

Impairment
Charges
Goodwill	$7,680
Noncompete agreements	236
Contract acquisition	1,955
Total	$9,871
Goodwill
The Company entered into an amendment with a certain customer during the fourth quarter of 2010 that decreased committed capacity in the Energy Efficiency reporting unit in the C&I Business segment, thereby reducing future cash flows. The decline in future cash flows impacted the fair value of the reporting unit, causing its carrying value to exceed its fair value when the Company performed its impairment assessment. The valuation for the goodwill was performed using a discounted cash flow income approach to valuing the business with a 13.1% discount rate. The fair value of the reporting unit was determined using Level 3 inputs. The valuation resulted in an impairment of goodwill related to the C&I Business segment of $7,680. This charge is included in the line item “Impairment charges” of the Company's consolidated statements of operations for the year

Index to Form 10-K

ended December 31, 2010. No further goodwill balance remains related to the Energy Efficiency reporting unit.
The Company also performed its annual impairment test on the remaining $499 of goodwill as of December 31, 2011 and 2010 and the results of the tests indicated no additional impairment.
Other intangible assets
Due to the decreased future cash flows as a result of the contract amendment, the Company also evaluated the related intangible assets for impairment. Using the undiscounted cash flows from the Energy Efficiency reporting unit, the Company compared fair value using Level 3 inputs to carrying value, noting that the carrying value exceeded fair value of the reporting unit's intangible assets. Based on the analysis, the Company fully impaired the non-compete agreements and the contract acquisition intangible assets, resulting in a $2,191 charge during the fourth quarter of 2010, as presented in the line item “Impairment charges” of the Company's consolidated statements of operations for the year ended December 31, 2010.
As a result of the impairment, the Company reversed a deferred tax liability of $611 associated with the Energy Efficiency reporting unit's intangible assets. The impact of the reversal resulted in an income tax benefit recorded in the year ended December 31, 2010.
The Company also performed an evaluation on the remaining intangibles as of December 31, 2011 and 2010 and the results of the evaluation indicated no additional impairment.

8.	Accrued Expenses

Accrued expenses as of December 31, 2011 and 2010 consisted of the following:

	December 31,	December 31,
	2011	2010
Capacity program participant agreement	$15,085	$13,374
Other	5,262	4,001
Total accrued expenses	$20,347	$17,375

9.    Other Current Liabilities
Other current liabilities as of December 31, 2011 and 2010 consisted of the following:

	December 31,	December 31,
	2011	2010
Payroll, bonus and benefits	$3,717	$4,264
Other	3,844	3,698
Total other current liabilities	$7,561	$7,962

10.    Long-Term Debt
On November 6, 2008, Comverge, Inc. and all its wholly-owned subsidiaries, excluding Alternative Energy Resources, Inc., entered into a $25,000 secured revolving credit and term loan facility, or the Facility, with Silicon Valley Bank, or SVB. The Facility originally provided a $10,000 revolver, the Revolver Facility, for borrowings to fund working capital and other corporate purposes and a $15,000 term loan, the Term Loan Facility, to repay certain maturing convertible notes on or before April 1, 2009. On February 5, 2010, Comverge, Inc. and its wholly-owned subsidiaries, Enerwise Global Technologies, Inc, Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY, LLC, Clean Power Markets, Inc., and Alternative Energy Resources, Inc., entered into a second amendment to the Facility. The second amendment increased the Revolver Facility by an additional $20,000 bringing the total Revolver Facility to $30,000 for borrowings to fund general working capital and other corporate purposes and issuances of letters of credit.  The second amendment also added Alternative Energy Resources, Inc., a wholly-owned subsidiary of Comverge, as a borrower and extended the term of the Revolver Facility by one year to December 31, 2012.   In connection with the extension of the term of the Revolver Facility, commitment fees of $100 and $75 was paid on February 5, 2010 and February 5, and 2011, respectively, and an additional commitment fee of $75 is payable on February 5, 2012.  The interest on revolving loans under the Facility accrues at either (a) a rate per annum equal

Index to Form 10-K

to the greater of the Prime Rate plus the Prime Rate Advance Margin, or (b) a rate per annum equal to the LIBOR Advance Rate plus the LIBOR Rate Advance Margin, as such terms are defined in the loan and security agreement documenting the Facility.  During an event of default, interest on revolving loans bears interest at a rate per annum equal to the Prime Rate plus 4.00%. The second amendment also sets forth certain financial ratios to be maintained by the borrowers on a consolidated basis. On November 23, 2010, Comverge, Inc. and its wholly-owned subsidiaries entered in a fourth amendment to the Facility. The fourth amendment modified the availability provisions and financial covenants under the agreement and also modified certain definitions to reflect the subordinated convertible loan and security agreement with Partners for Growth III, L.P. The obligations under the Facility are secured by all assets of Comverge and its other borrower subsidiaries. All other terms and conditions of the Facility remain the same and in full force and effect. The Term Loan Facility became payable over 57 months beginning April 1, 2009 and matures on December 31, 2013. The Facility contains customary terms and conditions for credit facilities of this type, including restrictions on the Company's ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends or make distributions on, or repurchase, Comverge, Inc. stock,  consolidate or merge with other entities, or suffer a change in control. In addition, the Company is required to meet certain financial covenants customary in this type of agreement, including maintaining a minimum specified tangible net worth and a minimum specified ratio of current assets to current liabilities which were defined as $42,000 as of the end of the fourth quarter of 2011 and 1.25:1.00 as of December 31, 2011, respectively. The Facility contains customary events of default, including payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company's obligations under the Facility may be accelerated, including making all outstanding amounts due currently at SVB's option. As of December 31, 2011, the Company had $23,481 of outstanding letters of credit under the Revolving Facility.

On November 5, 2010, Comverge, Inc. and its wholly-owned subsidiaries entered into a five-year $15,000 subordinated convertible loan and security agreement with Partners For Growth III, L.P., or PFG.  The loan was used to fund general working capital and other corporate purposes.  Interest on the loan is payable monthly and accrues at a rate per annum equal to the floating Prime Rate (as such term is defined in the PFG loan agreement) plus 2.50%, which sum as of December 31, 2011 was equal to 6.50%.  As discussed further below, the Company was notified by letters dated February 24, 2012 and March 8, 2012 that Grace Bay Holdings II, LLC (“Grace Bay”) acquired by assignment all of the outstanding principal amount of the notes issued under the agreement with PFG as well as all of the rights and obligations heretofore possessed by PFG under the loan agreement with PFG. During an event of default, interest shall be increased by a rate of 4.00% per annum. The agreement contains customary events of default, including for payment defaults, breaches of representations, breaches of affirmative or negative covenants, cross defaults to other material indebtedness, bankruptcy and failure to discharge certain judgments. If a default occurs and is not cured within any applicable cure period or is not waived, the Company's obligations under the loan agreement may be accelerated, including making all outstanding amounts due currently at Grace Bay's option. The agreement also sets forth quarterly revenue targets to be maintained by the borrowers on a consolidated basis. If the revenue targets are not maintained, Grace Bay has the right, but not the obligation, to begin requiring monthly amortization payments of the loan balance over the remaining term of the loan.  Such payments would be front-loaded, such that 45% of the loan balance would be due over the first twelve months after the Grace Bay’s election.  If Grace Bay exercises its right to require such amortization and the Company subsequently complies with succeeding measurement periods, the Company may prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its right to require such amortization under the loan agreement if the Company fails to meet future minimum revenue targets. Any failure by the Company to maintain such minimum revenues does not, by itself, constitute a default or an event of default under the loan and security agreement.  The obligations under the loan agreement are secured by all assets of Comverge and its subsidiaries.  As its option, Grace Bay had the ability to convert the note evidencing the loan into up to 1,594,048 shares of Comverge common stock at $9.41 per share prior to the effectiveness of Modification No. 1 as described below. Subject to certain terms, the loan agreement provides the Company the ability to force Grace Bay to convert the note at the market price per share on the date Comverge gives notice of its election to force such conversion, discounted by a certain percentage; provided however, the Company may not force conversion of the note unless the then-current trading price for the Company's common stock exceeds $6.825 on or before May 5, 2012 and $7.371 thereafter. The Company's call option qualifies as a contingent beneficial conversion feature which would be recorded if and when the contingent event occurs. The loan agreement also provides, at the borrowers' option, the ability to borrow up to an additional $5,000 in the first 36 months from the effective date of the loan agreement by issuing one or more notes to Grace Bay, which are convertible into common stock at a conversion price based upon the stock price at the time of the additional borrowing; however, at no time may the amount of existing unconverted borrowings exceed $20,000.  In connection with the loan, a commitment fee of $300 was paid on November 5, 2010.  There are no additional commitment fees.

The Company entered into Modification No. 1 to the subordinated convertible loan and security agreement effective March 31, 2011.  The modification revised the quarterly revenue targets for fiscal year 2011, specifically changing the target for the year ended December 31, 2011 from $149,899 to $139,838.  As the Company did not meet the fiscal year 2011 revenue target, it

Index to Form 10-K

reclassified three months of payments, or $1,688, to current portion of long-term debt as of December 31, 2011. The Company believes that it will meet the revenue target for the first quarter of 2012 and cease amortization at that time. The modification of the subordinated convertible loan agreement also revised the price at which the note may be optionally converted by Grace Bay into the Company’s common stock from $9.41 to $5.46 per share of common stock.  As a result of the modification, the Company recognized a charge of $523 in interest expense to write off the debt issuance costs related to the original agreement during the year ended December 31, 2011. Modification No. 1 is included as Exhibit 10.1 with the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2011 as filed with the SEC on May 5, 2011.

Pursuant to Schedule 13D filed with the Securities and Exchange Commission on February 27, 2012, Grace Bay entered into an Assignment and Assumption Agreement with PFG ("the Assignment Agreement”), whereby Grace Bay purchased $7,650 or 51% of the aggregate principal amount of the PFG loan with an option to purchase the remaining 49%, effective February 24, 2012. On March 2, 2012, PFG gave notice of its right under the Assignment Agreement to put its remaining interest in the loan to Grace Bay (the “Put”). By letter dated March 8, 2012, Grace Bay delivered notice to the Company that it had acquired PFG's remaining interest in the Note. From and after March 8, 2012, PFG does not have any voting or dispositive control over the loan.
Long-term debt as of December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Security and loan agreement with SVB, collateralized by all assets of Comverge, Inc. and its subsidiaries, maturing in December 2013, interest payable at a variable rate (3.27% and 3.26% as of December 31, 2011 and 2010, respectively)	$11,250	$9,750
Subordinated convertible loan agreement with Grace Bay, secured by all assets of Comverge, Inc. and its subsidiaries, maturing in November 2015, interest payable at a variable rate (6.50% and 5.75% as of December 31, 2011 and 2010, respectively)	15,000	15,000
Total debt	26,250	24,750
Less: Current portion of long-term debt	(9,188)	(3,000)
Total long-term debt	$17,062	$21,750

The fair value of the debt obligations was approximately $21,637 as of December 31, 2011. The Company determined the estimated fair value of the long-term debt by using the discounted cash flows method.

Total debt payments in future periods is as follows:

Year Ended December 31,
2012	$9,188
2013	3,750
2014	—
2015	13,312

11.    Income Taxes
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2011	2010	2009
Federal income tax at statutory federal rate	34.0%	34.0%	34.0%
State income tax expense (benefit), net of federal benefit	(0.2)%	—%	(0.1)%
Other	(1.0)%	(0.1)%	0.4%
Valuation allowance	(33.3)%	(32.8)%	(35.0)%
Effective tax rate	(0.5)%	1.1%	(0.7)%

A reconciliation of income tax expense (benefit) at the statutory federal income tax rate and income taxes as reflected in the

Index to Form 10-K

consolidated financial statements is as follows:

	Year Ended December 31,
	2011	2010	2009
Current:
U.S. Federal	$—	$—	$—
State and local	25	48	19
Total	25	48	19
Deferred:
U.S. Federal	24	(346)	187
State and local	23	(41)	13
Total	47	(387)	200
Provision for income taxes	$72	$(339)	$219

Deferred tax assets (liabilities) consisted of the following:

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$46,105	$37,243
Other	14,297	16,283
Gross deferred income tax assets	60,402	53,526
Less: valuation allowance for deferred income tax assets	(60,402)	(53,526)
Net deferred income tax assets	—	—
Deferred tax liabilities:
Intangible amortization	(187)	(155)
Other	—	—
Net deferred income tax liabilities	$(187)	$(155)

As of December 31, 2011, the company had a net deferred tax liability of $187 related to amortization of tax deductible goodwill.

Deferred tax assets are required to be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, the Company considers all available positive and negative evidence affecting specific deferred tax assets, including the Company's past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets. For the year ended December 31, 2011, the Company has determined that based on all available evidence, a valuation allowance of $60,402 is appropriate. The Company's valuation allowance for the year ended December 31, 2010 was $53,526. The Company's cumulative losses in recent years provided the significant negative evidence used in making the determinations.

Deferred tax assets relating to the tax benefits of employee stock option grants have been reduced to reflect exercises through the year ended December 31, 2011. Certain exercises resulted in tax deductions in excess of previously recorded tax benefits. The Company's net operating carryforwards referenced below at December 31, 2011 include $21,258 of income tax deductions in excess of previously recorded tax benefits. Although these additional tax deductions are reflected in net operating loss carryforwards referenced below, the tax benefit will not be recognized until they reduce taxes payable. Accordingly, since the tax benefit does not reduce the Company's current taxes payable in 2011, these tax benefits are not reflected in the Company's deferred tax assets presented above. The tax benefit of these excess deductions will be reflected as a credit to additional paid-in capital when recognized.

The Company has federal, state, and foreign net operating losses of approximately $140,826, $94,077 and $3,849, respectively, as of December 31, 2011. The Federal net operating loss carryforwards begin expiring in 2019 and state net operating loss carryforwards began expiring in 2009. The foreign net operating losses do not expire. The above net operating losses reflect a limitation set forth by section 382 of the Internal Revenue Code due to prior ownership changes.

Index to Form 10-K

As of December 31, 2011 and 2010, the Company had determined no liabilities for uncertain tax positions should be recorded. The tax years ended December 31, 2010, 2009 and 2008 remain open for audit based on the statute of limitations.

12.	Commitments and Contingencies
Operating Leases
Rental lease expenses for the years ended December 31, 2011, 2010 and 2009 were $2,378, $2,242 and $2,175, respectively. The Company mainly incurs rent expense due to office space leased for both operations and administrative functions and vehicles leased for operations. These lease agreements for office space range in length from one year to eight years and lease agreements for vehicles are generally for three years. Estimated future minimum rental payments and lease payments on noncancelable operating leases as of December 31, 2011 were as follows:

Year Ended December 31,
2012	$2,383
2013	1,193
2014	681
2015	465
2016	423
Thereafter	216
Employee Retirement Savings Plan
The Company sponsors a tax deferred retirement savings plan that permits eligible U.S. employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service. This plan also provides for discretionary Company contributions. No discretionary contributions were made for the years ended December 31, 2011, 2010 or 2009.
Licensing Agreements
The Company is obligated to pay royalties to the licensor for each unit of hardware sold that incorporates a certain licensed technology under two separate licensing agreements. During the years ended December 31, 2011, 2010 and 2009, the Company paid an immaterial amount in royalties for the two licensing agreements.
Guarantees
The Company typically grants customers a limited warranty that guarantees that its products will substantially conform to current specifications for one year for hardware products and ninety days for software products from the delivery date. The Company also indemnifies its customers from third-party claims relating to the intended use of its products. Standard software license agreements contain indemnification clauses. Pursuant to these clauses, the Company indemnifies and agrees to pay any judgment or settlement relating to a claim. As of December 31, 2011 and 2010, we had $209 and $620 recorded in accrued warranty liability.
The Company has guaranteed the electrical capacity it has committed to deliver pursuant to certain long-term contracts. Such guarantees may be secured by cash, letters of credit, performance bonds or third-party guarantees. Performance guarantees as of December 31, 2011 and 2010 were $27,719 and $19,774, respectively.
Legal Proceedings

The Company assesses the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.  A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue.  In accordance with applicable accounting guidance, a liability is recorded when the Company determines that a loss is probable and the amount can be reasonably estimated.  Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate. As of December 31, 2011, there were no material contingencies requiring accrual.

On November 22, 2010, a civil action complaint was filed against the Company in the United States District Court for the Eastern District of Kentucky (Case No. 5:10-CV-00398) by East Kentucky Power Cooperative, Inc. (“EKPC”).  EKPC alleged

Index to Form 10-K

a breach of warranty claim relating to certain thermostats manufactured by White-Rodgers that it claims are defective.  The relief sought by EKPC includes an unspecified amount of damages, pre- and post-judgment interest and costs.  The parties are attempting to resolve the dispute, however, if the dispute cannot be resolved, the Company intends to defend this claim vigorously.

On May 9, 2011, a civil action complaint was filed against the Company and White-Rodgers, a division of Emerson Electric, in the Ontario Superior Court of Justice (Case No. CV-11-16275) by Enwin Utilities Ltd.  Enwin alleged breach of contract and tort claims for approximately 2,000 thermostats, manufactured by White-Rodgers, and purchased from Comverge.  The relief sought by Enwin includes $1,000 in damages plus costs.  The Company intends to defend this claim vigorously.

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

13.	Shareholders' Equity
Common Stock
Holders of the Company's common stock are entitled to dividends if and when declared by the Board of Directors. The holders of common stock are entitled to vote upon all matters submitted to a vote of holders of common stock of the Company and shall be entitled to one vote for each share of common stock held.
In November 2011, the Company entered into a common stock purchase agreement with Aspire Capital Fund, LLC, an Illinois limited liability company, whereby Aspire Capital has committed over the next two years to purchase up to $10,000 of the Company's common stock based on prevailing market prices over a period preceding each sale. The Company is not required to sell the entire $10,000 of Comverge common stock. The Company issued 144,927 shares of its common stock to Aspire as a commitment fee in connection with entering into the purchase agreement.
Treasury Stock
Treasury stock represents shares surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the 2006 Long-Term Incentive Plan, as amended. Treasury stock is carried at the market value on the date of vesting or exercise.
Preferred Stock
The Company is authorized to issue 15,000,000 shares of preferred stock. As of December 31, 2011 and 2010, no preferred stock was issued or outstanding. The rights, preferences, and provisions would be determined, at the discretion of the Board of Directors, at the time of issuance.
Stock Warrants

In June 2010, the Company entered into a joint venture master agreement with Projects International, Inc., or Projects International, to form a strategic alliance arrangement under which the parties will identify and jointly pursue opportunities for demand response, smart grid and energy efficiency projects in certain countries or geographical regions.  The Company also entered into a warrant agreement with Projects International pursuant to which up to 1,200,000 shares of Comverge common stock may be purchased by Projects International for $16.24 per share upon the attainment of defined performance metrics in the warrant agreement.  The warrant agreement provides that warrants will be earned if Projects International is successful during the first three years of the master agreement in securing a qualifying contract resulting in a minimum of 100 megawatts of delivered load reduction over the term of the contract, and in increments of 120,000 shares for every 100 megawatts of delivered load reduction contracts, in the aggregate, above the minimum performance metric, up to a maximum of 1,000 megawatts. No warrants under the agreement have been issued as of December 31, 2011 and no amounts have been recorded in the results of operations for the year ended December 31, 2011.
14. Stock-Based Compensation
The Company's Amended and Restated 2006 Long-Term Incentive Plan, or 2006 LTIP, was approved by the Company's shareholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company's common stock and restricted stock awards at not less than the fair value of the Company's common stock on the grant date and for a term of not

Index to Form 10-K

greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Outstanding stock-based incentive awards expire between five and ten years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of December 31, 2011, 1,950,053 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the years ended December 31, 2011, 2010 and 2009 was $3,313, $3,327 and $10,038.
A summary of the Company's stock option activity for the year ended December 31, 2011, 2010 and 2009, respectively, is presented below:

	2011			2010		2009
		Weighted			Weighted		Weighted
	Number of	Average	Range of	Number of	Average	Number of	Average
	Options	Exercise	Exercise	Options	Exercise	Options	Exercise
	(in Shares)	Price	Prices	(in Shares)	Price	(in Shares)	Price
Outstanding at beg. of year	2,533,947	$11.82	$0.58-$34.23	1,988,400	$12.63	1,810,656	$14.23
Granted	505,923	5.11	$2.19 - $6.20	1,024,293	9.71	684,970	6.07
Exercised	(90,178)	1.29	$0.58 - $4.30	(137,756)	1.74	(310,447)	3.63
Cancelled	(180,779)	17.93	$0.58-$34.23	(149,750)	22.03	(28,131)	22.33
Forfeited	(407,163)	7.51	$3.70-$13.90	(191,240)	8.16	(168,648)	18.11
Outstanding at end of year	2,361,750	$11.06	$0.58-$34.23	2,533,947	$11.82	1,988,400	$12.63
Exercisable at end of year	1,577,966	$12.68	$0.58-$34.23	1,442,791	$13.73	1,408,782	$14.46

 As of December 31, 2011 outstanding and exercisable options had no intrinsic value, in the aggregate. The intrinsic value of outstanding options approximates the intrinsic value of options expected to vest.

	Outstanding as of December 31, 2011			Exercisable as of December 31, 2011
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $2.39	124,670	1.4	$0.89	112,639	0.8	$0.75
$2.40 - $3.99	97,024	6.1	3.52	14,899	4.5	3.38
$4.00 - $7.99	489,468	4.6	5.22	231,800	3.2	4.80
$8.00-$10.33	684,490	4.6	9.78	351,074	4.1	9.70
$10.34 - $14.09	467,219	2.9	11.57	368,944	2.4	11.76
$14.10 - $17.99	1,000	0.6	14.10	1,000	0.6	14.10
$18.00 - $23.53	352,007	1.9	18.05	351,738	1.9	18.05
23.54	13,672	1.8	23.54	13,672	1.8	23.54
$23.55 - $36.00	132,200	2.1	32.72	132,200	2.1	32.72
	2,361,750	3.6	$11.06	1,577,966	2.6	$12.68

Of the stock options outstanding as of December 31, 2011, 2,323,524 options were held by employees and 38,226 options were held by members or former members of the Board of Directors. During the year ended December 31, 2011, proceeds received from the exercise of 90,178 options were $117. The intrinsic value of options exercised during December 31, 2011 was approximately $259.

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

Index to Form 10-K

	Year Ended
	December 31,
	2011	2010	2009
Risk-free interest rate	2.28%	2.03%	1.91%
Expected term of options, in years	4.5	4.6	4.6
Expected annual volatility	71%	70%	70%
Expected dividend yield	—%	—%	—%

The weighted average grant date fair value for option grants awarded during the year was $2.89, $5.50 and $3.66 for the years ended December 31, 2011, 2010 and 2009, respectively. Volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. Beginning in mid-2011, the Company determines volatility based on historical prices of its common stock over a period equal to the expected term of an award. Prior to mid-2011, the Company determined volatility based on an analysis of comparable public companies as it had limited history as a public company. The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. The Company uses the mid-life method for estimating expected term as it believes that the limited history as a public company does not provide predictive behavior on option exercises. Prior to mid-2011, the Company used the simplified method for estimating expected term as it did not have a sufficient history as a public company. The simplified method is based on vesting-tranches and the contractual life of each grant. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future. The Company estimates its forfeiture rate of unvested stock awards based on historical experience.

On November 6, 2009, the Company's board of directors approved the acceleration of the vesting of 192,053 service-based stock options with exercise prices equal to or greater than $14.10 for certain of its employees.  Restricted stock, stock options with vesting based on performance, and stock options held by executive officers and directors were not accelerated.  As a result of the acceleration, an aggregate of 192,053 unvested stock options with exercise prices ranging from $14.10 to $34.23 became immediately exercisable. The weighted average exercise price of the options that were accelerated was $23.85. The accelerated options would have vested from time to time through February 4, 2012. All other terms and conditions applicable to the accelerated stock option grants, including the exercise price, number of shares, and term, remain unchanged.  The incremental noncash stock based compensation expense recognized in the fourth quarter of 2009 as a result of the acceleration was $2,705.

A summary of the Company’s restricted stock award activity for the years ended December 31, 2011, 2010 and 2009 is presented below:

	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Shares	Per Share	Shares	Per Share	Shares	Per Share
Unvested at beginning of year	557,776	$8.91	496,589	$9.28	548,511	$10.80
Granted	263,417	4.25	285,505	9.78	164,505	7.17
Vested	(140,191)	12.55	(83,516)	13.89	(146,201)	12.01
Forfeited	(285,309)	8.31	(140,802)	9.03	(70,226)	10.04
Unvested at end of year	395,693	$4.95	557,776	$8.91	496,589	$9.28
During the year ended December 31, 2011, the Company granted 263,417 restricted stock awards. Of these awards, 5,500 shares were granted with performance conditions based on achieving an EBITDA target for the year ended December 31, 2011, with the remaining awards granted with service conditions. During the year ended December 31, 2010, the Company granted 285,505 restricted stock awards. Of these awards, 6,833 shares were granted with performance conditions based on achieving an EBITDA target for the year ended December 31, 2010, with the remaining awards granted with service conditions. During the year ended December 31, 2009, the Company granted 164,505 restricted stock awards. Of these awards, 8,667 shares were granted with performance conditions based on achieving an EBITDA target for the year ended December 31, 2009, with the remaining awards granted with service conditions.

Index to Form 10-K

For awards with service conditions, including graded vesting if such award is granted to an employee, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period for the entire award. For awards with performance conditions, the Company recognizes stock-based compensation expense over the performance period based on assessed probability of performance achievement. For awards with market conditions, the Company recognizes stock-based compensation over the derived service period. The weighted average period in which the Company expects to recognize the compensation expense for unvested awards is 1.6 years. The remaining amount of $4,471 to be recognized as compensation expense for unvested awards as of December 31, 2011 is presented below.

Year Ended December 31,
2012	$2,365
2013	1,548
2014	505
2015	53
2016	—
Thereafter	—

Mr. Robert M. Chiste retired from the Company as Chairman of the Board of Directors, President and Chief Executive Officer, effective June 19, 2009, and resigned from the Company's Board, effective June 20, 2009. In connection with his retirement, Mr. Chiste and the Company entered into a retirement agreement dated July 17, 2009, pursuant to which, related to equity awards, all unvested options held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full and remain exercisable for the lesser of their remaining terms or until March 31, 2013 and all restricted stock grants and any other equity-based awards held by Mr. Chiste as of June 19, 2009 vest and became exercisable in full. As a result, the Company recorded an expense of $2,786 in non-cash stock-based compensation expense during the third quarter of 2009.

15.     Segment Information

As of December 31, 2011, the Company had two reportable segments: the Residential Business segment and the C&I Business segment. Management has three primary measures of segment performance: revenue, gross profit and operating income. The Company does not allocate assets and liabilities to its operating segments. All inter-operating segment revenues were eliminated in consolidation. For the year ended December 31, 2011, substantially all of our revenues were generated with domestic customers. Prior to December 31, 2010, the Company reported the results of operations in three segments: the Utility Products & Services segment, the Residential Business segment and the C&I Business segment. Beginning for the year ended December 31, 2010, the former Utility Products & Services segment is presented as part of the Residential Business segment. The results of the Energy Efficiency programs were previously reported in the Residential Business segment. Beginning for the year ended December 31, 2010, the Energy Efficiency programs are reported as part of the C&I Business segment. Accordingly, the results of operations have been reclassified for the year ended December 31, 2009 to conform to the presentation for the years ended December 31, 2011 and 2010. The Company believes that this reporting structure more accurately represents the broader customer markets that it serves: residential, and commercial and industrial.

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

Index to Form 10-K

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

The following tables show operating results for each of the Company’s reportable segments:

	Year Ended		December 31, 2011
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$22,645	$—	$—	$22,645
Service	54,760	59,015	—	113,775
Total revenue	77,405	59,015	—	136,420
Cost of revenue
Product	17,611	—	—	17,611
Service	26,323	36,481	—	62,804
Total cost of revenue	43,934	36,481	—	80,415
Gross profit	33,471	22,534	—	56,005
Operating expenses
General and administrative expenses	14,394	4,962	21,644	41,000
Marketing and selling expenses	8,563	7,485	4,088	20,136
Research and development expenses	4,297	—	—	4,297
Amortization of intangible assets	—	633	12	645
Operating income (loss)	6,217	9,454	(25,744)	(10,073)
Interest and other expense (income), net	22	(7)	2,665	2,680
Income (loss) before income taxes	$6,195	$9,461	$(28,409)	$(12,753)

	Year Ended		December 31, 2010
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$23,152	$—	$—	$23,152
Service	44,453	51,784	—	96,237
Total revenue	67,605	51,784	—	119,389
Cost of revenue
Product	17,662	—	—	17,662
Service	22,056	34,820	—	56,876
Total cost of revenue	39,718	34,820	—	74,538
Gross profit	27,887	16,964	—	44,851
Operating expenses
General and administrative expenses	16,843	4,842	17,677	39,362
Marketing and selling expenses	6,831	7,659	3,541	18,031
Research and development expenses	6,279	—	—	6,279
Amortization of intangible assets	—	2,128	16	2,144
Impairment charges	—	9,871	—	9,871
Operating loss	(2,066)	(7,536)	(21,234)	(30,836)
Interest and other expense (income), net	(12)	(5)	871	854
Loss before income taxes	$(2,054)	$(7,531)	$(22,105)	$(31,690)

Index to Form 10-K

	Year Ended		December 31, 2009
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$20,732	$—	$—	$20,732
Service	39,764	38,348	—	78,112
Total revenue	60,496	38,348	—	98,844
Cost of revenue
Product	12,912	—	—	12,912
Service	25,569	27,167	—	52,736
Total cost of revenue	38,481	27,167	—	65,648
Gross profit	22,015	11,181	—	33,196
Operating expenses
General and administrative expenses	13,274	5,894	18,613	37,781
Marketing and selling expenses	8,874	5,966	2,897	17,737
Research and development expenses	4,878	—	—	4,878
Amortization of intangible assets	—	2,191	18	2,209
Operating loss	(5,011)	(2,870)	(21,528)	(29,409)
Interest and other expense (income), net	1,657	(7)	388	2,038
Loss before income taxes	$(6,668)	$(2,863)	$(21,916)	$(31,447)

Index to Form 10-K

16.    Related Party Transactions

During the year ended December 31, 2009, Comverge and Tangent Energy Solutions, a privately-held company, have a non-exclusive referral agreement whereby the Company would provide demand response services to Tangent and its customers.  Mr. Scott Ungerer, a former director of the Company also serves on the board of directors of Tangent Energy Solutions and is the managing director of EnerTech Capital Funds, a beneficial owner of Comverge common stock.  EnerTech currently is a majority owner of Tangent Energy Solutions.  Mr. Ungerer resigned from the Company's board of directors on February 27, 2012.
No material services were provided and no payments were made under the agreement during the years ended December 31, 2011, 2010 and 2009.

17.    Quarterly Financial Information (Unaudited)
The following table illustrates selected unaudited consolidated quarterly statement of operations data for the years ended December 31, 2011 and 2010. In the Company's opinion, this unaudited information has been prepared on substantially the same basis as the consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited consolidated quarterly data. The unaudited consolidated quarterly data should be read together with the audited consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. The results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended in 2011
	March 31	June 30	September 30	December 31
Revenue
Product	$4,691	$7,663	$5,414	$4,877
Service	13,934	24,792	43,189	31,860
Total revenue	18,625	32,455	48,603	36,737
Cost of revenue
Product	3,462	6,355	4,397	3,397
Service	7,396	14,759	27,612	13,037
Total cost of revenue	10,858	21,114	32,009	16,434
Gross profit	7,767	11,341	16,594	20,303
Operating expenses
General and administrative expenses	10,234	11,159	10,410	9,197
Marketing and selling expenses	5,089	5,199	5,107	4,741
Research and development expenses	1,049	1,052	1,216	980
Amortization of intangible assets	237	236	106	66
Operating income (loss)	(8,842)	(6,305)	(245)	5,319
Interest and other expense, net	929	723	612	416
Income (loss) before income taxes	(9,771)	(7,028)	(857)	4,903
Provision for income taxes	15	18	18	21
Net income (loss)	$(9,786)	$(7,046)	$(875)	$4,882

Net income (loss) per share (basic)	$(0.39)	$(0.28)	$(0.04)	$0.20

Net income (loss) per share (diluted)	$(0.39)	$(0.28)	$(0.04)	$0.18

Index to Form 10-K

	Quarter Ended in 2010
	March 31	June 30	September 30	December 31
Revenue
Product	$5,461	$5,294	$5,798	$6,599
Service	7,920	11,753	45,937	30,627
Total revenue	13,381	17,047	51,735	37,226
Cost of revenue
Product	3,624	4,382	4,588	5,068
Service	5,042	7,308	30,928	13,598
Total cost of revenue	8,666	11,690	35,516	18,666
Gross profit	4,715	5,357	16,219	18,560
Operating expenses
General and administrative expenses	8,098	9,214	10,496	11,554
Marketing and selling expenses	4,778	4,066	4,634	4,553
Research and development expenses	1,365	1,543	1,664	1,707
Amortization of intangible assets	536	536	536	536
Impairment charges	—	—	—	9,871
Operating loss	(10,062)	(10,002)	(1,111)	(9,661)
Interest and other expense, net	62	291	214	287
Loss before income taxes	(10,124)	(10,293)	(1,325)	(9,948)
Provision (benefit) for income taxes	60	55	55	(509)
Net loss	$(10,184)	$(10,348)	$(1,380)	$(9,439)

Net loss per share (basic and diluted)	$(0.41)	$(0.42)	$(0.06)	$(0.38)

Net loss for the fourth quarter of 2010 included non-recurring impairment charges of $9,260, net of tax benefit. Refer to Note 7 for further discussion.

Index to Form 10-K

		Additions	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
Deducted from asset accounts
Year ended December 31, 2009
Allowance for doubtful accounts	494	66	—	(191)	369
Allowance for inventory obsolescence	198	(10)	—	—	188
Valuation allowance on net deferred tax assets	31,864	—	11,551	—	43,415
Total	32,556	56	11,551	(191)	43,972

Deducted from asset accounts
Year ended December 31, 2010
Allowance for doubtful accounts	369	210	1,142	—	1,721
Allowance for inventory obsolescence	188	316	—	(38)	466
Valuation allowance on net deferred tax assets	43,415	—	10,111	—	53,526
Total	43,972	526	11,253	(38)	55,713

Deducted from asset accounts
Year ended December 31, 2011
Allowance for doubtful accounts	1,721	(115)	—	(1,514)	92
Allowance for inventory obsolescence	466	652	—	(167)	951
Valuation allowance on net deferred tax assets	53,526	—	6,876	—	60,402
Total	55,713	537	6,876	(1,681)	61,445

Index to Form 10-K

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
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
For information with respect to our executive officers, see “Executive Officers of the Registrant” at the end of "Part I, Item 1 - Business" of this Annual Report on Form 10-K. Except for the information set forth in “Executive Officers of the Registrant” at the end of Part I, Item 1, the information required by this item is incorporated by reference to Comverge's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to Comverge's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to Comverge's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions and Director Independence
The information required by this item is incorporated by reference to Comverge's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to Comverge's Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Index to Form 10-K

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Shareholders' Equity and Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
Schedule II-Valuation and Qualifying Accounts

3.	Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Index to Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2012.

Comverge, Inc.

/s/R. Blake Young
R. Blake Young
Director, President and Chief Executive Officer

Power of Attorney
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Blake Young and David Mathieson, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/R. Blake Young	Director, President and Chief Executive Officer	March 15, 2012
R. Blake Young	(Principal Executive Officer)

/s/David Mathieson	Executive Vice President and Chief Financial Officer	March 15, 2012
David Mathieson	(Principal Financial and Accounting Officer)

/s/Nora Mead Brownell	Director	March 15, 2012
Nora Mead Brownell

/s/Alec G. Dreyer	Chairman of the Board	March 15, 2012
Alec G. Dreyer

/s/A. Laurence Jones	Director	March 15, 2012
A. Laurence Jones

/s/John T. McCarter	Director	March 15, 2012
John T. McCarter

/s/John S. Rego	Director	March 15, 2012
John S. Rego

/s/Joseph M. O'Donnell	Director	March 15, 2012
Joseph M. O'Donnell

Index to Form 10-K

		EXHIBITS	Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	File Date

2.1		Agreement and Plan of Merger by and among the Company, Comverge Eagle Inc., Enerwise Global Technologies, Inc. and Stockholder Representatives referenced therein, dated June 27, 2007	Current Report on Form 8-K (File No. 001-33399)	June 28, 2007

2.2		Equity Purchase Agreement by and among Comverge, Inc., Comverge Giants, Inc., and Keith and Lori Hartman, dated September 29, 2007	Current Report on Form 8-K (File No. 001-33399)	October 4, 2007

3.1		Fifth Amended & Restated Certificate of Incorporation of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007

3.2		Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	April 18, 2007

3.3		Amendment No. 1 to Second Amended & Restated Bylaws of the Company	Current Report on Form 8-K (File No. 001-33399)	January 4, 2008

4.1		Specimen Common Stock Certificate	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

4.2		Third Amended and Restated Investors' Rights Agreement, dated February 14, 2006, among the Company and the signatories thereto	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

4.3		Form of Indenture	Registration Statement on Form S-3 (File No. 333-161400)	August 17, 2009

4.4		Amended and Restated Registration Rights Agreement between the Company and certain Stockholders, dated October 16, 2007	Registration Statement on Form S-1 (File No. 333-146837)	October 22, 2007

10.1	†	Contract between the Company and PacifiCorp dated March 26, 2003, including Change Order Nos. 1, 2 and 3	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.2	†
Demand Response Capacity Agreement between the Company and San Diego Gas & Electric Company, dated October 6, 2003, including First Amendment, dated November 16, 2004 and Application Service Provider Agreement, dated June 15, 2005
			Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.3		Second Amendment to Demand Response Capacity Delivery Agreement between the Company and San Diego Gas & Electric Company, effective January 19, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	February 8, 2007

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	File Date

10.4	†	Restated Communicating Thermostat Co-Development and Supply Agreement between the Company and White-Rodgers Division of Emerson Electric Co., effective March 8, 2004.	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.5	&	Form of Stock Option Agreement under the Company's 2000 Stock Option Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.6	&	Form of Notice of Stock Option Grant under the Company's 2000 Stock Option Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.7	&	Form of Stock Issuance Agreement	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.8	&	Form of Non-qualified Stock Option Agreement under the Company's 2006 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.9	&	Form of Restricted Stock Grant Agreement under the Company's 2006 Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.10		Form of Indemnification Agreement	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

10.11
Loan and Security Agreement by and among the Company, Enerwise Global Technologies, Inc., Comverge Giants, Inc., Public Energy Solutions, LLC, Public Energy Solutions NY, LLC and Clean Power Markets, Inc. and Silicon Valley Bank, dated November 6, 2008
			Current Report on Form 8-K (File No. 001-33399)	November 12, 2008

10.12
Second Amendment to Loan and Security Agreement by and among the Company, Enerwise Global Technologies, Inc., Comverge Giants, LLC, Public Energy Solutions, LLC, Public Energy Solutions NY LLC, Alternative Energy Resources, Inc. and Clean Power Markets, Inc. and Silicon Valley Bank, dated February 5, 2010
			Current Report on Form 8-K (File No. 001-33399)	February 12, 2010

10.13		Fourth Amendment to Loan and Security Agreement by and among the Company and its wholly-owned subsidiaries and Silicon Valley Bank, dated November 23, 2010	Current Report on Form 8-K (File No. 001-33399)	November 29, 2010

10.14	†	Supply Agreement by and between the Company and Telco Solutions III, LLC, effective September 27, 2004	Registration Statement on Form S-1 (File No. 333-137813)	October 5, 2006

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	File Date

10.15	†	Demand Response Capacity Delivery Agreement between the Company and Public Service Company of New Mexico, dated January 31, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	April 5, 2007

10.16	†	Demand Response Purchase Agreement between the Company and Pacific Gas and Electric Company, dated February 25, 2007	Registration Statement on Form S-1/A (File No. 333-137813)	March 5, 2007

10.17	&	Amended and Restated Comverge, Inc. 2006 Long Term Incentive Plan, effective March 24, 2008	Definitive 14A Proxy Statement (File No. 001-33399)	April 7, 2008

10.18	†	Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-subsidiary of Comverge, dated February 6, 2008	Quarterly Report on Form 10-Q (File No. 001-33399)	May 13, 2008

10.19	†	Amendment to Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-subsidiary of the Company, dated October 30, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.20	†
Commercial and Industrial Load Management Agreement by and between Arizona Public Service Company and Alternative Energy Resources, Inc., a wholly-owned subsidiary of the Company, dated September 12, 2008
			Quarterly Report on Form 10-Q (File No. 001-33399)	November 12, 2008

10.21	†	Direct Load Control Solution Agreement by and between PEPCO Holdings, Inc. and the Company, dated January 21, 2009	Annual Report on Form 10-K/A (File No. 001-33399)	November 10, 2009

10.22	&	Retirement Agreement by and between Robert M. Chiste and the Company, dated July 17, 2009	Quarterly Report on Form 10-Q (File No. 001-33399)	August 6, 2009

10.23	&	Executive Employment Agreement, Michael Picchi, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.24	&	First Amendment to Executive Employment Agreement, Michael Picchi, effective September 1, 2010.	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

10.25	&	Executive Employment Agreement, Edward Myszka, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.26	&	First Amendment to Executive Employment Agreement, Edward Myszka, effective September 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	File Date

10.27	&	Executive Employment Agreement, Matthew Smith, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.28	&	First Amendment to Executive Employment Agreement, Matthew Smith, effective September 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

10.29	&	Executive Employment Agreement, Arthur Vos, dated September 29, 2009	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.30	&	First Amendment to Executive Employment Agreement, Arthur Vos, effective September 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	November 8, 2010

10.31	&	Executive Employment Agreement, R. Blake Young, dated February 18, 2010	Annual Report on Form 10-K (File No. 001-33399)	March 8, 2010

10.32	&	Executive Employment Agreement, Christopher Camino, dated June 14, 2010, including First Amendment, dated May 24, 2010 and Second Amendment, dated June 10, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.33	&	Executive Employment Agreement, Steven Moffitt, dated July 1, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.34	&	Executive Employment Agreement, David Mathieson, dated May 31, 2011.	Quarterly Report on Form 10-Q (File No. 001-33399)	August 8, 2011

10.35	†	Joint Venture Master Agreement by and between the Company and Projects International, Inc., dated June 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.36		Trademark License Agreement by and between the Company and Projects International, Inc., dated June 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.37		Warrant Agreement by and between the Company and Projects International, Inc., dated June 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33399)	July 30, 2010

10.38	†	Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective April 15, 2009	Quarterly Report on Form 10-Q (File 001-33399)	November 8, 2010

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	File Date

10.39	†	Amendment No. 1 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective August 18, 2009	Quarterly Report on Form 10-Q (File 001-33399)	November 8, 2010

10.40	†	Amendment No. 2 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective January 20, 2010	Quarterly Report on Form 10-Q (File 001-33399)	November 8, 2010

10.41	†	Amendment No. 3 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective June 18, 2010	Quarterly Report on Form 10-Q (File 001-33399)	November 8, 2010

10.42	†	Amendment No. 4 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective July 1, 2010	Quarterly Report on Form 10-Q (File 001-33399)	November 8, 2010

10.43	†	Amendment No. 5 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective July 27, 2010	Quarterly Report on Form 10-Q (File 001-33399)	November 8, 2010

10.44	†	Amendment No. 6 to Professional Services Agreement by and between the Company and TXU Energy Retail Company LLC, effective October 14, 2010	Annual Report on Form 10-K (File No. 001-33399)	March 9, 2011

10.45	†
Amendment No. 2 to Demand Side Management Agreement by and between Consolidated Edison Company of New York, Inc. and Public Energy Solutions, LLC, a wholly-owned subsidiary of the Company, dated November 22, 2010
			Annual Report on Form 10-K (File No. 001-33399)	March 9, 2011

10.46	†	Loan and Security Agreement by and among the Company, its subsidiaries and Partners for Growth II, LP, dated November 5, 2010 (as assigned to Grace Bay Holdings II, LLC)	Annual Report on Form 10-K (File No. 001-33399)	March 9, 2011

10.47		Modification No. 1 to Loan and Security Agreement by and among the Company, its subsidiaries and Partners for Growth II, LP, dated March 31, 2011 (as assigned to Grace Bay Holdings II, LLC)	Quarterly Report on Form 10-Q (File No. 001-33399)	May 5, 2011

10.48		Amended and Restated Executive Employment Agreement, Michael D. Picchi, dated March 7, 2011	Quarterly Report on Form 10-Q (File No. 001-33399)	May 5, 2011
10.49	† *	Eskom Professional Services Contract For Demand Response Aggregation Pilot Programme, by and among the Company, its subsidiary and Eskom, dated December 20, 2011

10.50	* &	Executive Employment Agreement, Gregory Allarding, dated October 28, 2011

10.51	* &	Executed Severance Agreement and General Release, Christopher Camino dated October 4, 2011

10.52	* &	Executed Severance Agreement and General Release, Edward J. Myszka dated October 14, 2011

21.1	*	List of subsidiaries of the Company

Index to Form 10-K

Incorporated by reference herein
Exhibit Number	Symbol	Description	Form	File Date

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Powers of Attorney (incorporated by reference to the signature page of the Annual Report on Form 10-K)

31.1	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	‡	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	‡	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
______________________________________________

&	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.