Form 10-K/A
period 2011-12-31
COMVERGE, INC.
filed 2012-04-30
CIK 1372664

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant on June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, was $71,680,326 (based on the closing sales price of the Registrant’s common stock on the Nasdaq Global Market on such date).

At April 27, 2012, there were 27,532,721 shares of the Registrant’s common stock outstanding.

Comverge, Inc.

EXPLANATORY NOTE

Comverge, Inc. (“we,” “us,” “our,” “Comverge” or “Company”) is hereby amending its Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Report”), to include the information required by Part III Items 10, 11, 12, 13 and 14 that was previously noted as being incorporated by reference to the information anticipated to be provided in the Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders and omitted from the Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year. In light of the definitive merger agreement dated March 26, 2012, among the Company, Peak Holding Corp. and Peak Merger Corp., the 2012 Annual Meeting of Stockholders has been postponed and, as a result, the Company is amending the Form 10-K to provide the disclosures required in Part III because the Company no longer intends to file its definitive proxy statement within 120 days after the end of the fiscal year ended December 31, 2011. We are also amending Part IV Item 15 of the Report solely to add as exhibits certain new certifications required to be filed with this Amendment No. 1 to the Report.

Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, respectively, no other information included in the Report is changed by this Amendment No. 1.

This Amendment No. 1 to the Report should be read in conjunction with the Form 10-K and the Company’s other filings made with the U.S. Securities and Exchange Commission. This Amendment No. 1 to the Report continues to speak as of the date of the Report, and except as expressly set forth herein we have not updated the disclosures contained in this Amendment No. 1 to the Report to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this Amendment No. 1 to the Report is not a representation that any statements contained in items of the Report other than that information being amended are true or complete as of any date subsequent to the date of the Report.

Part III

Item 10	Directors and Executive Officers of the Registrant

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company as of April 30, 2012 are as follows:

Name	Age	Position
Alec G. Dreyer	54	Independent Director
David R. Kuzma	66	Independent Director
James J. Moore, Jr.	53	Independent Director
Rudolf J. Hoefling	69	Independent Director
John T. McCarter	60	Independent Director
R. Blake Young	53	Director, President and CEO
Joseph O’Donnell	66	Independent Director
Nora Mead Brownell	63	Independent Director
A. Laurence Jones	59	Independent Director
John S. Rego	50	Independent Director
David Mathieson	57	Executive Vice President and CFO
Stephen Moffitt	46	Chief Operating Officer
Teresa Naylor	49	Senior Vice President - Human Resources
Matthew H. Smith	37	Senior Vice President, General Counsel and Secretary
Arthur Vos IV1	37	Senior Vice President of Utility Sales and CTO
Greg Allarding	47	Senior Vice President of Operations
David Ellis	44	Managing Director – Comverge International
George Hunt	53	Senior Vice President of C&I Sales
John Rossi	62	Senior Vice President of Corporate Strategy
Kyle Wiggins	30	Vice President and Corporate Controller
Jason Cigarran	41	Vice President, Marketing and Investor Relations

[1]

On April 7, 2012, Mr. Vos submitted his resignation as the Senior Vice President of Utility Sales and Chief Technology Officer of the Company. Mr. Vos will remain employed by the Company until May 14, 2012. On April 30, 2012, the Company announced Mr. Brent Dreher joined the Company as Senior Vice President, Utility Sales, replacing Mr. Vos. Upon joining the Company, effective May 1, 2012, Mr. Dreher will become an executive officer of the Company.

EXECUTIVE OFFICERS

Our executive officers as of April 30, 2012 are as follows:

R. Blake Young, 53, became our President and Chief Executive Officer in February 2010 and has served as a member of the Comverge Board of Directors since August 2006. Prior to his appointment as President and Chief Executive Officer, Mr. Young was the founder and Managing Partner of Cap2ity Consulting Group, a business, technology and management consulting group from June 2009 to February 2010. Previously, he served as Senior Vice President, Global IT & Technology for BG Group, a global energy company based in London from January 2007 to June 2009. Prior to that, Mr. Young held various senior management positions with Dynegy Inc., including Executive Vice President and Chief Administrative Officer as well as Executive Vice President & President of Global Technology from 1998 to 2005. He also served as President of Illinois Power Company, Dynegy’s electric and gas transmission and distribution company. Prior to his eight years at Dynegy, Mr. Young served as Chief Information Officer of the US Grocery Division of Campbell Soup Company. Before that, Mr. Young had a 14-year career with Tenneco Energy, an integrated natural gas transporter and marketer, where he served in a number of senior administrative and commercial management positions, including Chief Information Officer and Executive Director of national accounts. Mr. Young received a Bachelor of Science degree from Louisiana State University.

David Mathieson, 57, has served as our Executive Vice President and Chief Financial Officer since May 2011. Prior to joining our company, Mr. Mathieson was Senior Vice President and Chief Financial Officer of RSC Holdings, Inc., a rental equipment provider servicing the industrial, maintenance and non-residential construction markets, from January 2008 to May 2010. In addition, Mr. Mathieson served as Senior Vice President and Chief Financial Officer of The Brady Corporation, a global manufacturer and marketer of complete identification solutions, from December 2003 to December 2007. Before joining The Brady Corporation, Mr. Mathieson spent more than 20 years in various leadership roles at Honeywell, Inc., and his final position was as Vice President and Chief Financial Officer of Honeywell Europe, Middle East and Africa in 2001.

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

Arthur Vos IV, 37, has served as our Senior Vice President of Utility Sales and Chief Technology Officer since October 2011. Prior to that, Mr. Vos serviced as our Senior Vice President of Product Management and Alliances since November 2009. From September 2007 to November 2009, he served as our Vice President, Marketing and Strategy. Mr. Vos was also named Vice President, Marketing, Products and Strategy in 2004. On April 7, 2012, Mr. Vos submitted his resignation as the Senior Vice President of Utility Sales and Chief Technology Officer of the Company. Mr. Vos will remain employed by the Company until May 14, 2 012.

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

David Ellis, 44, has over twenty years experience in energy and energy infrastructure management. He has been with the Company since its 2007 acquisition of its wholly-owned subsidiary, Enerwise Global Technologies, Inc. (“Enerwise”) where he was a part of the executive management team in his role as Senior Vice President of Business Development. Mr. Ellis currently leads expansion into international markets for the Company, working with governmental, regulatory, and utility interests around the world. In addition to his role at the Company, he is President of Enerwise’s wholly owned subsidiary, Clean Power Markets, Inc., which develops and administers renewable portfolio standards in US compliance markets. Mr. Ellis has a very diverse background in regulatory and public policy, energy management, power engineering, software & hardware technology development, and information technology systems associated with the energy service industry. As former Vice President of Technology, he was responsible for the development and oversight of the patented Enerwise Energy Manager and Virtual Energy Manager Internet based software platforms and related power metering technologies. Mr. Ellis holds a Master’s degree in Business Administration (MBA) from Eastern College and a Bachelor of Science degree in Electrical Engineering Technology from Penn State University.

George Hunt, 57, has worked in the energy industry for more than 29 years. Directly or supervising personnel, George has implemented demand side strategies such as combined heating power studies, performance contracts, energy conservation projects, load shedding utilizing existing building automation systems, special energy contracts utilizing capacity and energy resources, operating generators for peak shaving, and working with customers to optimize their operations. Mr. Hunt directly supervises the account analysts, energy engineers and digital system analysts. Mr. Hunt is a graduate of Spring Garden College with a B.Sc. in Civil Engineering.

John Rossi, 62, has held a number of senior management positions in his 15 years with the Company. His current role with the Company is Senior Vice President of Corporate Strategy. In addition, he has been instrumental in supporting Comverge’s International expansion. Prior to joining the Company, Mr. Rossi spent 25 years at Bell Laboratories, the research and development arm of AT&T and later Lucent Technologies. At Bell Laboratories, Mr. Rossi held a number of engineering and management positions, including heading the Electronics and Photonics Development Department. His development work centered on digital signal processing and fiber optical communications. Mr. Rossi later co-founded and acted as Technical Director for the Lucent Utilities Solutions business unit. This unit focused on a number of R&D projects for the utility industry, including automated feeder fault detection and energy data communication initiatives. In 1997, he co-founded Comverge, Inc. He holds seven patents on utility-related technologies. Mr. Rossi received a B.S. and M.S. degrees in electrical engineering from the University of Detroit.

Kyle Wiggins, 30, has served as our Vice President and Corporate Controller since October 2011. Prior to that, Mr. Wiggins served as Assistant Controller of the Company from April 2008 to September 2011. Prior to joining the Company, Mr. Wiggins was a member of the audit services group of KPMG, LLP. As Vice President and Corporate Controller, Mr. Wiggins is responsible for the Company’s financial reporting and internal controls. Mr. Wiggins is a certified public accountant and earned his Bachelor’s and Master’s degrees in accounting from the University of Georgia.

Jason Cigarran, 41, is the Vice President, Marketing and Investor Relations for the Company. Prior to joining the Company, Mr. Cigarran was the Vice President, Investor Relations for Eclipsys Corporation, a healthcare information technology company. Prior to joining Eclipsys, he ran marketing programs for PCi Corporation, a division of Wolters Kluwer Financial Services. Mr. Cigarran has more than 18 years’ marketing and communication experience in the information technology (IT) industry.

BOARD OF DIRECTORS AND COMMITTEES

OUR DIRECTORS

The business of the Company is managed under the direction of its ten-member Board. The Board is divided into three classes and, generally, one class is elected each year for a three-year term, as indicated in the table below.

Name	Age	Class	Position
Alec G. Dreyer	54	I	Independent Director
David R. Kuzma	66	I	Independent Director
James J. Moore, Jr.	53	I	Independent Director
Rudolf J. Hoefling	69	II	Independent Director
John T. McCarter	60	II	Independent Director
R. Blake Young	53	II	Director, President and CEO
Joseph O’Donnell	66	II	Independent Director
Nora Mead Brownell	63	III	Independent Director
A. Laurence Jones	59	III	Independent Director
John S. Rego	50	III	Independent Director

Mr. Alec G. Dreyer, 54, became a member of our Board of Directors in January 2008 and serves as the Chairman of the Board and lead director. Mr. Dreyer also serves on the Audit, Compensation and Strategy Committees of the Board. Mr. Dreyer most recently served as Chief Executive Officer of the Port of Houston Authority in Houston, Texas from October 2009 to January 2012. Mr. Dreyer also previously served as the Chief Executive Officer and a director of Horizon Wind Energy, LLC, a wind energy developer, from September 2005 to July 2007, when Horizon was sold to Energias de Portugal, S.A., a major Portuguese utility. From February 2000 to September 2005, Mr. Dreyer served as an Executive Vice President of publicly traded Dynegy, Inc. and President of Dynegy Generation, a division of Dynegy Inc. Prior to February 2000 Mr. Dreyer was President of Illinova Generating Company, and a Senior Vice President of Illinois Power Company. Before starting his career at Illinova, Mr. Dreyer was a Senior Manager in the Accounting and Auditing Services division of PriceWaterhouse in St. Louis. In November 2009, Mr. Dreyer resigned from the board of directors of publicly traded EcoSecurities Group PLC, which is in the business of sourcing, developing and trading carbon credits. Mr. Dreyer had been a non-executive director of EcoSecurities’ board since February 2008, and had served on the audit committee and as Chair of the remuneration committee of EcoSecurities’ board of directors. Mr. Dreyer received a B.A. from the University of Illinois and an M.B.A. from Washington University in St. Louis.

Mr. Joseph O’Donnell, 66, became a member of our Board of Directors in October 2009 and currently serves as the chair of our Nominating and Corporate Governance Committee since October 2010. Mr. O’Donnell previously served as chairman of our Compensation Committee from October 2009 to October 2010. Mr. O’Donnell is currently retired and most recently served as Chief Executive Officer of Inmar, Inc., a leading provider of technology-driven logistics and supply chain software and services. Prior to his tenure with Inmar, Mr. O’Donnell was Chairman and Chief Executive Officer of Artesyn Technologies for 12 years. Mr. O’Donnell currently serves on the boards of Comverse Technology and the University of Tennessee, College of Business. Mr. O’Donnell received his Bachelor of Science and MBA degrees from the University of Tennessee.

Mr. John T. McCarter, 60, became a member of our Board of Directors in October 2010 and serves on the Compensation, Nominating and Corporate Governance and Strategy Committees of the Board. Mr. McCarter retired in 2004 from General Electric (GE) after more than thirty years and serving in corporate officer roles in GE’s Energy business and its corporate region management. In his final position with GE, Mr. McCarter was responsible for consolidating and directing European commercial activities across the portfolio of GE’s business units dealing with electrical energy production and management, as well as the oil and gas energy industry, from 2001 to 2003. During his tenure with GE, from 1996 to 2001, Mr. McCarter also served as President and CEO of GE-Latin America, where he was responsible for growing and restructuring the spectrum of GE’s business lines in South and Central America, as well as the Caribbean. In addition, Mr. McCarter held general manager positions for GE’s Power Systems’ operations in Latin America, North America Sales and Global Customer Service from 1987 to 1996. Following graduation from NC State University with a Bachelor of Science degree in nuclear engineering, Mr. McCarter joined GE on its Technical Marketing Program. Mr. McCarter currently serves on NC State’s Board of Visitors and is also a member of the Inter-American Dialogue, a Washington-based think tank.

Mr. R. Blake Young, 53, became our President and Chief Executive Officer when he was appointed in February 2010 and has served as a member of the Comverge Board of Directors since August 2006. Prior to his appointment, Mr. Young was the founder and Managing Partner of Cap2ity Consulting Group, a business, technology and management consulting group from June 2009 to February 2010. Previously, he served as Senior Vice President, Global IT & Technology for BG Group, a global energy company based in London from January 2007 to June 2009. Prior to that, Mr. Young held various senior management positions with Dynegy Inc., including Executive Vice President and Chief Administrative Officer as well as Executive Vice President & President of Global Technology from 1998 to 2005. He also served as President of Illinois Power Company, Dynegy’s electric and gas transmission and distribution company. Prior to his eight years at Dynegy, Mr. Young served as Chief Information Officer of the US Grocery Division of Campbell Soup Company. Before that, Mr. Young had a 14-year career with Tenneco Energy, an integrated natural gas transporter and marketer, where he served in a number of senior administrative and commercial management positions, including Chief Information Officer and Executive Director of national accounts. Mr. Young received a Bachelor of Science degree from Louisiana State University.

Ms. Nora Mead Brownell, 63, became a member of our Board of Directors in December 2006 and currently serves as chair of our Nominating and Corporate Governance and Regulatory Committees. Ms. Brownell also served as Chairman of the Compensation Committee in fiscal 2011. In 2009, Ms. Brownell co-founded ESPY Energy Solutions, LLC, a woman-owned business providing consulting services. In May 2001, Ms. Brownell was confirmed as Commissioner of the Federal Energy Regulatory Commission where she served until the expiration of her term in June 2006. During her time as Commissioner, Ms. Brownell was an advocate for the development of regional transmission organizations, markets for wholesale power and national energy infrastructure development. After leaving the Federal Energy Regulatory Commission, Ms. Brownell started BC Strategies, a consulting firm. Prior to her time as Commissioner, she served as a member of the Pennsylvania Public Utility Commission where she took an active role in the rollout of electric choice in Pennsylvania, helped to establish a framework for one of the most successful retail electric markets in the country and worked towards a public policy to develop a robust competitive telecommunications market in the state. Ms. Brownell is the former President of the National Association of Regulatory Utility Commissioners. Ms. Brownell is currently a member of the board of directors of Oncor Holdings Corp., Spectra Energy Partners, Tangent Energy Solutions, and the Board of National Grid, and has also served on the board of the Times Publishing Company. Ms. Brownell also serves on the advisory boards of New World Capital and Starwood Energy Fund. Ms. Brownell attended Syracuse University.

Mr. A. Laurence (Larry) Jones, 59, became a member of our Board of Directors in October 2009 and serves on our Audit and Compensation Committees, as well as Chair of our Strategy Committee. Mr. Jones is the former Chief

Executive Officer and a member of the board of directors of StarTek, Inc. (NYSE: SRT), a provider of outsourced call center and customer support services for the communications industry with over 9,000 employees in the United States, Canada and the Philippines. From 2004 to 2006, Mr. Jones was Chief Executive Officer and President of Activant Solutions, a vertical market ERP software company which was sold to Hellman and Freidman, a private equity firm, in May 2006. Prior to that, Mr. Jones was chairman of WebClients, an internet marketing firm from 2004 to 2005, and also served as chairman and chief executive officer of Interelate, Inc., a CRM services firm from 2002 to 2004. In addition, Mr. Jones served as President and Chief Executive Officer of MessageMedia (NASDAQ: MESG), an email marketing firm from 1999 to 2002. Mr. Jones also served as Chief Executive Officer of Neodata Services, Inc. from 1993 to 1998, was founding chief executive officer of GovPX from 1992 to 1993, as Senior Vice President at Automatic Data Processing from 1987 to 1992 and spent the first 10 years of his career at Wang Laboratories from 1977 to 1987. Mr. Jones is currently chairman of the executive committee of the Deming Center entrepreneurial program at the Leeds School of Business at the University of Colorado and has served in various capacities since 2002. He also serves on the board of directors at the Boulder Innovation Center, which provides start-up professional services, funding and networking for local entrepreneurs. Over the past 10 years, Mr. Jones has served as a director of numerous public and private companies, including Work Options Group, Exabyte, Activant Solutions, Realm Solutions, SARCOM, WebClients, DIMAC and Fulcrum Analytics. Mr. Jones graduated from Worcester Polytechnic Institute with a degree in computer sciences in 1975, and earned his MBA from Boston University in 1980.

Mr. John S. Rego, 50, became a member of our Board of Directors in October 2010 and serves as Chairman of our Audit Committee. Since November 2011, Mr. Rego has been serving as the Chief Financial Officer of AppSense, Ltd. a U.K. based enterprise software company. From May 2010 through November 2011, Mr. Rego served as the Chief Financial Officer and Treasurer of Petra Solar, Inc., a New Jersey-based clean energy technology company that provides solar and smart grid solutions for utility, commercial and residential applications. Prior to that, Mr. Rego served as Executive Vice President, Chief Financial Officer and Treasurer of Vonage Holdings Corp. from July 2002 to March 2010. Prior to his tenure with Vonage, Mr. Rego also served as Vice President Finance-Business Operations with RCN Corporation from August 2001 to May 2002. Mr. Rego is currently a member of the American Institute of Certified Public Accountants and the New Jersey State Society of Certified Public Accountants. Mr. Rego received his Bachelor of Arts degree from Rutgers University and is a certified public accountant.

Mr. David R. Kuzma, 66, joined our Board on February 27, 2012, and serves as the Chairman of the Compensation Committee. Mr. Kuzma is the former President of Sempra Energy Resources and has been the Chief Financial Officer/Treasurer of three Fortune 500 companies. Sempra is a diversified energy company involved in electric generation, oil and gas drilling, pipelines and gas processing. Prior to his tenure at Sempra Energy, Mr. Kuzma was Chief Financial Officer and Treasurer of Enova Corporation, which is the parent company of San Diego Gas & Electric (SDG&E) and several other U.S.-based subsidiaries. Prior to that, he also served as the Chief Financial Officer and Senior Vice President at Florida Progress Corporation. Mr. Kuzma began his career as an auditor for Price Waterhouse and is a Certified Public Accountant. Mr. Kuzma received his Bachelor of Science in Accounting from Duquesne University and also earned a Masters of Business Administration from Duquesne University and is a retired Pennsylvania CPA.

Mr. Rudolf J. Hoefling, 69, joined our Board on February 27, 2012 and serves on the Audit and Nominating and Corporate Governance Committees. Mr. Hoefling is the founder of Globus LLC, an international consulting firm that provides solutions to clients operating in a broad cross-section of the energy industry. Mr. Hoefling also serves as a consultant for the Project Finance Group of WestLB AG, advising on the commercial and technical aspects of all domestic and international power generation projects. Prior to founding Globus LLC, Mr. Hoefling spent 20 years at Siemens, where he served as President of Siemens Power Ventures, Inc. from 1991 until his retirement in 1999, and served on the Board of Directors at Siemens Project Ventures GmbH in Germany. Since September 2004, Mr. Hoefling has also served as a member of the Board of Advisors for Greenwich Energy Investment. Mr. Hoefling received a degree as a diploma engineer from the Technical University Munich in 1968, and earned his MBA from Widener University in 1972.

Mr. James J. Moore, Jr., 53, joined our Board on February 27, 2012 and serves on the Nominating and Corporate Governance and Strategy Committees. Mr. Moore is currently the Chairman of Energy & Power investments at Diamond Castle LLC, a private equity investment firm. Prior to joining Diamond Castle in 2008, Mr. Moore was the

CEO of Catamount Energy Corporation. Catamount is a wind energy company and was a portfolio company of Diamond Castle before it was sold to Duke Energy in 2008. Prior to joining Catamount in 2001, Mr. Moore was the Chairman and CEO of American National Power (ANP), one of the largest independent power producers in the United States, and a member of the Board of Directors of International Power Plc, the parent company of ANP. Mr. Moore was one of the founders of ANP in 1986. Previously, he served in a variety of legal, business development and executive roles in the energy industry since 1982. Mr. Moore received his Bachelor of Arts from the College of the Holy Cross, and earned his J.D. from the University of Houston Law School.

Board Leadership Structure / Independent Oversight

With the appointment in February 2010 of R. Blake Young as President and Chief Executive Officer of the Company, the positions of CEO and Chairman of the Board have been separated. Mr. Alec Dreyer serves as Chairman of the Board and Lead Director. The Board believes that this structure encourages the free and open dialogue of competing views and provides for strong checks and balances. Additionally, Mr. Dreyer’s attention to Board and committee matters allows Mr. Young to focus more specifically on overseeing the Company’s day-to-day operations and activities, as well as strategic opportunities and planning. The Board also believes that one of the key elements of effective, independent oversight is that our independent directors meet in executive sessions on a regular basis without the presence of management. In fiscal year 2012, our Board, including its committees, collectively held 57 meetings and, as part of the agenda, the independent directors met in executive session with Mr. Dreyer, the Lead Director presiding at such meetings.

Committees of the Board

Our Board of Directors has three permanent committees: Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee. Our Board has affirmatively determined that all of the directors who serve, or previously served during 2012, on these committees are independent directors within the meaning of the applicable Nasdaq Global Market listing standards, SEC rules and relevant securities and other laws and regulations.

Audit Committee. The Audit Committee of our Board of Directors is currently composed of Messrs. Dreyer, Jones, Rego and Hoefling. Mr. Rego currently serves as Chairman of the Audit Committee. Our Board has determined that Messrs. Dreyer and Rego both qualify as audit committee financial experts under the current SEC regulations, and that the other members of our Audit Committee also satisfy the financial literacy and other requirements for audit committee members under the Listing Rules of the Nasdaq Global Market. The Audit Committee assists the Board in overseeing: (1) our accounting and financial reporting processes; (2) the audits of our financial statements; (3) our compliance with legal and regulatory requirements; (4) the qualifications and independence of our independent registered public accounting firm; and (5) the performance of our internal audit function and our independent registered public accounting firm. The Audit Committee’s charter further provides that the Audit Committee, among other things:

•	has sole authority to appoint, compensate, retain, evaluate and terminate our independent registered public accounting firm;

•	has sole authority to review and approve in advance all audit and permissible non-audit engagement fees, scope and terms with our independent registered public accounting firm;

•	review and approve all related party transactions between us and any executive officer or director;

•	will monitor the compliance of our officers, directors and employees with our code of business conduct and ethics; and

•

will establish and maintain procedures for (1) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and auditing matters and (2) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee, whose members also made up the Transaction Committee of the Board during fiscal year 2011, held 16 meetings during fiscal year 2011 and met in differing executive sessions with all non-employee directors and with our independent registered public accounting firm at each of its meetings. The written charter for the Audit Committee is available on our website at http://ir.comverge.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee of our Board of Directors is composed of and Messrs. Hoefling, McCarter and Moore, and Ms. Brownell, who serves as Chair of the Committee. The principal duties of the Nominating and Corporate Governance Committee are to:

•

recommend to our Board proposed nominees for election to the Board by the stockholders at annual meetings, including an annual review as to the re-nominations of incumbents and proposed nominees for election by the Board to fill vacancies that occur between stockholder meetings;

•	develop, in conjunction with executive management, and periodically report to our Board regarding succession plans for our chief executive officer and other officers; and

•	make recommendations to the Board regarding corporate governance matters and practices.

The Nominating and Corporate Governance Committee held five meetings during fiscal year 2011 and met in executive session with all non-employee directors at each of its meetings. The written charter for the Nominating and Corporate Governance Committee is available on our website at http://ir.comverge.com.

Compensation Committee. The Compensation Committee of our Board of Directors is composed of Messrs Jones, McCarter, Dreyer and Kuzma, who serves as the Chairman of the Committee. Pursuant to its charter, the Compensation Committee has the following responsibilities, among others:

•

to review and establish, at least annually, with the input of management, corporate goals, objectives, policies and philosophies for all compensation paid to our chief executive officer and other officers, for the defined performance period;

•	to determine and approve all compensation paid to the chief executive officer and other officers, including base salary, incentives, incentive plans and perquisites;

•

to establish the targets for performance-based compensation of the chief executive officer and other officers for the defined performance period and confirm whether such targets have been met for the completed performance period;

•

to report to our Board of Directors, based on input from the entire Board, on the performance of the chief executive officers and other officers in light of the corporate goals, objectives, policies and philosophies established with respect to compensation for the performance period and with respect to the overall management of the Company; and

•	to review and recommend to our Board of Directors compensation of non-employee directors, including committee chairpersons and members.

The Compensation Committee held twelve meetings during fiscal year 2011 and met in executive session with all non-employee directors at each of its meetings. The written charter for the Compensation Committee is available on our website at http://ir.comverge.com.

In addition, the Board also has three ad hoc committees: a Regulatory Committee; a Stockholder Communication/Investor Committee; and a Strategy Committee.

Regulatory Committee. Ms. Brownell currently chairs the Regulatory Committee whose purpose is to provide expertise and guidance to the Board and management on energy regulatory matters, including strategic planning in relation to regulatory filings, positions, and other federal, state, and local commission initiatives.

Stockholder Communication/Investor Committee. Mr. Jones currently chairs the Stockholder Communication/Investor Committee whose purpose is to act as a conduit between the Board and the Company’s stockholders.

Strategy Committee. The Strategy Committee was adopted by the Board on February 27, 2012 as part of a reconstituted ad hoc Transaction Committee. The current members of the Strategy Committee are Messrs Dreyer, McCarter, Moore and Jones who serves as Chairman of the Committee. The Committee has the power to examine all stockholder value-enhancing alternatives, including capital raising, acquisitions or dispositions, and sale of the Company. The Committee has the authority to take the following actions:

•

Engaging legal counsel of the Strategy Committee’s choice to advise the Strategy Committee concerning relevant legal issues, and otherwise to advise the Strategy Committee in discharging its duties and responsibilities, as contemplated by these resolutions;

•

Engaging financial advisors of the Strategy Committee’s choice to provide the Strategy Committee with financial and other business advice (including, without limitation, a customary fairness opinion if the Strategy Committee deems such to be advisable) in connection with its duties and responsibilities, as contemplated by these resolutions;

•

Engaging other independent professional advisors of the Strategy Committee’s choice as it deems necessary or appropriate in the exercise of its business judgment to assist it in connection with the fulfillment of its duties;

•	Entering into engagement letters, contracts and agreements with any or all of the foregoing advisors containing such terms as the Strategy Committee deems appropriate; and

•	Fulfilling and adhering to the Strategy Committee powers as set forth above.

The Nominating Process

Director Qualifications

The Nominating and Corporate Governance Committee of our Board of Directors, which is comprised entirely of independent directors, is responsible, in accordance with its charter, for establishing standards for members of the Board and overseeing the performance evaluation of the Board and its members. Based on these evaluations, the Nominating and Corporate Governance Committee recommends to the Board whether existing members should be nominated for new terms or replaced and whether more or fewer members are appropriate.

The Board, with the assistance of the Nominating and Corporate Governance Committee, establishes criteria for the selection of new members. The basic criteria are found in our Corporate Governance Guidelines under “Board Membership and Service,” located on our website at http://ir.comverge.com. These core competencies include individuals who:

•	have the business and/or professional knowledge and experience that will benefit Comverge, our business and the goals and interests of our stockholders,

•	are well regarded in the community, with a long-term reputation for honesty and integrity, have good common sense and judgment,

•	have a positive record of accomplishment in present and prior positions,

•	have an excellent reputation for preparation, attendance, participation, interest and initiative on other boards on which he or she may serve, and

•	have the time, energy, interest and willingness to become involved in Comverge and our future.

At any given time, in order to maintain a proper balance of expertise, individuals with particular skills may be favored over other candidates who lack such skills but otherwise possess a core competency.

In conjunction with the criteria set forth above, the following outlines the process for reviewing and evaluating incumbent directors:

1)	The Board is currently staggered, where Class I Directors are set for election in 2014 and every successive three years thereafter; the Class II Directors are set for election in 2012 and every successive three years thereafter, and Class III Directors are set for election in 2013 and every successive three years thereafter. The specific Class of incumbent Directors whose term is set to expire is the “Director(s) for Election”.

2)	Each Director shall complete an evaluation (the “Evaluation”), which shall utilize the metrics noted above and in the Corporate Governance Guidelines, for reviewing Directors for Election;

3)	Each Director shall send their completed Evaluation to the Company’s outside counsel for tabulation on the Director(s) for Election results;

4)	Outside counsel shall compile the information, prepare a short report, and report directly to the Chairman of the Committee (and to the Lead Director to the extent they are different individuals) the results of the evaluations. Where the Chairman and/or Lead Director is a Director for Election, the results shall be provided to the Class of Directors most recently elected to the Board;

5)	The Chairman of the Committee, or the Class of Directors most recently elected if the Chairman is a Director for Election, shall present the results and report to the entire Committee for the Committee to discuss before making a recommendation for nomination or expiration regarding the Director for Election to the Board; and,

6)	The Company’s Corporate Secretary shall circulate to the Directors the appropriate documentation and contact information prior to the meeting where such review shall occur.

In the case of new director candidates, the questions of independence and financial expertise will be important in determining what roles the candidate can perform. The Committee will determine whether the candidate meets the independence standards set forth in the Securities and Exchange Commission rules and regulations and the Nasdaq rules as well as the extent of the candidate’s experience in the areas of finance and accounting. Candidates will first be interviewed by the Committee. If approved by the Committee, candidates will then be interviewed by all other members of the Board. The full Board, with such interested directors recusing themselves as appropriate, will approve all final nominations after considering the recommendations of the Committee. The Chairman of the Board, acting on behalf of the other members of the Board, will extend the formal invitation to an approved candidate to stand for election to the Board. Qualified candidates for election to the Board will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

Director Skills and Experience

The Board seeks and is comprised of individuals whose backgrounds and experience complement those of other Board members. When considering whether the Board’s directors and nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the Board to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focused primarily on discussing relevant issues with the directors and nominees and the information discussed in each of the board members’ or nominees’ biographical information set forth in this Form 10-K/A. In particular, with regard to Ms. Brownell, the Board considered her extensive experience in the utility and energy industries and her expertise as a former commissioner of the Federal Energy Regulatory Commission. Similarly, with regard to Mr. Jones, the Board considered his 33 years of business experience including his significant experience as the president, chief executive officer and member of the Board of both private and public companies. With regard to Mr. Dreyer, the Board considered his background and expertise in the energy industry and his significant experience while serving on other public company boards, including on their audit committees. With respect to Mr. McCarter, the Board considered his more than 30 years with General Electric, most of which were involved with GE’s Power Systems or Energy Business and which included key corporate officer roles. With regard to Mr. Hoefling, the Board considered his background in advising on the commercial and technical aspects of all domestic and international power generation projects and his more than 20 experience in the energy space, including at Siemens. As for Mr. Rego, the Board considered his financial expertise as chief financial officer at both public and private companies and his financial and business acumen. Similarly, with regard to Mr. Moore, the Board considered his experience as Chairman of Energy & Power investments at Diamond Castle LLC, a private equity investment firm and as former chairman and CEO of American National Power (ANP), one of the largest independent power producers in the United States. With respect to Mr. Kuzma, the Board considered his position as former President of Sempra Energy Resources and as the Chief Financial Officer/Treasurer of three Fortune 500 companies. As for Mr. Young, who serves as our President and Chief Executive Officer, the Board considered his executive management experience with both energy and utility companies and his significant knowledge of our business and industry sector.

Diversity Considerations in Identifying Director Nominees

Although the Board does not have a specific policy with regard to the consideration of diversity in identifying director nominees, the Nominating and Corporate Governance Committee will consider, among other things, the benefits to Comverge of diversity of race, gender, ethnicity and national origin.

Board Vacancies

When there is an opening or anticipated opening for a director position, our Board members are asked to submit recommendations. Outside sources or third parties may be used to find potential candidates and to evaluate or assist in evaluating nominees brought to the attention of the Nominating and Corporate Governance Committee. Should we use the services of a third party, we would expect to pay a fee for such services. The Nominating and Corporate Governance Committee will also consider director candidates recommended by stockholders. Such candidates will be evaluated using the same criteria and standards described above. Any such recommendation must be sent in writing sufficiently in advance of the annual meeting to permit adequate review by the Nominating and Corporate Governance Committee. The recommendation should also provide the reasons supporting a candidate’s recommendation, the candidate’s qualifications, the candidate’s consent to being considered as a nominee and a way to contact the candidate to verify his or her interest and to gather further information, if necessary. In addition, the stockholder should submit information demonstrating the number of shares he or she owns.

Stockholders who wish to nominate an individual to the Board must follow the advance notice and other requirements of our Bylaws.

Meetings of the Board of Directors and Committees

During fiscal year 2011, our Board of Directors held 24 meetings due to the significant time and effort spent on recapitalizing the Company. In addition, as part of the Company’s recapitalization efforts, the Board’s three standing committees (Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee) and two ad hoc committees (Regulatory Committee and Transaction Committee), collectively held a total of 33 meetings as the Board sought to spread the work out amongst its committee membership. The Board met in executive session with all non-employee directors during multiple board meetings in 2011. Each director attended at least 75% of the meetings (held during the period that such director served) of the Board and the Committees on which such director served in fiscal year 2011. Directors are recommended to attend annual meetings of stockholders. All members of our Board, who were appointed at that time, also attended the last Annual Meeting of Stockholders.

Board Leadership Structure

The Company separates the roles of Chief Executive Officer and Chairman of the Board to align the Chairman role with our independent directors and to further enhance the independence of the Board from management. Our Chairman works closely with our Chief Executive Officer to set the agenda for meetings and to facilitate information flow between the Board and management.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

We believe that it is critically important that we maintain sound corporate governance policies and procedures, and we adopted our Corporate Governance Guidelines, as amended, in an effort to increase our focus on corporate governance matters and to enhance the effectiveness of our corporate governance processes. Our Board of Directors adopted these guidelines to ensure that the Board has the practices and procedures in place that are necessary to act on matters related to Comverge’s corporate governance. At its core level, the purpose of our focus on corporate governance, and the guidelines themselves, is to align the focus of our Board and management with the interests of our stockholders. The Corporate Governance Guidelines set forth, among other things, the practices and procedures that our Board and its committees follow with respect to board and committee qualification and composition, board and committee meetings, chief executive officer evaluation and succession planning and compensation of non-employee directors. A copy of our Corporate Governance Guidelines is available on the Investor Relations section of our website at http://ir.comverge.com.

Code of Ethics

We adopted a Code of Ethics that is applicable to our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer. The Code of Ethics is available on the Investor Relations section of our website at http://ir.comverge.com. If we make any amendments to our Code of Ethics other than technical, administrative, or their non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code of Ethics to our Chief Executive Officer, Chief Financial Officer or Principal Accounting Officer, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies, on the Investor Relations section of our website at http://ir.comverge.com or in a Current Report on Form 8-K filed with the SEC. There were no waivers of the Code of Ethics during 2011.

Code of Business Conduct and Ethics

We have also adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees of Comverge as required by the Nasdaq Listing Standards. The Code of Business Conduct and Ethics includes an enforcement mechanism, and any waivers for directors or executive officers must be approved by our Board and disclosed in a Current Report on Form 8-K within four days. The Code of Business Conduct and Ethics is available on the investor relations section of our website at http://ir.comverge.com. There were no waivers of the Code of Business Conduct and Ethics during 2011.

Oversight of Risk Management

Our Audit Committee and our Board of Directors monitor our enterprise risk management framework and regularly reviews our risk management methodologies, standards and tolerances. In addition, the Audit Committee oversees the Company’s major risk exposures, including financial risk and reviews the steps that management has taken to monitor and control such exposures. Our risk governance structure is also complemented by our Internal Audit department. Our internal auditor is an independent function that assesses the adequacy and effectiveness of our internal control systems, and also coordinates risk-based audits and compliance reviews to evaluate and address risk within specific areas of our business. At least quarterly, internal audit provides updates on risk assessment and risk management policies to the Audit Committee and/or Board of Directors.

Enterprise Risk Management. In addition, in fiscal year 2010, our Board of Directors approved an enterprise risk management program that includes a framework geared towards addressing the Company’s major risk exposures, including financial, operational, reporting and compliance risks. We are in the process of implementing the program on a company-wide basis, including identifying specific risk owners and identifying risk mitigation plans and due dates for completion. Our implementation process includes assessing, prioritizing, monitoring and reviewing each risk profile regularly for high risk exposures and periodically for low risk exposures.

Risk Management Related to Compensation Policies and Practices. We do not believe that our compensation policies and practices encourage excessive and unnecessary risk-taking. Furthermore, we believe that the level of risk that such policies and practices do encourage is not reasonably likely to have a material adverse effect on the Company. Our design of compensation policies and practices encourages employees to remain focused on both our short and long-term goals. In addition, our executives’ base salaries are fixed in amount and thus do not encourage risk-taking and our incentive eligibility and payments are tied to overall Company performance based on pre-established goals. In general, we have discretion to reduce incentive payments (or pay no incentive) based on individual performance and any other factors we may determine to be appropriate in the circumstances. Similarly, as with the compensation of our executive officers, a substantial portion of their compensation generally is delivered in the form of equity awards that help further align the interests of the Company and employees with those of our stockholders. Furthermore, while our cash incentive plans measure performance on an annual basis, our equity awards typically vest over a number of years, which the Company and Board of Directors believes encourages employees to focus on appreciating our stock price, thus limiting the potential value of excessive risk-taking. Our Compensation Committee also believes that the design of our annual cash and long-term equity incentives provides an effective and appropriate mix of incentives to help ensure the Company’s performance is focused on long-term stockholder value creation and does not encourage the taking of short-term risks at the expense of long-term results.

Stockholder Communications with the Board of Directors

Stockholders wishing to communicate with the Board of Directors should send any communication to the Secretary at our principal executive office. Any such communication must state the number of shares beneficially owned by the stockholder making the communication. The Secretary will forward such communication to the Chairman or to directors to whom the communication is directed, unless the Secretary determines that the communication does not relate to the business or affairs of the Company or the functioning or constitution of the Board or any of its committees, relates to routine or insignificant matters that do not warrant the attention of the Board, is an advertisement or other commercial solicitation or communication, is frivolous or offensive, or is otherwise not appropriate for delivery to directors. The director or directors who receive any such communication will have discretion to determine whether the subject matter of the communication should be brought to the attention of the full Board or one or more of its committees and whether any response to the person sending the communication is appropriate. Any such response will be made through the Secretary and only in accordance with our policies and procedures and applicable law and regulations relating to the disclosure of information.

COMPANY INFORMATION AVAILABLE ON WEBSITE

The Company has posted on its website, www.comverge.com, its (1) Code of Ethics; (2) Code of Business Conduct and Ethics, and (3) the Company’s charters for the Audit Committee, the Compensation Committee, and the Nominating and Governance Committee. In addition, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for directors and officers of the Company and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge at the SEC website at www.sec.gov. The Company’s website at http://www.comverge.com contains its filings with the SEC.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Since our initial public offering in April 2007, our compensation programs have been and continue to be designed to play a core role in maintaining our leadership position in the intelligent energy solutions markets we serve and enabling us to attract and retain employees by rewarding our employees for successful execution of our business strategies. Our goals are to expand the market for intelligent energy solutions and to further penetrate those markets, develop new distribution channels for our products, continue to be a leader in our sector and to generally grow our business and stockholder value, through attracting and retaining exceptional employees.

In 2011, we continued our evolution of streamlining the Company by focusing on integration and reorganization of our four main core competencies: (1) Development; (2) Sales; (3) Delivery and (4) Support. In addition, on May 31, 2011, we appointed Mr. David Mathieson as our Executive Vice President and Chief Financial Officer in charge of our Finance department. We also appointed Mr. Steven Moffitt as our Chief Operating Officer to lead our hardware and software development solutions and operations. In addition, in 2011, our Chief Technology Officer, Mr. Arthur Vos, was responsible for the development of our proprietary software, IntelliSource and was also appointed as our Senior Vice President of Utility Sales, responsible for running the utility sales team, sales positioning and key account strategy. On April 7, 2012, Mr. Vos submitted his resignation and will remain in the Company’s employ until May 14, 2012. Mr. Matthew Smith, Senior Vice President and General Counsel is in charge of our Legal and Regulatory support function.

For fiscal year 2011, our named executive officers were Mr. R. Blake Young, our President and Chief Executive Officer; Mr. David Mathieson, our Executive Vice President and Chief Financial Officer; Mr. Steven Moffitt, our Executive Vice President and Chief Operating Officer; Mr. Matthew Smith, our Senior Vice President and General Counsel and Mr. Arthur Vos, our Senior Vice President of Utility Sales and Chief Technology Officer. In addition, information is included for Mr. Michael Picchi, former Executive Vice President and Chief Financial Officer, and Mr. Christopher Camino, our former Executive Vice President of Sales and Chief Marketing Officer, both of whom served in such respective capacity during the fiscal year. Mr. Picchi served as our principal financial officer during fiscal year 2011 before he left the Company on July 13, 2011. Mr. Camino left the Company effective December 31, 2011, and would have been a named executive officer under the rules and regulations of the SEC but for the fact that he was not serving as an executive officer of the registrant at the end of fiscal year 2011. Mr. Vos tendered his resignation on April 7, 2012, and will remain employed by the Company until May 14, 2012.

Comparative Framework

We, with the assistance of our compensation consultant, Pearl Meyer & Partners LLC (“PM&P”) reviewed relevant market and industry practices at least annually in an attempt to design and offer compensation packages that are competitive with our competitors for talent. It is our goal to properly balance our need to compete for qualified individuals with our responsibility to maintain a reasonable cost structure with respect to compensation.

To compare our executive compensation program with market practices, in 2011, our Compensation Committee reviewed benchmarking data provided to them by PM&P, the Compensation Committee’s compensation consultant. PM&P derived the benchmarking data from the peer group, as described below, and from compensation surveys. As such, for fiscal year 2011, our peer group included five companies that normally directly compete against the Company and/or were of the same general revenue size as well as nine broader industry reference companies:

Direct Company Peer Group

• PowerSecure International, Inc.

• EnerNoc, Inc.

General Industry Peer Group

• ESCO Technologies, Inc.

• First Solar, Inc.

• EnergyConnect Group, Inc.

• Cooper Industries Plc

• Lime Energy Company

• Energy Conversion Devices, Inc.

• Echelon Corporation

• Evergreen Solar, Inc.

• Fuel Cell Energy, Inc.

• Orion Energy Systems, Inc.

• Itron, Inc.

• A123 Systems Inc.

During the fourth quarter of 2011, the Compensation Committee requested a review of the appropriateness of the Company’s peer group as a matter of normal course and in consideration of comments received from stockholder activists. In determining the new peer group, PM&P recommended, with input from our executive officers and our Board, a list of companies to the Compensation Committee. The companies selected in the new 2012 compensation peer group are generally comparable in size to the Company with respect to revenues, market capitalization, businesses and/or number of employees. For fiscal year 2012, our new peer group will again include five companies that normally directly compete against the Company and/or are of the same general revenue size, as well as six broader industry reference companies as follows:

Direct Company Peer Group

• PowerSecure International, Inc.

• EnerNoc, Inc.

• EnergyConnect Group, Inc.

• Digi International

• Lime Energy Company

General Industry Peer Group

• A123 Systems, Inc.

• ESCO Technologies, Inc.

• Energy Conversion Devices, Inc.

• Echelon Corporation

• Fuel Cell Energy, Inc.

• Orion Energy Systems, Inc.

The Committee reviews the peer group annually and adjusts it as needed to ensure the peer group continues to be aligned on a size and business model basis.

The Compensation Committee uses peer data and general industry data as a reference to help evaluate the competitiveness of our compensation structure and the reasonableness of each named executive officer’s compensation in relation to their peers and each other. In keeping with our current philosophy, the 2011 compensation strategy was to target base salary and incentive compensation at the 50th percentile of our peer group and to target long-term incentive compensation at the 75th percentile. This strategy is based on our goals of incentivizing the executive group to create stockholder value and to perform above median levels.

Corporate Governance Related to Compensation Matters

Compensation Committee Authority

For fiscal 2011, executive officer compensation was administered by the Compensation Committee composed of three independent members of our Board of Directors: Ms. Nora Mead Brownell and Messrs Alec Dreyer and John T. McCarter. Ms. Brownell served as Compensation Committee chairperson from November 2010 until February 27, 2012. Mr. McCarter was appointed to the Committee in October 2010 when he joined the Board. Mr. Dreyer was appointed to the Compensation Committee in January 2008 when he joined the Board. Ms. Brownell and Messrs McCarter and Dreyer served on the Compensation Committee for the entire 2011 calendar year and approved the 2011 compensation arrangements described in this Compensation Discussion and Analysis. Effective February 27, 2012, the Compensation Committee was reconstituted to consist of Messrs Kuzma, Dreyer, McCarter and Jones. Our Board of Directors appoints the Compensation Committee membership and delegates to the Compensation Committee the direct responsibility for, among other matters:

•	Approving in advance, the compensation and employment arrangements for our executive officers;

•	Reviewing all of the compensation plans and select benefit-based plans and programs in which our executive officers participate; and

•	Reviewing and recommending changes to all our equity-based plans to our Board of Directors as appropriate, subject to stockholder approval as required.

Our Board has determined that each committee member is independent under the listing standards of the Nasdaq Global Market, the Securities and Exchange Commission rules and the relevant securities laws, and that each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Compensation Committee held 12 formal meetings in 2011. For fiscal 2012, the members of the Compensation Committee is composed of Messrs David Kuzma (Chair), Alec Dreyer, Larry Jones, and John McCarter.

Role of Compensation Consultants

Pursuant to its charter, the Compensation Committee is authorized to obtain, at Comverge’s expense, compensation surveys, reports on the design and implementation of compensation programs for directors, officers and employees, and other data and documentation as the Compensation Committee considers appropriate. In addition, the Compensation Committee has the sole authority to retain and terminate any outside counsel or other experts or consultants engaged to assist it in the evaluation of compensation of our directors and executive officers, including the sole authority to approve such consultants’ fees and other retention terms.

The Compensation Committee retained the services of PM&P as its compensation consultant to assist the committee in the design, review and evaluation of our executive compensation arrangements for 2011. PM&P has not performed and does not currently provide any services to management. PM&P attends Compensation Committee meetings, at the Compensation Committee’s request, and meets with the Compensation Committee without management present. PM&P provides the Compensation Committee with third-party data analysis, advice and expertise on competitive practices and trends, executive compensation plan design, burn rate analysis, proposed executive and director compensation, and any other executive compensation related topics that need to be addressed from time to time. PM&P reports directly to the Compensation Committee and, as directed by the Compensation Committee, works with management and the Chairman of the Compensation Committee. The Compensation Committee retains its authority over, and is solely responsible for all compensation decisions. In addition to information presented to the Compensation Committee by PM&P, the Compensation Committee considered the following factors, among other matters, in determining compensation levels for our executive officers:

•	The qualifications, skills and experience level of the respective executive officer;

•	The position, role and responsibility of the respective executive officer in the Company; and

•	The general business and particular compensation experience and knowledge of the Compensation Committee’s members gained through their cumulative prior experience.

Role of Our Executive Officers in the Compensation Process

The Company’s President and Chief Executive Officer, Mr. Young, is involved in providing recommendations to the Compensation Committee in its evaluation and design of 2011 compensation programs for the Company’s executive officers, including the recommendation of individual compensation levels for executive officers other than himself. However, the Compensation Committee makes all final determinations with respect to Named Executive Officers’ compensation. Mr. Young attended portions of the majority of the Compensation Committee’s meetings. Mr. Young was not present during Compensation Committee executive sessions, or any deliberations and voting pertaining to the determination of his own compensation. No other named executive officer assumed an active role in the evaluation, design or administration of 2011 executive officer compensation programs. The Compensation Committee met in executive session with all non-employee directors at each of its 2011 meetings.

Executive Officer Compensation Strategy and Philosophy

The Company’s executive officer compensation strategy has been designed to attract and retain highly qualified executive officers and to align their interests with those of its stockholders by linking significant components of executive officer compensation with the achievement of specific business and strategic objectives and the Company’s overall financial performance, including revenue achievement, net increase in megawatts and the achievement of net income. The Company seeks to employ executive officers who are entrepreneurially driven, and accordingly, the Company offers a compensation package that provides a substantial part of compensation in the form of equity incentives and is market competitive.

The Company’s compensation programs are designed based on the Company’s view that total compensation of its executive officers should consist of the following components:

•	Base salaries;

•	Annual cash incentive awards;

•	Long-term equity incentive compensation; and

•	Benefits and perquisites.

The Company considers long-term equity incentive compensation to be the most important element of its compensation program for executive officers. The Company recognizes that its stockholders expect the Company’s executive management team to not only increase the enterprise value of the Company, but also to grow the Company’s business in a manner that is consistent with its stated business strategy. The Company believes that meaningful equity participation by each executive officer is the primary motivating factor that aligns the interest of the executive officers with those of the Company’s stockholders and will result in significant increases in value and growth. It is on the basis of this belief that the Compensation Committee of the Board has made awards of stock options and restricted stock to the Company’s executive officers.

It is the Company’s philosophy that optimal alignment between stockholders and named executive officers is best achieved by providing a greater emphasis on total compensation in the form of equity grants and performance based cash compensation rather than cash based salary. Accordingly, the Company has designed total compensation programs for its executive officers that provide base compensation levels, annual cash incentive award opportunities and long-term incentive compensation awards that will further this philosophy, and that are economically comparable to programs available for comparable executive officers in companies in the Company’s peer group. As discussed above, the Compensation Committee has adopted a compensation philosophy, based in part on the analysis provided by PM&P, which targets the cash components of the Company’s executive officer compensation at the 50th percentile of those that may be offered by the Company’s peer companies that are similarly situated to the Company, and that targets the long-term equity component of the Company’s executive officer compensation at the 75th percentile of similar companies.

The Company’s fiscal 2011 incentive compensation program elements were primarily structured to reward its executive officers for achieving certain financial and business objectives, consisting of the following metrics: (i) revenue, (ii) net increase in megawatts and in open market programs, and (iii) net income. However, the Board exercised its discretion and did not award any cash incentives under the 2011 incentive compensation program.

The Company believes that the attainment of these specific financial objectives assists the Company in fulfilling its strategic objectives, which are:

•	To increase stockholder value; and

•	To grow the Company in an efficient manner.

Consideration of 2011 Say-on-Pay Vote

In 2011, the Company provided stockholders a “say-on-pay” advisory vote on its executive compensation at its 2011 Annual Stockholder Meeting, and the stockholders expressed substantial support for the compensation of its named executive officers, with approximately 93.3% of the votes cast for approval of the “say-on-pay” advisory vote. The Compensation Committee took into account the affirmative stockholder advisory vote on executive compensation at the 2011 Annual Meeting and incorporated that as one of many factors it considered in connection with the discharge of its responsibilities. Because a substantial majority (93.3%) of our stockholders approved the compensation program described in the proxy statement for the 2011 Annual Meeting, the Compensation Committee did not implement changes to our executive compensation program as a result of the stockholder advisory vote.

The Company and the Compensation Committee of the Board value the input of our stockholders on our executive compensation. We regularly communicate with our stockholders to better understand their opinions on our business strategy and objectives, as well as matters of investor interest or concern, such as executive compensation. The Compensation Committee carefully considers this feedback as part of its annual review of our compensation for our executive officers. In addition, stockholders are invited to express their views to the Compensation Committee as described under the heading “Communications with the Board” in the “Election of Directors” section of this proxy statement. Finally, the stockholders’ advisory vote on the compensation of our named executive officers provides stockholders with an opportunity to communicate their views on our executive compensation policies and practices under our executive compensation program.

Long-term Incentive Compensation

We currently administer long-term incentive compensation awards through our Amended and Restated 2006 Comverge Long-term Incentive Plan (the “LTIP”) which was amended and restated in March 2010 and approved by our stockholders at the 2010 annual meeting. Our Board believes that components of the LTIP are an integral part of Comverge’s long-term compensation philosophy. The purpose of the LTIP is to promote the interests of the Company and our stockholders by encouraging our employees, non-employee directors and other service providers to acquire or increase their equity interest in the Company, thereby encouraging them to work toward our continued growth and success. The LTIP Plan permits awards of stock options, restricted stock, performance based stock and options and other forms of equity compensation.

Historically, we awarded non-statutory stock options as the primary form of equity compensation. We have also made use of restricted stock grants. We have generally considered and made equity awards in the following circumstances:

•	Upon the material contribution of an executive or employee in the completion of a significant transaction outside the scope of the annual incentive plan; and

•	Following significant equity financings after considering the impact of dilution on our stockholders.

Stock option and restricted stock awards that we have granted have vested upon both performance-based and time-based measures. Performance-based awards are forfeitable if specified performance targets are not achieved within a specified period of time. Time-based awards vest in accordance with vesting schedules determined and approved by our Compensation Committee.

Stock Option Practices

All stock option grants to our employees, including members of executive management, are approved at regularly scheduled or telephonic meetings by our Compensation Committee which consists solely of independent directors. We have awarded all stock options to purchase our common stock to executive officers at or above the fair market value of our common stock on the grant date. We have not back-dated any option awards which is prohibited under the LTIP. Since we have been a public company, our policy has been to grant options at our closing prices of our common stock as quoted on the Nasdaq Global Market on the date of grant.

For equity award practices adopted for fiscal 2012, see the section entitled “Long-term Incentive Compensation for 2012” in this section below.

Components of Compensation

Base Salaries

The base salaries of our named executive officers are reviewed on an annual basis, as well as at the time of a promotion or other material change in responsibilities. Adjustments in base salaries are based on an evaluation of individual performance, our company-wide performance and the individual executive’s contribution to our performance overall. In 2011, our Compensation Committee:

•	Reviewed 2011 base salaries in comparison to the market median, or the 50th percentile, based on peer group compensation survey levels as determined by the compensation consultant we engaged; and

•	Established base salaries as of December 31, 2011, for Messrs Young, Mathieson, Moffitt, Smith, Vos, Picchi and Camino as follows:

Named Executive Officer	2011 Base Salary

R. Blake Young	$480,000
David Mathieson[1]	$325,000
Steven Moffitt	$350,000
Matthew H. Smith	$225,000
Arthur Vos IV2	$240,000
Michael Picchi[3]	$300,000
Christopher Camino[4]	$325,000

[1]	Mr. Mathieson joined the Company on May 31, 2011. Mr. Mathieson base salary is annualized.
[2]

Mr. Vos was appointed Senior Vice President of Utility Sales and Chief Technology Officer in fiscal 2011. Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.

[3]	Mr. Picchi left the Company on July 13, 2011. Mr. Picchi’s base salary is annualized.
[4]	Mr. Camino left the Company effective December 31, 2011.

2011 Executive Officer Incentive Plan

Our named executive officers participated in our executive officer’s individual 2011 Incentive Plan. The incentive plan consisted of two components: a cash incentive award and a long term incentive equity award. Incentive targets were calculated as a percentage of the participant’s base salary, with performance goals that provided for a range of payments beginning with no incentive below a threshold performance level, a target level and a maximum level. The following table summarizes, for each named executive officer, the threshold, target and maximum incentive award potential for his 2011 Incentive Plan.

Names Executive Officer		Cash Incentive as a % of Base Salary			Long-term Incentive as a % of Base Salary
	Base Salary	Threshold	Target	Max	Threshold	Target	Max
R. Blake Young	$480,000	37.5%	75.0%	150.0%	225.0%	300.0%	375.0%

David Mathieson[1]	$325,000	25.0%	50.0%	100.0%	113.0%	150.0%	188.0%

Steven Moffitt	$350,000	25.0%	50.0%	100.0%	113.0%	150.0%	188.0%

Matthew H. Smith	$225,000	25.0%	50.0%	100.0%	113.0%	150.0%	188.0%

Arthur Vos IV2	$240,000	25.0%	50.0%	100.0%	125.0%	175.0%	225.0%

Michael Picchi[3]	$300,000	25.0%	50.0%	100.0%	113.0%	150.0%	188.0%

Christopher Camino[4]	$325,000	25.0%	50.0%	100.0%	125.0%	175.0%	225.0%

[1]	Mr. Mathieson joined the Company on May 31, 2011. Mr. Mathieson base salary is annualized.
[2]

Mr. Vos was appointed Senior Vice President of Utility Sales and Chief Technology Officer in fiscal 2011. Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.

[3]	Mr. Picchi left the Company on July 13, 2011. Mr. Picchi’s base salary is annualized.
[4]	Mr. Camino left the Company effective December 31, 2011.

The purpose of the 2011 Incentive Plan was designed to create financial incentives that were aligned with the overriding objective of increasing stockholder value. The 2011 equity incentive awards were partially earned based on the achievement of defined financial targets and specific non-financial objectives established for each of our named executive officers. No cash incentive e for was awarded to any employee for the 2011 Incentive Plan.

For fiscal year 2011, financial objectives established for the Company included the achievement of specified threshold, target and maximum levels of company-wide goals for: (i) revenue, (ii) net increases in new megawatts, and (iii) net income. These metrics and the associated performance levels that were established represented the factors that the Compensation Committee deemed most important and which, if achieved, would likely result in an increase in stockholder value. The specific performance levels were determined with reference to our 2011 budget, which we used to manage our day-to-day business and were determined by our Board of Directors as representing an aggressive level of growth and financial performance for us in 2011. In turn, the target levels were designed to be obtainable with stretch performance.

The following table summarizes, for each named executive officer, the percentage weighting of Company incentive goal for the 2011 Incentive Plan.

Names Executive Officer	Revenue (1)	Net Increase in New MW (2)	Net Income (3)	Total
R. Blake Young	50%	30%	20%	100%

David Mathieson	50%	30%	20%	100%

Steven Moffitt	50%	30%	20%	100%

Matthew H. Smith	50%	30%	20%	100%

Arthur Vos IV(4)	50%	30%	20%	100%

Michael Picchi(5)	50%	30%	20%	100%

Christopher Camino(6)	50%	30%	20%	100%

(1)	Percentage weighting of 2011 Company incentive assignable to the achievement of revenue.
(2)	Percentage weighting of 2011 Company incentive assignable to the achievement of a net increase in megawatts.
(3)	Percentage weighting of 2011 Company incentive assignable to the achievement of net income.
(4)

Mr. Vos was appointed Senior Vice President of Utility Sales and Chief Technology Officer in fiscal 2011. Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.

(5)	Mr. Picchi left the Company on July 13, 2011.
(6)	Mr. Camino left the Company effective December 31, 2011.

Amounts Earned under 2011 Executive Officer Incentive Plan

On March 8, 2012, the Compensation Committee with the agreement of the entire Board of Directors, approved incentive equity awards with respect to the Company’s fiscal year ended December 31, 2011. The Board exercised its discretion and did not award any cash incentives under the 2011 incentive compensation program. The recipients of these annual incentives included the named executive officers set forth below for the Company’s fiscal year ended December 31, 2011.

After reviewing the Company’s financial performance for fiscal 2011 and evaluating the long-term incentive targets previously established for the Company’s executive management under the 2011 annual incentive plan by the Compensation Committee, the Compensation Committee with the agreement of the entire Board, approved annual equity incentive awards for the Company’s fiscal year ended December 31, 2011, to various executives, including the executive officers listed below in the amounts set forth below opposite such individual’s name. However, the Compensation Committee with the agreement of the entire Board, exercised its discretion and did not award any cash incentives under the 2011 incentive compensation program, only awarding equity incentive awards in the form of grants of restricted stock. In approving the long-term incentive awards, the Compensation Committee and the Board considered the fact that for fiscal 2011, the Company’s executive management executed on the Company’s business plan and strategic initiatives and met their threshold objectives on two out of three goals.

The equity awards represented in the table below are formulaic in nature. Such formulas and 2011 Performance Metrics were approved by the Compensation Committee with the agreement of the entire Board on March 8, 2012. In addition, due to a declining stock price, the Committee applied reductions to the executives’ long-term incentive targets ranging from 0% to 65%. Further, the Committee used the closing price on March 3, 2011 of $5.55 (the date on which the 2011 annual and long-term incentive plans were approved by the Committee) for determining the number of restricted shares to grant, which had the effect of reducing the overall number of restricted shares awarded to the executives rather than using the share price on the date of grant as was previously disclosed in the terms of the 2011 annual incentive plan. The new long-term incentive targets were recommended by the Company’s external compensation consultant and were designed to bring the long-term incentive targets for executives in line with the market, as well as the Company’s stated compensation philosophy. The Compensation Committee also utilized the new target levels to calculate the 2011 equity awards.

		Long-term Incentive as a % of Base Salary
Named Executive Officer	Base Salary	Old Target	New Target
R. Blake Young	$480,000	300%	300%

David Mathieson	$325,000	150%	120%

Steven Moffitt	$350,000	150%	120%

Matthew H. Smith	$225,000	150%	120%

Arthur Vos IV*	$240,000	175%	120%

*	Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.

Based on the new targets, the long-term incentive awards consisted solely of payments of grants of restricted stock as indicated below with respect to the Company’s named executive officers.

2012 Retention Award Program

Also on March 8, 2012, the Compensation Committee with the agreement of the entire Board of Directors, approved a 2012 retention award program to retain executives and certain other employees of the Company. Awards under this 2012 retention award program will be paid quarterly over the course of 2012 and includes customary acceleration and change-in-control provisions. Awards under this 2012 retention award program to the Company’s named executive officers consisted of the following cash amounts:

Named Executive Officer	Position	2012 Retention Award*	Restricted Stock Award (Shares)**

R. Blake Young	President and Chief Executive Officer	$242,000	180,000

David Mathieson[1]	Executive Vice President and Chief Financial Officer	$60,700	48,000

Steven Moffitt	Executive Vice President and Chief Operating Officer	$119,500	54,000

Matthew H. Smith	Senior Vice President and General Counsel	$64,600	21,000

Arthur Vos IV2	Senior Vice President of Utility Sales and Chief Technology Officer	$230,000	49,000

Michael Picchi[3]	Former Executive Vice President and Chief Financial Officer	$—	$—

Christopher Camino4	Former Executive Vice President of Sales, Chief Marketing Officer	$—	$—

[1]	Mr. Mathieson joined the Company in May 2011.
[2]

Mr. Vos was appointed Senior Vice President of Utility Sales and Chief Technology Officer in fiscal 2011. Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.

[3]	Mr. Picchi left the Company on July 13, 2011.
[4]	Mr. Camino left the Company effective December 31, 2011.
*	To be paid in four equal quarterly installments in 2012.
**	Each award of restricted stock is subject to a repurchase right in favor of the Company. If the shares are not vested in accordance with the vesting schedule, they lapse and are therefore forfeited back to the Company. With continued service to the Company, all of the shares of restricted stock set forth above shall vest, and the repurchase right shall lapse with respect to such shares, on March 8, 2015.

Perquisites and Benefits

As described more fully below, there were no reportable perquisites provided to our named executive officers in fiscal year 2011. The total amount of these perquisites is included in the “All Other Compensation” column of the Summary Compensation Table below.

We also maintain employee benefit plans that provide our employees with the opportunity to enroll in our health, dental, vision, life insurance plans, and other voluntary benefits. Each of these benefit plans requires the employee to pay a portion of the premium, with the Company paying the remainder. These benefits are offered on the same basis to all employees, including our named executive officers. We also maintain a 401(k) retirement plan that is available to all full-time U.S. employees, including our named executive officers. In 2011, we matched employee participant contributions at a rate of one-half of one percent (0.5%) up to the first six percent (6%) contributed.

Stock Ownership Requirements

In fiscal 2011, the Nominating and Corporate Governance Committee of the Board adopted new stock ownership guidelines for our directors and executive officers that took effect on August 17, 2011. These guidelines establish minimum ownership requirements of our common stock by our directors and executive officers and bring it in line with current marketplace practices. The current targeted stock ownership requirements for our named executive officers were established as a multiple of base salary converted using an average stock price over the 12 months prior to the date they become subject to the guidelines. These multiples may be adjusted annually based on the Compensation Committee’s review of competitive compensation data. For 2011, the multiples for targeted stock ownership requirements for our named executive officers were as follows:

Name	Position	Incentive Equity Target

R. Blake Young	President and Chief Executive Officer	5 times annual base salary

David Mathieson	Executive Vice President and Chief Financial Officer	3 times annual base salary

Steven Moffitt	Executive Vice President and Chief Operating Officer	3 times annual base salary

Matthew H. Smith	Senior Vice President and General Counsel	2 times annual base salary

Arthur Vos IV1	Senior Vice President of Utility Sales/ Chief Technology Officer	2 times annual base salary

Michael Picchi [2]	Former Executive Vice President and Chief Financial Officer	N/A

Christopher Camino [3]	Former Executive Vice President of Sales/ Chief Marketing Officer	N/A

[1]	Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.
[2]	Mr. Picchi left the Company on July 13, 2011.
[3]	Mr. Camino left the Company effective December 31, 2011.

The Compensation Committee believes that the above target guidelines are more robust than prior guidelines and properly align our executive officers with our shareholders. As currently established at December 30, 2011, none of our named executive officers have achieved the new stock ownership guidelines, due to our declining stock price. In addition, each named executive officer has five years from the date they become subject to the guidelines to meet the guidelines. If not in compliance after the initial compliance period, executives are prohibited from disposing of any shares until achievement of the guidelines. Failure to meet or to show sustained progress toward meeting the guidelines may result in a deduction in, or elimination of, future long-term incentive grants and also may result in a requirement to retain all stock attained through company grants of equity. Stock that counts towards satisfaction of the current stock ownership guidelines includes:

•	Shares acquired upon stock option exercises;

•	Shares owned outright by the executive;

•	Restricted shares issued to the executive, whether or not vested, assuming the restriction is based on time-based vesting, i.e., performance-based vesting is not included;

•	Shares attributable to an executive’s vested account balance in any savings or retirement plan, deferred compensation plan, etc.; and

•	Shares owned directly through a brokerage account, including restricted shares but excluding restricted shares that are subject to achievement of performance goals;

Compensation Committee Evaluation of Executive Officer Compensation Policies to be applied in 2012

Senior leadership and human resources developed a pay for performance structure and presented it to the Compensation Committee for a preliminary discussion in December 2011. Management gained permission to complete the design and present it at the next scheduled Compensation Committee meeting. The 2012 annual incentive plan is anticipated to reward cost conservation and profitability achievements.

In connection with this evaluation, in the Fall of 2011, the Compensation Committee retained PM&P as its consultant to prepare an extensive executive officer compensation study that included an analysis of compensation levels at public companies in the same or similar industries and a review of our existing salaries, annual incentive programs and long-term incentive plans for our executive officers. PM&P also worked with the Compensation Committee to provide guidance on recommendations with respect to elements of compensation changes for our executive officers for 2012. After review and discussion of the benchmarking study results, the Compensation Committee approved compensation components, addressing base salaries and equity incentive targets with respect to our executive officers, including our named executive officers.

The 2012 compensation components were approved as follows:

Base Salaries

2012 base salaries for Messrs Young, Mathieson, Moffitt, Smith and Vos will remain the same and are as follows: $480,000, $325,000, $350,000, $225,000 and $240,000, respectively. Mr. Vos submitted his resignation on April 7, 2012, and will remain employed by the Company until May 14, 2012.

Long-Term Equity Awards

The strategy utilized for establishing the potential long term equity awards in 2012 was that each executive officer’s performance targets would be set at the 75th percentile of our peer group, and with the total direct compensation set between the 50th and the 75th percentile, if all objectives are met.

The following table summarizes the potential long-term equity awards under the Company’s 2012 annual incentive plan for each named executive officer as a percentage of base salary. The new target levels were also used to calculate the 2011 equity awards.

Named Executive Officer	Old Target	New Target
R. Blake Young	300%	300%

David Mathieson	150%	120%

Steven Moffitt	150%	120%

Matthew H. Smith	150%	120%

Arthur Vos IV *	175%	120%

*	Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.

Tax Implications of Executive Compensation

Our aggregate deductions for each named executive officer compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. We do not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our named executive officers in 2011.

Summary Compensation Table for Fiscal Years 2009, 2010 and 2011

The following table sets forth the aggregate compensation awarded to, earned by or paid to our named executive officers serving in such capacities for fiscal years 2009, 2010 and 2011.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)		Total ($) (10)
R. Blake Young (4) President and Chief Executive Officer	2011	$473,885	$—	$255,600	$—		$—	$—		$—	$729,485
	2010	$372,115	$250,000	$1,048,329	$2,501,134		$100,000	$—		$61,811	$4,333,389
	2009	$151,000	$—	$—	$—		$—	$—		$—	$151,000

David Mathieson (5) Executive Vice President and Chief Financial Officer	2011	$180,000	$—	$155,660	$149,392		$—	$—		$—	$485,052
	2010	$—	$—	$—	$—		$—	$—		$—	$—
	2009	$—	$—	$—	$—		$—	$—		$—	$—

Steven Moffitt (6) Executive Vice President and Chief Operating Officer	2011	$336,962	$125,000	$76,680	$—		$—	$—	$		$538,642
	2010	$140,769	$175,000	$200,098	$677,822		$50,000	$—		$39,764	$1,283,453
	2009	$—	$—	$—	$—		$—	$—		$—	$—

Matthew H. Smith Senior Vice President and General Counsel and Secretary	2011	$225,000	$—	$29,820	$—	$		$—		$—	$254,820
	2010	$211,961	$105,000	$31,358	$106,980		$40,000	$—		$—	$495,299
	2009	$210,000	$—	$74,029	$252,018		$122,926	$—		$—	$658,973

Arthur Vos IV (7) Senior Vice President of Utility Sales and Chief Technology Officer	2011	$240,000	$—	$69,580	$—		$—	$—		$—	$309,580
	2010	$199,115	$80,000	$16,828	$57,4707		$40,600	$—		$—	$394,013
	2009	$160,000	$—	$29,330	$99,849		$65,560	$—		$—	$354,715

Michael D. Picchi (8) Former Executive Vice President and Chief Financial Officer	2011	$186,669	$—	$—	$—		$—	$—		$—	$186,669
	2010	$300,000	$120,000	$22,934	$78,243		$26,100	$—		$—	$547,277
	2009	$240,000	$—	$334,603	$288,021		$140,486	$—		$—	$1,003,110

Christopher Camino(9) Former Executive Vice President of Sales and Marketing	2011	$319,904	$—	$—	$—		$—	$—		$—	$319,904
	2010	$155,769	$—	$235,440	$801,601		$14,300	$—		$—	$1,207,110
	2009	$—	$—	$—	$—		$—	$—		$—	$—

1	All options granted have an exercise price equal to or greater than the fair market value of the option on the date of grant. For 2011, 2010 and 2009, stock awards and stock options awards have been calculated to show the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic 718. For additional discussion of assumptions made in the valuation, see “Note 14 – Stock Based Compensation” to our audited financial statements for the years ended December 31, 2011, 2010 and 2009, respectively, as contained in our 2011 Annual Report on Form 10-K.

2	Reflects amounts earned by each named executive officer under the terms of his employment agreement and our 2011, 2010 and 2009 Executive Officer Bonus Plans based on the achievement of defined financial objectives and specific non-financial objectives established for each. For a discussion and further information on the 2011 Executive Officer Incentive Plan, see the section entitled “Compensation, Discussion and Analysis Report” contained in this Form 10-K/A. The Named Executive officers did not receive a 2011 cash incentive under the 2011 Incentive Plan.

3	For Messrs. Young and Moffitt, “All Other Compensation” includes expenses reimbursed by the Company and/or paid to each executive relating to expenses incurred for selling executive’s former residence, and for living and travel expenses related to moving his family to the company’s corporate offices in Norcross, Georgia. In addition, for Mr. Young, the amount also includes $24,399 earned by him as a director of the Company from January 1, 2010 up to and including February 18, 2010, the date upon which he was appointed as our President and Chief Executive Officer.

4	Mr. Young became our President and Chief Executive Officer in February 2010. For 2009, Mr. Young’s compensation is reflected for fees earned as a member of our board of directors.

5	Mr. Mathieson joined the Company on May 31, 2011.

6	Mr. Moffitt was appointed Executive Vice President and Chief Operating Officer in fiscal 2011. He earned a 2011 bonus for the Thermostat Independence Special Incentive Plan.

7	Mr. Vos was appointed Senior Vice President of Utility Sales and Chief Technology Officer in fiscal 2011. Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.

8	Mr. Picchi left the Company on July 13, 2011.

9	Mr. Camino left the Company effective December 31, 2011.

10	Reflects amounts awarded to and earned by each executive officer for 2011 and 2010. In addition, amounts for 2009 have been reclassified to reflect compensation awarded to and earned by, as opposed to paid to, each executive officer for that year.

Grants of Plan-Based Awards in Fiscal Year 2011

The following table sets forth information about grants made to our named executive officers in 2011 pursuant to our 2010 equity and non-equity incentive plans.

Name	Grant Date	Date Action Taken (1)	Threshold ($) (2)	Estimated Future Payouts Under Non-Equity Incentive Plan Wards Target ($) (3)	Maximum ($)(4)	Threshold (#)	Estimated Future Payouts Under Equity Incentive Plan Awards Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards	All Other Option Awards: Number of Securities Underlying Option (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards
R. Blake Young	3/3/2011	3/3/2011	$180,000	$360,000	$720,000	—	—	—	19,310	$107,169	115,858	$5.55	$365,620

David Mathieson	5/31/2011	5/31/2011	$81,250	$162,500	$325,000	—	—	—	25,000	$87,500	75,000	$3.50	$149,392

Steven Moffitt	3/3/2011	3/3/2011	$87,500	$175,000	$350,000	—	—	—	3,765	$20,898	22,592	$5.55	$71,296
	3/3/2011	3/3/2011							19,310	$107,169

Matthew H. Smith	3/3/2011	3/3/2011	$56,250	$112,500	$225,000	—	—	—	5,650	$31,358	33,900	$5.55	$106,980

Arthur Vos IV (5)	3/3/2011	3/3/2011	$60,000	$120,000	$300,000				3,032	$16,825	18,190	$5.55	$57,402

Michael Picchi (6)	3/3/2011	3/3/2011	—	—	—	—	—	—	4,132	$22,934	24,794	$5.55	$78,243
	3/4/2011	3/4/2011									17,513	$5.71	$52,224
											70,052	$5.71	$220,279
Christopher Camino (7)	3/3/2011	3/3/2011	—	—	—	—	—	—	3,232	$17,940	19,395	$5.55	$61,205

(1)	Reflects the date on which the Compensation Committee was deemed to have taken action and officially granted awards and approved the incentive plans that were provided for under prior agreements or arrangements.
(2)	The amount reflects the compensation payable for the attainment of all threshold performance criteria under the executive officer’s 2011 incentive plan. Mr. Mathieson’s incentive opportunity for 2011 was established at the time he joined the Company.
(3)	The amount reflects the compensation payable if all target performance criteria established for the executive officer were met under the executive officer’s 2011 incentive plan.
(4)	The amount reflects the compensation payable if all maximum performance criteria established for the executive officer were met under the executive officer’s 2011 incentive plan. Mr. Vos’s payout was allowed above the maximum.
(5)	Mr. Vos was appointed Senior Vice President of Utility Sales and Chief Technology Officer in fiscal 2011. Mr. Vos tendered his resignation on April 7, 2012 and will remain employed by the Company until May 14, 2012.
(6)	Mr. Picchi left the Company on July 13, 2011.
(7)	Mr. Camino left the Company effective December 31, 2011.

Employment Agreements

Employment Agreement with CEO

On February 18, 2010, the Board of Directors appointed R. Blake Young as President and Chief Executive Officer of the Company. We entered into an employment agreement with Mr. Young in connection with his appointment as President and Chief Executive Officer. The agreement was effective as of February 18, 2010 and has a three year term, unless earlier terminated pursuant to the provisions of the agreement. Mr. Young’s employment agreement provides for an annual base salary of $450,000. For 2012, Mr. Young’s base salary was established at $480,000, as approved by the Compensation Committee. Mr. Young will also have the opportunity to earn annual cash incentives and equity awards based on his achievement of performance criteria established by the Compensation Committee of the Board. In addition, Mr. Young may also participate in any benefit programs generally applicable to other employees of the Company. Mr. Young may terminate his employment at any time, upon providing thirty (30) days advance notice, either with or without Good Reason (as defined in the employment agreement). The Company has the right to terminate Mr. Young’s employment agreement with or without Cause (as defined in the employment agreement) and upon the occurrence of a Change-of-Control (as defined in the employment agreement). See the section entitled “Severance and Change-of-Control Payments” as contained in this proxy statement. The agreement contains confidentiality, non-solicitation, and non-compete provisions, similar to those found in the agreements with other executive officers.

Employment Agreements with Other Named Executive Officers

In 2011, we entered into an employment agreement with Mr. Mathieson upon his joining the Company. In 2010, we entered in employment agreements with Messrs. Camino and Moffitt upon their joining the Company. In addition, in 2009 we entered into employment agreements with Messrs Picchi, and Vos, which agreements were amended in September 2010 to bring them more in line with the agreements of other named executive officers. Each named executive officer’s agreements automatically renew for subsequent three-year terms accordingly, unless we or the named executive officer provides written notice within 90 days prior to the completion of the then-current term. Mr. Picchi left the Company on July 13, 2011. Mr. Camino left the Company effective December 31, 2011.

Base Salaries

The current Employment Agreements provide that Messrs Young, Mathieson, Moffitt, Smith and Vos receive an annual base salary of $480,000, $325,000, $350,000, $225,000 and $240,000, respectively. The agreements provide that each such executive officer is entitled to participate in equity and non-equity incentive programs that we may establish from time to time. Mr. Vos submitted his resignation on April 7, 2012.

Intellectual Property and Non-Compete Clauses

The employment agreements with each of Messrs Young, Mathieson, Moffitt, Smith and Vos require that the executive officer promptly disclose and assign any individual rights that he may have in any intellectual property (including inventions, concepts, designs, business opportunities, formulas, etc.) to us. Under a non-compete provision, the executive officers are prohibited from engaging in certain conduct for at least one year after the date of his termination. During this time, these executive officers are not permitted to solicit or sell products to any of our past or present customers, induce any customer to cease doing business with us, call on any of our employees with the intent of enticing them away from employment with us or enter into any business entity or venture that sells products or services that compete with, or are similar to, our products or services.

Severance and Change-of-Control Payments

Under the terms of our employment agreements with Messrs Young, Mathieson, Moffitt, Smith and Vos, we may be obligated to make severance payments following the termination of their employment. These benefits are described below under “Potential Post-Employment Payments and Payments on a Change-of-Control.”

In the event that any payments to which Messrs. Young, Mathieson, Moffitt, Smith and Vos become entitled would be deemed to constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code, then such payments will be subject to reduction to the extent necessary to ensure that the executive officers receive only the greater benefit of receiving the amount of those payments which would constitute such a parachute payment or the amount which yields the executive officer the greatest after-tax amount of benefits after taking into account any excise tax imposed on the payments provided to the executive officer pursuant to the agreement (or on any other benefits to which the executive officer may be entitled in connection with a change-of-control or the subsequent termination of service) under Section 4999 of the Internal Revenue Code.

Potential Post-Employment Payments and Payments on a Change-of-Control

The following table presents, for each named executive officer, the potential post-employment payments and payments on a change-of-control and assumes that the triggering event took place on December 31, 2011. Set forth below the table is a description of certain post-employment arrangements with our named executive officers, including the severance benefits and change-of-control benefits to which they would be entitled under their employment agreements.

Named Executive Officer	Benefit	Severance Payable w/Cause or for Good Reason	Severance Payable w/o Cause or for Good Reason	Severance Payable After Change in Control	Death or Disability	Other Post- Employment Payments
R. Blake Young	Severance(1)	$—	$960,000	$1,440,000	$—	$—
	Bonus(2)	$—	$720,000	$1,080,000	$—	$—
	Benefits(3)	$—	$19,323	$19,323	$—	$6,441
	Stock (4)	$—	$—	$140,251	$140,251	$—

David Mathieson	Severance(1)	$—	$325,000	$243,750	$—	$—
	Bonus(2)	$—	$—	$200,000	—	$—
	Benefits(3)	$—	$12,882	$19,323	$—	$—
	Stock (4)	$—	$—	$31,500	$31,500	$—

Steven Moffitt	Severance(1)	$—	$350,000	$525,000	$—	$—
	Bonus(2)	$—	$225,000	$337,500	$—	$—
	Benefits(3)	$—	$12,882	$19,323	$—	$—
	Stock (4)	$—	$—	$54,275	$54,275	$—

Matthew H. Smith	Severance(1)	$—	$225,000	$337,500	$—	$—
	Bonus(2)	$—	$145,000	$217,500	$—	$—
	Benefits(3)	$—	$12,882	$19,323	$—	$—
	Stock (4)	$—	$—	$20,013	$20,013	$—

Arthur Vos IV	Severance(1)	$—	$180,000	$360,000	$—	$—
	Bonus(2)	$—	$120,600	$180,900	$—	$—
	Benefits(3)	$—	$12,882	$19,323	$—	$—
	Stock (4)	$—	$—	$12,740	$12,740	$—

Michael D. Picchi	Severance(1)	$—	$—	$—	$—	$—
	Bonus(2)	$—	$—	$—	$—	$—
	Benefits(3)	$—	$—	$—	$—	$—
	Stock (4)	$—	$—	$—	$—	$—

Christopher Camino	Severance(1)	$—	$—	$—	$—	$—
	Bonus(2)	$—	$—	$—	$—	$—
	Benefits(3)	$—	$—	$—	$—	$—
	Stock (4)	$—	$—	$—	$—	$—

(1)	Under the terms of his employment agreement, Mr. Young is entitled to (i) any unpaid but earned salary, medical benefits, vested stock options and vested restricted stock if he is terminated for cause or for good reason. In addition, Mr. Young is also entitled to severance payments equal to two times his annual base salary if he is terminated without cause or for good reason and three times his annual base salary plus three times his target cash incentive if he is terminated within 24 months following a change-of-control. The severance payment was based on his annual base salary as of December 31, 2011. Under their respective employment agreements, Messrs Mathieson, Moffitt, Smith and Vos are each entitled to severance payments equal to 9 to 12 months of their annual base salary if they are terminated without cause or for good reason and 9 to 18 months of their annual base salary if they are terminated within 12 months following a change-of-control. Amounts payable in each case were estimated based on their annual base salaries as of December 31, 2011.

(2)	Mr. Young is also entitled to severance bonus payments equal to two times his annual base salary if he is terminated without cause or for good reason and three times his annual base salary plus three times his target cash incentive if he is terminated within 24 months following a change-of-control. The other listed executives, except Mr. Young, are entitled to severance bonus payments equal to their pro-rated prior year’s cash incentive payments if their employment is terminated without cause or for good reason prior to a change-of-control or 0.75 times to 1.5 times due to a change in control. The severance bonus payments were estimated by utilizing the actual cash award based on performance in 2010, and with the assumption that the executive was terminated on December 31, 2011.
(3)	In the case of Mr. Young, he is entitled to payment of his health benefits pursuant to the applicable severance period for up to 18 months. Thereafter, the Company is required to pay Mr. Young a lump sum equal to six months of the employer portion of the premiums for such health benefits. In the case of the all other listed executives, each is entitled to payment of his/her health benefits for his/her applicable severance period. All executives are responsible for the portion of the benefits an active employee would pay.
(4)	Upon a termination without cause or for good reason within 12 months after a change of control, the restricted stock held by Messrs. Young, Mathieson, Moffitt, Smith and Vos shall immediately vest, and any stock options held at the time of such termination shall immediately vest and become exercisable. These amounts represent restricted stock and in-the money stock options that vest upon such event, at an assumed value of $1.26 per share, the closing price of our common stock on December 31, 2011. In addition, for each named executive officer, any termination by reason of death or disability shall not give rise to any severance payments, but all of his unvested stock options and restricted stock shall vest upon his death or disability as provided in, and subject to the provisions of the Company’s policies or applicable equity plans.

Severance Benefits

CEO

If the employment of Mr. Young is terminated by us for Cause or by Mr. Young without Good Reason, he shall not be entitled to any severance payments, but shall only be entitled (i) any unpaid, but earned salary, medical benefits, vested restricted stock and vested stock options, (ii) any unpaid but earned vacation in accordance with Company policy then in effect and (iii) any incurred but unpaid ordinary and necessary and documented business expenses. If Mr. Young’s employment is terminated without Cause or for Good Reason, Mr. Young will be entitled to (i) any unpaid but earned salary, medical benefits, vested stock options and vested restricted stock; (ii) any unpaid but earned vacation, (iii) any incurred but unpaid ordinary and necessary business expenses and (iv) severance pay equal to two times his annual base salary and target cash incentive. Provided however, if Mr. Young’s termination occurs concurrently with or within twenty-four (24) months following a Change-of-Control (as defined in the employment agreement), the severance pay will be equal to three times his annual base salary and target cash incentive for the last completed calendar year prior to such termination. In addition, Mr. Young is entitled to the continuation of benefits under our standard employee benefit plan during the period that they are entitled to receive severance payments.

Other Named Executive Officers

Under the employment agreements with each of Messrs Mathieson, Moffitt, Smith and Vos we may be obligated to make severance payments following the termination of each executive officer’s employment if we terminate him without cause or he terminates his employment for good reason, subject to certain cure periods. The amount that each named executive officer is entitled to receive upon a termination of his employment by us without cause or by the executive officer with good reason is based on the executive officer’s base salary at the time of termination and his incentive compensation. Under the severance provisions of each executive officer’s employment agreement, they are each entitled to severance pay in the amount of 12 months of annual base salary plus an amount equal to the pro-rated amount of his non-equity incentive compensation for the prior year. In addition, the executive officers are entitled to the continuation of benefits under our standard employee benefit plan during the period that they are entitled to receive severance payments. However, if the employment of Messrs. Mathieson, Moffitt, Smith and Vos is terminated by us for Cause or by the executive officer without Good Reason, we are not obligated to make any severance payments to the executive officer.

“Cause” is defined under each employment agreement as:

•	the executive officer’s breach of a material provision of the agreement;

•	the executive officer’s material breach of any of our written policies or procedures;

•	the executive officer’s material non-compliance with a lawful direction given by our chief executive officer;

•	the executive officer’s inability to perform his duties for an uninterrupted period of 180 days;

•	fraud by the executive officer with respect to our business affairs;

•	the executive officer’s commission or plea of no contest to a felony or crime involving moral turpitude; and

•	alcohol abuse or illegal drug use by the executive officer.

“Good Reason” is defined under each employment agreement as:

•	the reduction of the executive officer’s salary or other material component of compensation under the agreement without the executive officer’s prior written consent; or

•	relocation of the executive officer to a location more than 75 miles from the location specified in his agreement without the executive officer’s prior written consent.

Change-of-Control Benefits

Pursuant to the employment agreements entered into with each of Messrs. Young, Mathieson, Moffitt, Smith and Vos, we may be required to make payments to them upon a change-of-control. A change-of-control will occur upon the occurrence of any of the following events that result in a majority of our Board of Directors prior to the event not constituting the majority of our Board of Directors immediately after the completion of the transaction:

•

any person (as defined in Section 13(d) under the Exchange Act) becomes the beneficial owner of our securities (excluding those securities acquired directly from us or our affiliates) representing 50% or more of the combined voting power of our then outstanding voting securities;

•

a merger or consolidation of us with any other corporation unless the voting securities of the Company outstanding immediately prior to the transaction continue to represent (either by remaining outstanding or being converted into voting securities of another entity) more than 50% of the combined voting power of the voting securities of the surviving or parent company; or

•

the consummation of an agreement for the sale or disposition by us of all or substantially all of our assets, other than to an entity where at least 50% of the combined voting power of the voting securities are owned by our stockholders in substantially the same proportions as their ownership of us immediately prior to such sale.

If a termination without Cause or by the executive officer with Good Reason occurs within 12 months after the occurrence of a Change-of-Control, then the executive officer will be entitled to severance payments equal to 18 months of his base salary plus 150% of his prior year’s non-equity incentive award. In addition, each executive officer will immediately be vested in all unvested stock options upon a Change-of-Control.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table reflects all outstanding equity awards held by our named executive officers as of December 31, 2011.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price($)	Option Expiration Date	FN	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (15)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (18)
R. Blake Young	12,500	—	—	$4.00	8/23/2013	1	—	—	—	—
	3,750	—	—	$8.00	10/17/2013	2	—	—	—	—
	2,349	—	—	$23.54	5/15/2014	3	—	—	—	—
	4,386	—	—	$13.68	5//7/2015	4	—	—	—	—
	161,000	207,000	—	$10.23	2/18//2017	5	92,000	—	—	—
	21,734	94,134	—	$5.55	3/3/2018	6	19,310	—	—	—

David Mathieson	9,375	65,625	—	$3.50	5/31/2018	7	25,000	—	—	—

Steven Moffitt	7,500	112,500	—	$8.96	7/1/2017	8	20,000	—	—	—
	4,236	18,356	—	$5.55	3/3/2018	6	19,310	—	—	—
						9	3,765	—	—	—

Matthew H. Smith	1,250	—	—	$4.00	6/20/2013	10	—	—	—	—
	7,353	—	—	$18.00	4/12/2014	11	—	—	—	—
	—	—	—	$19.06	2/12/2015	14	250	—	4,000	—
	12,821	756	—	$4.30	3/3/2016	13	3,108	—	—	—
	18,703	4,200	—	$10.39	3/4/2017	15	7,125	—	—	—
	6,356	27,544	—	$5.55	3/3/2018	6	5,650	—	—	—

Arthur Vos IV	9,235	—	—	$0.82	12/7/2012	17	—	—	—	—
	1,407	—	—	$4.00	8/23/2013	1	—	—	—	—
	3,516	—	—	$18.00	4/12/2014	11	—	—	—	—
	11,340	756	—	$12.40	3/10/2015	12	—	—	—	—
	9,240	4,200	—	$4.30	3/3/2016	13	2,240	—	—	—
	—	—	—	$19.06	2/12/2015	14	250	—	4,000	—
	7,410	9,527	—	$10.39	3/4/2017	15	2,823	—	—	—
	3,411	14,779	—	$5.55	3/3/2018	6	3,032	—	—	—

Michael Picchi	5,146	—	—	$18.00	4/12/2014	11	—	—	—	—
	16,143	—	—	$12.40	3/10/2015	12	—	—	—	—
	24,026	—	—	$4.30	3/3/2016	13	—	—	—	—
	15,268	—	—	$10.39	3/4/2017	15	—	—	—	—
	1,550	—	—	$5.55	3/3/2018	6	—	—	—	—

Christopher Camino	56,250	—	—	$8.70	6/14/2017	16	—	—	—	—
	3,636	—	—	$5.55	3/3/2018	6	—	—		—

1	These options are fully vested and will expire on August 23, 2013.
2	These options are fully vested and will expire on October 17, 2013.
3	These options are fully vested and will expire on May 15, 2014
4	These options are fully vested and will expire on May 7, 2015.
5	Options vest one-sixteenth each quarter over four years commencing on May 18, 2010 with the final installment vesting on February 18, 2014. Restricted shares vest in two installments, 50% on February 18, 2012 and 50% on February 18, 2013.
6	Options vest one-sixteenth each quarter over four years commencing on June 3, 2011 with the final installment vesting on March 3, 2018. Restricted shares vest and the repurchase right shall lapse with respect to such shares on March 3, 2014.
7	Options vest one sixteenth each quarter over four years commencing on August 31, 2011 with the final installment vesting on May 31, 2018. Restricted shares vest and the repurchase right shall lapse with respect to such shares on May 31, 2014.
8	Options vests one sixteenth each quarter over four years commencing on October 1, 2010 with the final installment vesting on July 1, 2014. Restricted shares granted on July 1, 2010 and remains subject to a repurchase right in the Company until July 1, 2013.
9	Restricted shares granted on March 3, 2011 and remains subject to a repurchase right in the Company until March 3, 2014.
10	These options are fully vested and will expire on June 20, 2013.
11	These options are fully vested and will expire on April 12, 2014.
12	Options vest one sixteenth each quarter over four years commencing on June 10, 2008 with the final installment vesting on March 10, 2012.
13	Options vest one sixteenth each quarter over four years commencing on June 3, 2009 with the final installment vesting on March 3, 2012.
14	Restricted shares granted with service and market conditions that included three components: (a) a performance incentive, representing 60% of the total value of each grant, that measures the performance of Comverge’s stock against the performance of a peer group over a three-year period (the “Performance Grant”); (b) a timed-based retention incentive, representing 20% of the total value of each grant, to encourage recipients to continue their service with Comverge; and (c) a stock price incentive, representing 20% of the total value of each grant, tied to the Company’s stock price achieving certain target prices over time (the “Price Grant”). The portion of a recipient’s grant represented by the Performance Grant were forfeited on February 11, 2011 as the shares did not vest in proportion to the performance of Comverge’s stock price as compared to the performance of an index of the stock prices of a peer group for the three-year period since granted. The portion of a recipient’s grant represented by the Price Grant was also forfeited on February 12, 2012 as the shares did not vest in proportion to the performance of Comverge’s stock price which did not sustain the vesting parameters of a stock price equal to or greater than $30, $35, $40 and $45 per share, each for a separate continuous 30-day period.
15	Options vest one sixteenth each quarter over four years commencing on June 4, 2010 with the final installment vesting on March 4, 2014. Restricted shares granted on March 4, 2010 but remains subject to a repurchase right by the Company until March 4, 2013.
16	Options vests one sixteenth each quarter over four years commencing on September 14, 2010. Mr. Camino left the Company on December 31, 2011. As such all of vested options will expire on December 31, 2012 in accordance with the terms of the Company’s Long-term Incentive Plan, as amended.
17	These options are fully vested and will expire on December 7, 2012.
18	The market price of the Company’s Common Stock on December 30, 2011 was $1.26.

Option Exercises and Stock Vested in 2011

The following table reflects the stock options exercised by and restricted stock vested to our named executive officers during fiscal 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting	Value Realized on Vesting ($) (2)

R. Blake Young	—	$—	—	$—

David Mathieson	—	$—	—	$—

Steven Moffitt	—	$—	—	$—

Matthew H. Smith	—	$—	3,500	$10,428

Arthur Vos	—	$—	3,016	$13,977

Michael D. Picchi	—	$—	4,436	$22,957

Christopher Camino	—	$—	—	$—

(1)	The value realized on exercise of option awards is computed by determining the difference between the market price of the underlying securities at exercise and the exercise or base price of the options.
(2)	The value realized on vesting of stock awards is computed by multiplying the number of shares of stock by the market value of the underlying shares on the vesting date.

401(k) Plan

Effective January 1, 2009, the Company maintains the Comverge, Inc. 401(k) Plan (the “401(k) Plan”). The 401(k) plan is intended to be a tax-qualified plan under Section 401 of the Internal Revenue Code of 1986, as amended and covers all of our employees who have completed at least 6 months of service. Under the 401(k) Plan, each eligible employee may elect to contribute up to a maximum of 90% of pre-tax compensation, not exceeding $17,000 ($22,500 with catch-up contributions) for the 2012 calendar year. We make contributions on behalf of eligible employees in an amount up to three percent (3%, through a 1/2% match for the first 6% of the employee’s contributions). All employee and employer contributions to the 401(k) Plan are 100% vested upon contribution. Distribution of accrued benefits normally can commence upon the participants reaching age 59 1/2 (or earlier if, upon the participant’s death or disability).

Indemnification Agreements

We have entered into indemnification agreements with all of our directors and executive officers under which we have agreed to indemnify such persons against all direct and indirect costs of any type or nature whatsoever (including attorneys’ fees) incurred as a result of the fact that such person, in his or her capacity as a director or officer, is made or threatened to be made a party to any suit or proceeding. These persons are indemnified to the fullest extent now or hereafter permitted by the General Corporation Law of the State of Delaware. The indemnification agreements also provide for the advancement of expenses to these directors and officers in connection with any such suit or proceeding.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” contained in this proxy statement. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this proxy statement and in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2012.

Respectfully submitted,

COMPENSATION COMMITTEE MEMBERS:

Nora Mead Brownell, former member and Chairman (until February 27, 2012)

David R. Kuzma, current Chairman (effective February 27, 2012)

Alec G. Dreyer

John T. McCarter

A. Laurence Jones (effective February 27, 2012)

COMPENSATION COMMITTEE INTERLOCKS

AND INSIDER PARTICIPATION

The members of the Compensation Committee of our Board of Directors for 2011 were Messrs. Dreyer and McCarter and Ms. Brownell. There are no members of the Compensation Committee who were officers or employees of Comverge or any of our subsidiaries during 2011, were formerly officers of Comverge, or had any relationship otherwise requiring disclosure hereunder. None of our executive officers served as a director or as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity that has an executive officer serving as a director or as a member of our Board’s Compensation Committee during 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of March 31, 2012, by each entity or person who is known to beneficially own 5% or more of our common stock, each of our current directors, each director nominee and each Named Executive Officer identified in the “Summary Compensation Table” contained in this proxy statement and all of our current directors and current executive officers as a group.

	Shares Beneficially Owned
Names and Address of Beneficial Owner	Number	Percent

5 % Stockholders:
EnerTech Capital Partners II, LP (1)	1,520,654	5.5%
ECP II Interfund L.P. (2)	58,007	*
EnerTech Capital Holding Company, LP (3)	2,018	*
Ardsley Advisory Partners (4)	1,602,800	5.8%
Stephens Investment Management, Inc. (5)	2,418,443	8.8%
S Squared Technology LLC (6)	2,212,300	8.1%
Raging Capital Management LLC (7)	3,920,216	14.3%
Grace Bay Holdings II, LLC (8)	2,747,252	10.0%

Named Executive Officers, Directors and Director Nominees:
R. Blake Young (9)	552,544	2.0%
David Mathieson (10)	89,887	*
Steven Moffitt (11)	149,397	*
Teresa Naylor (12)	36,691	*
Matthew H. Smith (13)	115,233	*

Arthur Vos IV (14)	148,400	*
David Ellis (15)	76,551	*
George Hunt (16)	80,061	*
Michael D. Picchi (17)	155,179	*
Christopher Camino (18)	59,886	*
Nora Mead Brownell (19)	71,030	*
Alec G. Dreyer (20)	54,722	*
Larry Jones (21)	50,015	*
John T. McCarter (22)	31,796	*
Joseph O’Donnell (23)	47,515	*
John S. Rego (24)	31,796	*
Rudolph J. Hoefling (25)	59,610	*
David R. Kuzma (26)	59,610	*
James J. Moore, Jr. (27)	59,610	*
All current directors and executive officers as a group (18) persons) (28)	1,778,479	6.5%

*	Indicates beneficial ownership of less than one percent of the total outstanding common stock.
(1)	Former Board member, Scott Ungerer, together with ECP II Management L.P., the general partner of EnerTech Capital Partners II L.P. (“ECP II LP”), ECP II Management LLC, the general partner of ECP II Management L.P., and William G. Kingsley, Robert Keith, Jr. and Mark J. DeNino, the other members of the executive board of ECP II Management, LLC, may be deemed to share dispositive and voting power over the shares held by ECP II LP. Mr. Ungerer disclaims beneficial ownership of shares held by ECP II LP except to the extent of any pecuniary interest therein. The address for ECP II LP is 625 W. Ridge Avenue, Bldg. D, Suite 105, Conshohocken, Pennsylvania 19428.
(2)	Former Board member, Scott Ungerer, together with ECP II Management LLC, the general partner of ECP II Interfund LP (“ECP II Interfund”), and William G. Kingsley, Robert E. Keith, Jr. and Mark J. DeNino, the other members of the executive board of ECP II Management LLC, may be deemed to share dispositive and voting power over the shares held by ECP II Interfund. Mr. Ungerer disclaims beneficial ownership of shares held by ECP II Interfund, except to the extent of any pecuniary interest therein. The address for ECP II Interfund is 625 W. Ridge Avenue, Bldg. D, Suite 105, Conshohocken, Pennsylvania 19428.
(3)	Former Board member, Scott Ungerer, together with EnerTech Capital Holding Company Manager LLC, the general partner of EnerTech Capital Holding Company, LP (“ECHC”), and William G. Kingsley, the other members of the executive board of EnerTech Capital Holding Company Manager LLC, may be deemed to share dispositive and voting power over the shares held by ECHC. Mr. Ungerer disclaims beneficial ownership of shares held by ECHC, except to the extent of any pecuniary interest therein. The address for ECHC is 625 W. Ridge Avenue, Bldg. D, Suite 105, Conshohocken, Pennsylvania 19428.
(4)	This information was provided pursuant to a Schedule 13F filed with the SEC on February 14, 2011 by Ardsley Advisory Partners and certain of its affiliates (“Ardsley”). Ardsley claims shared voting power with respect to 1,602,800 shares of common stock at March 1, 2012. The address of Ardsley is 262 Harbor Drive, 4t Floor, Stamford, CT 06902.
(5)	This information was provided pursuant to a Schedule 13G filed with the SEC on February 14, 2012 by Stephens Investment Management, Inc. Stephens Investment Management, Inc. claims sole voting power with respect to 2,418,443 shares of common stock at December 31, 2011. The address of Stephens Investment Management, Inc. is One Ferry Building, Suite 255, San Francisco, CA 94111.
(6)	This information was provided pursuant to a Schedule 13G filed with the SEC on February 14, 2012 by S Squared Technology LLC. S Squared Technology LLC claims sole voting power with respect to 2,212,300 shares of common stock at December 31, 2011. The address of S Squared Technology LLC is 414 Madison Avenue, New York, NY 10022.
(7)	This information was provided pursuant to a Schedule 13D filed with the SEC on April 13, 2012 by Raging Capital Management, LLC and its affiliates. Raging Capital Management, LLC and its affiliates claims shared voting power and shared dispositive power with respect to 3,920,216 shares of common stock at April 11, 2012. The address of Raging Capital Management, LLC is c/o Steven Wolosky, Olshan Grundman Frome Rosenzweig & Wolosky LLP, Park Avenue Tower, 65 East 55th Street, New York, New York 10022.

(8)	This information was provided pursuant to a Schedule 13D filed with the SEC on March 26, 2012 by Grace Bay Holdings II, LLC. Grace Bay Holdings II, LLC claims shared voting power and shared dispositive power with respect to 2,747,252 shares of common stock at February 24, 2012 upon conversion of the convertible note they hold pursuant to the loan and security agreement with the Company. The address of Grace Bay Holdings II, LLC, is c/o H.I.G. Capital, LLC, 1450 Brickell Avenue, 31st Floor, Miami, Florida 33131.
(9)	Includes 235,949 shares issuable to Mr. Young upon exercise of options that are or will become exercisable within 60 days.
(10)	Includes 16,887 shares issuable to Mr. Mathieson upon exercise of options that are or will become exercisable within 60 days.
(11)	Includes 50,648 shares issuable to Mr. Moffitt upon exercise of options that are or will become exercisable within 60 days.
(12)	Includes 10,839 shares issuable to Ms. Naylor upon exercise of options that are or will become exercisable within 60 days.
(13)	Includes 64,628 shares issuable to Mr. Smith upon exercise of options that are or will become exercisable within 60 days.
(14)	Includes 55,401 shares issuable to Mr. Vos upon exercise of options that are or will become exercisable within 60 days.
(15)	Includes 46,558 shares issuable to Mr. Ellis upon exercise of options that are or will become exercisable within 60 days.
(16)	Includes 46,463 shares issuable to Mr. Hunt upon exercise of options that are or will become exercisable within 60 days.
(17)	Includes 64,607 shares issuable to Mr. Picchi upon exercise of options that are or will become exercisable within 60 days. As of March 31, 2012, none of the Options had an exercise price less than the Offer Price described below. Mr. Picchi left the Company on July 13, 2011.
(18)	Includes 59,886 shares issuable to Mr. Camino upon exercise of options that are or will become exercisable within 60 days. As of March 31, 2012, none of the Options had an exercise price less than the Offer Price described below. Mr. Camino left the Company effective December 31, 2011.
(19)	Includes 21,445 shares issuable to Ms. Brownell upon exercise of options that are or will become exercisable within 60 days.
(20)	Includes 13,684 shares issuable to Mr. Dreyer upon exercise of options that are or will become exercisable within 60 days.
(21)	Includes 12,775 shares issuable to Mr. Jones upon exercise of options that are or will become exercisable within 60 days.
(22)	Does not include any shares issuable to Mr. McCarter upon exercise of options that are or will become exercisable within 60 days.
(23)	Includes 12,775 shares issuable to Mr. O’Donnell upon exercise of options that are or will become exercisable within 60 days.
(24)	Does not include any shares issuable to Mr. Rego upon exercise of options that are or will become exercisable within 60 days.

(25)	Does not include any shares issuable to Mr. Hoefling upon exercise of options that are or will become exercisable within 60 days.
(26)	Does not include any shares issuable to Mr. Kuzma upon exercise of options that are or will become exercisable within 60 days.
(27)	Does not include any shares issuable to Mr. Moore upon exercise of options that are or will become exercisable within 60 days.
(28)	Includes 715,546 shares issuable to our executive officers and directors as a group, upon exercise of options that are or will become exercisable within 60 days.

Agreement and Plan of Merger

On March 26, 2012, we entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with Peak Holding Corp., referred to as Parent, and Peak Merger Corp, a wholly owned subsidiary of Parent and referred to as the Purchaser. Parent is a subsidiary of H.I.G. Capital, LLC. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, the Purchaser commenced on April 11, 2012 a cash tender offer, referred to as the Offer, to acquire all of the outstanding shares of common stock of Comverge, which we refer to collectively as the Shares, at a price of $1.75 per share in cash, without interest, and less any required withholding taxes, referred to as the Offer Price.

The Purchaser’s obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of Shares that must be tendered. The consummation of the Offer is not subject to any financing condition.

Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the stockholders of Comverge, the Purchaser will merge with and into Comverge, with Comverge surviving as a wholly owned subsidiary of Parent. At the effective time of the merger, the Shares not purchased pursuant to the Offer, other than shares held by Comverge, Parent, Purchaser, any subsidiary of Parent or by stockholders of Comverge who have perfected their statutory rights of appraisal under Delaware law, will be converted into the right to receive $1.75 per share in cash, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, each outstanding option to purchase Shares will be deemed exercised and cancelled, with each former holder thereof receiving an amount in cash equal to the excess, if any, of the Offer Price over the exercise price thereof multiplied by the number of shares subject to such option.

Also, pursuant to the Merger Agreement and as disclosed in the Information Statement attached as Annex I to the Schedule 14D-9 filed with the SEC and dated April 12, 2012 (as amended and supplemented from time to time, the “Schedule 14D-9”), subject to the requirements of Section 14(f) of the Exchange Act and Rule 14f-1 promulgated thereunder, upon the purchase by Purchaser pursuant to the Offer of such number of Shares as shall satisfy the Minimum Condition (as defined in the Merger Agreement) and from time to time thereafter, Purchaser is entitled to designate directors (the “Purchaser Designees”) to serve on the Board up to such number of directors equal to the product (rounded up to the next whole number) obtained by multiplying (x) the total number of directors on the Board (giving effect to any increase in the number of directors pursuant to the Merger Agreement) by (y) the percentage of the outstanding number of Shares (not determined on a fully diluted basis) beneficially owned by Purchaser and its affiliates. The Company has agreed, upon Purchaser’s exercise of such right, to take all such actions as necessary to cause Purchaser’s designees to be elected or designated to the Board at such time, including by increasing the size of the Board and seeking and accepting resignations from incumbent directors. The Company shall also cause, to the fullest extent permitted by applicable law and the rules of the Nasdaq Stock Market LLC (“Nasdaq”), the directors elected or designated by Purchaser to the Board to serve on and constitute the same percentage of each committee of the Board as such directors represent on the Board. Additional information regarding the Purchaser Designees and the terms of the Merger Agreement are provided in the Schedule 14D-9 and the Information Statement attached as Annex I to the Schedule 14D-9.

EQUITY COMPENSATION PLAN INFORMATION

Information regarding stock-based compensation awards outstanding and available for future grants as of December 31, 2011, segregated between stock-based compensation plans approved by stockholders and stock-based compensation plans not approved by stockholders, is presented in the table below:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (3)
Equity compensation plans approved by security holders	2,361,750	$11.06	1,950,053

Equity compensation plans not approved by security holders	—	—	—

Total	2,361,750	$11.06	1,950,053

(1)	Represents 2,244,055 stock options granted under the 2006 Comverge, Inc. Long-term Incentive Plan.
(2)	Represents the weighted-average exercise price of the 2,361,750 outstanding options. The weighted-average remaining term of all outstanding options is 3.6 years.
(3)	Includes common shares available for issuance under the Amended Plan pursuant to awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance units and other equity-based or equity-related awards.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and any person or entity that owns more than ten percent of our common stock, to file with the Securities and Exchange Commission certain reports of ownership and changes in ownership of our securities. Executive officers, directors and stockholders who hold more than ten percent of our outstanding common stock are required by the Securities and Exchange Commission to furnish us with copies of all required forms filed under Section 16(a). We prepare Section 16(a) forms on behalf of our executive officers and directors based on the information provided by them.

Based upon (i) the copies of Section 16(a) reports that we received with respect to reporting persons for their 2011 fiscal year transactions and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed for them for the 2011 fiscal year, we believe that there has been compliance with all Section 16(a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year, except that a Form 4 filed on behalf of a Board member, Joseph O’Donnell, was filed on February 1, 2011, instead of January 28, 2011.

DIRECTOR COMPENSATION

To compare our director compensation program with market practices, in 2011, our Compensation Committee reviewed benchmarking data provided to them by PM&P, the Committee’s compensation consultant. In late December 2011, the Compensation Committee requested a review of the Company’s peer group based on stockholders’ feedback. PM&P derived the benchmarking data from the new peer group, as described above. The companies selected in the new 2012 compensation peer group are generally comparable in size to Comverge with respect to revenues, market capitalization, businesses and/or number of employees. Based on the new peer group data and in accordance with the Board’s agreement with Ardsley, on March 7, 2012, the Committee adopted a new policy on board compensation. In accordance with this policy beginning in April 2012 non-employee directors receive an annual cash retainer of $40,000 (paid in quarterly installments) and an additional annual cash retainer of $10,000 (paid in quarterly installments) for each of the Compensation and Nominating/Corporate Governance Committee chair position held. In addition, the Audit Committee chair will receive an additional annual cash retainer of $20,000 and the Chairman of the Board position will receive an annual cash retainer of $30,000. The annual cash retainers are pro-rated contingent upon the effective date for newly appointed Board members and the number of meetings remaining in the fiscal year. We reimburse all of our directors for all reasonable out-of-pocket expenses incurred for attending meetings of our Board of Directors and committees. Directors who also served as employees of the Company received no additional compensation for serving on our Board of Directors. In addition, in fiscal year 2010, the Board adopted a director education policy to encourage continuing director education and which provides each director with a stipend of up to $2,500, plus reasonable out-of-pocket expenses for attending board education and training programs annually.

Under our current director compensation policy as described above, grants of equity awards are made pursuant to a plan approved by our Board of Directors that provides that each non-employee director be awarded annual equity grants with an estimated aggregate value of $85,000 in the form of restricted common stock. The restricted stock is awarded on the date of our annual stockholders’ meeting, except for a director whose term is expiring and is not standing for re-election. The number of shares of restricted common stock granted is determined by dividing $85,000 by the volume-weighted average stock price in the last sixty days of trading of the Company’s common stock as reported on the Nasdaq Global Market on the date of grant. The restricted stock typically vest in one fourth increments per quarter over one year. The Board has not granted any awards to non-employee directors and in light of the Merger with HIG Capital, does not currently intend to grant any such awards to non-employee directors in fiscal 2012.

In addition to the above, under current director compensation policy as described above, for each new director appointed or elected to our Board of Directors, a one-time equity grant of restricted common stock and/or options to purchase our common stock is awarded with an estimated aggregate value of $80,000, with the number of shares determined based on the volume-weighted average price of our common stock as quoted on the Nasdaq Global Market over the last 60 days prior to the director’s appointment or election. This one-time equity grant is made on the date of the new director’s election or appointment to our Board. As part of the agreement with Ardsley, on February 27, 2012, the Board appointed three directors nominated by Ardsley, temporarily increasing the size of the Board from eight to ten directors. Immediately following the 2012 Annual Meeting, the Board will decrease in size to a total of 9 members. The reconstituted Board includes three new members: David R. Kuzma; James J. Moore; and Rudolf J. Hoefling. Former Board member, Mr. Scott Ungerer stepped down from the Board, and Joseph O’Donnell notified the Board that he does not intend to stand for re-election at the 2012 Annual Meeting. Also under the terms of the agreement, Mr. Kuzma joined the Board’s Compensation Committee as its Chairman, Mr. Moore joined the Board’s Nominating and Corporate Governance and Strategy Committees and Mr. Hoefling joined the Board’s Audit and Nominating and Corporate Governance Committees.

Stock Ownership Requirements

In 2011, our Nominating and Corporate Governance Committee undertook a review and revision of the stock ownership guidelines to bring it in line with current marketplace practice. The Committee revised the guidelines effective August 17, 201. However, as currently established at December 31, 2011, the multiple for targeted stock ownership requirements under our new stock ownership guidelines for our directors is three times annual cash retainer. Based on the new guidelines, at December 31, 2011, none of our directors have achieved the stock ownership guidelines due to a declining stock price. Each director has five years from the date they become subject to the guidelines to meet the guidelines. Stock that counts towards satisfaction of the guidelines includes the following:

•	Shares acquired upon stock option exercises;

•	Shares owned outright by the executive;

•	Restricted shares issued to the executive, whether or not vested, assuming the restriction is based on time-based vesting, i.e., performance-based vesting is not included;

•	Shares attributable to an executive’s vested account balance in any savings or retirement plan, deferred compensation plan, etc.; and

•	Shares owned directly through a brokerage account, including restricted shares but excluding restricted shares that are subject to achievement of performance goals;

Until in compliance with the guidelines, directors are prohibited from disposing of their shares except for purposes of offsetting taxes. In addition, if not in compliance after the initial compliance period, directors shall receive up to fifty percent (50%) of their cash retainer in the form of equity to count towards achieving the guidelines.

Director Compensation for the 2011 Fiscal Year

The following table sets forth the aggregate compensation awarded to, earned by or paid to our directors during fiscal 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value And Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Nora Mead Brownell (3)	$100,000	$86,009	—	—	—	—	$186,009

Alec G. Dreyer (4)	$117,500	$86,009	—	—	—	—	$203,509

A. Laurence Jones (5)	$70,000	$86,009	—	—	—	—	$156,009

John McCarter (6)	$70,000	$86,009	—	—	—	—	$156,009

Joseph O’Donnell (7)	$85,000	$86,009	—	—	—	—	$171,009

John Rego (8)	$77,500	$86,009	—	—	—	—	$163,509

Scott Ungerer (9)	$70,000	$86,009	—	—	—	—	$156,009

Rudolf J. Hoefling (10)	—	—	—	—	—	—	—

David R. Kuzma (10)	—	—	—	—	—	—	—

James J. Moore, Jr. (10)	—	—	—	—	—	—	—

(1)	For 2011, stock awards have been calculated to show the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic 718. For additional discussion of assumptions made in the valuation, see “Note 15 – Stock Based Compensation” to our audited financial statements for the year ended December 31, 2011 as contained in our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 15, 2012.
(2)	For 2011, stock options have been calculated to show the aggregate grant date fair value of awards computed in accordance with FASB Accounting Standards Codification Topic 718. For additional discussion of assumptions made in the valuation, see “Note 15 – Stock Based Compensation” to our audited financial statements for the year ended December 31, 2011 as contained in our 2011 Annual Report on Form 10-K.
(3)	Fees earned by Ms. Brownell in 2011 included the following: i) cash retainer of $70,000 and (ii) retainer of $30,000 as chairperson of our Compensation and Regulatory Committees. For Ms. Brownell, stock awards reflect the value of 22,340 shares of restricted stock granted on May 10, 2011.
(4)	Fees earned by Mr. Dreyer in 2011 included the following: i) cash retainer of $110,000 as Chairman of our Board of Directors and ii) retainer of $7,500 for two quarters as Chairman of our Audit Committee. For Mr. Dreyer, stock awards reflect the value of 22,340 shares of restricted stock granted on May 10, 2011.

(5)	Fees earned by Mr. Jones in 2011 included a cash retainer of $70,000. For Mr. Jones, stock awards reflect the value of 22,340 shares of restricted stock granted on May 10, 2011.
(6)	Fees earned by Mr. McCarter in 2011 included a cash retainer of $70,000. For Mr. McCarter, stock awards reflect the value of 9,456 shares of restricted stock granted on May 10, 2011.
(7)	Fees earned by Mr. O’Donnell: i) cash retainer of $70,000 and ii) retainer of $15,000 as Chairman of our Nominating and Corporate Governance Committee. For Mr. O’Donnell, stock awards reflect the value of 22,340 shares of restricted stock granted on May 10, 2011.
(8)	Fees earned by Mr. Rego in 2011 included the following: i) a cash retainer of $70,000 and ii) retainer of $7,500 for two quarters as Chairman of our Audit Committee. For Mr. Rego, stock awards reflect the value of 22,340 shares of restricted stock granted on May 10, 2011.
(9)	Fees earned by Mr. Ungerer in 2011 included a cash retainer of $70,000. For Mr. Ungerer, stock awards reflect the value of 22,340 shares of restricted stock granted on May 10, 2011.
(10)	Messrs. Hoefling, Kuzma and Moore joined the Board on February 27, 2012.

Item 13.	Certain Relationships and Related Transactions and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Review, Approval or Ratification of Transactions with Related Persons

The Company’s Code of Business Conduct and Ethics requires that all employees and directors avoid conflicts of interest that interfere with the performance of their duties or are not in the best interests of the Company.

In addition, pursuant to its written charter, the Audit Committee reviews and approves all related party transactions between the Company, its executive officers and directors, beneficial owners of five percent or greater of the Company’s securities, and all other related persons as specified under Item 404 of Regulation S-K promulgated by the SEC after examining each such transaction for potential conflicts of interests and other improprieties.

Transactions with Related Persons

The Company did not enter into any related party transactions during fiscal year 2011.

Independence of Directors

As required under the listing standards of the Nasdaq Global Market, on which our common stock is listed, a majority of the members of our Board of Directors qualify as “independent,” as affirmatively determined by our Board. In addition, we impose additional tests of independence with respect to members of the Audit Committee of the Board of Directors that are consistent with the Nasdaq Global Market listing standards and with applicable rules and regulations of the SEC. Our Board of Directors consults with our in-house and outside legal counsel to ensure that the Board’s determinations are consistent with listing standards, SEC rules and relevant securities and other laws and regulations regarding the definition of “independent.” Consistent with these considerations, and after reviewing all relevant transactions or relationships between each director, or any of their family members, and us, our senior management and our independent auditors, of which there were none that were disclosed, our Board of Directors has affirmatively determined that all of our directors, other than Mr. Young, are independent directors, including the other nominees for election, within the meaning of the applicable Nasdaq Global Market Listing Standards.

Item 14.	Principal Accounting Fees and Services

During 2011 and 2010, we retained PricewaterhouseCoopers to provide services in the following categories and amounts:

Fee Category	2011	2010

Audit Fees (1)	$565,000	$567,400

Audit-related Fees (2)	—	15,000

Tax Fees	—	—

All Other Fees (3)	$60,000	—

Total	$625,000	$582,400

(1)	Represents the aggregate fees billed for the audit of the Company’s financial statements ($421,000 in 2011 and $423,400 in 2010) and services in connection with the statutory and regulatory filings or engagements for this fiscal year, including services related to the review of financial statements included in each of our Quarterly Reports on Form 10-Q ($144,000 in 2011 and 2010, respectively).
(2)	Represent the aggregate fees billed for the annual audit of the Company’s 401(K) defined contribution plan.
(3)	Represents $60,000 in fees associated with procedures performed and in connection with proposed capitalization of the Company.

Audit Committee Pre-approval of Services Performed by Our Independent Registered Public Accounting Firm

It is the policy of the Audit Committee of the Board to pre-approve all audit and permissible non-audit services to be performed by PricewaterhouseCoopers. The Audit Committee of the Board pre-approves services by authorizing specific projects within the categories outlined above, subject to the budget for each category. Pursuant to the Audit Committee’s charter, the Committee may form and delegate a portion of its authority to subcommittees, in a manner not inconsistent with the Audit Committee’s charter or our Bylaws.

All services related to audit fees, audit-related fees, tax fees and all other fees provided by PricewaterhouseCoopers during 2011 and 2010 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

For more information on PricewaterhouseCoopers, please see “Report of the Audit Committee” contained in this proxy statement below.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

Comverge, Inc.

/s/ R. Blake Young
R. Blake Young
Director, President and Chief Executive

Power of Attorney

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Blake Young and David Mathieson, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Blake Young	Director, President and Chief Executive Officer	April 30, 2012
R. Blake Young	(Principal Executive Officer)

/s/ David Mathieson	Executive Vice President and Chief Financial Officer	April 30, 2012
David Mathieson	(Principal Financial and Accounting Officer)

/s/ Nora Mead Brownell	Director	April 30, 2012
Nora Mead Brownell

/s/ Alec G. Dreyer	Chairman of the Board	April 30, 2012
Alec G. Dreyer

/s/ A. Laurence Jones	Director	April 30, 2012
A. Laurence Jones

/s/ John T. McCarter	Director	April 30, 2012
John T. McCarter

/s/ John S. Rego	Director	April 30, 2012
John S. Rego

/s/ Joseph M. O’Donnell	Director	April 30, 2012
Joseph M. O’Donnell

Part IV

Item 15.	Exhibits

31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

*	Filed herewith