Form 10-Q
period 2012-03-31
COMVERGE, INC.
filed 2012-05-10
CIK 1372664

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

There were 27,525,863 shares of the Registrant’s common stock, $0.001 par value per share, outstanding on May 8, 2012.

Comverge, Inc.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$18,053	$23,641
Restricted cash	2,192	4,051
Billed accounts receivable, net	18,988	18,481
Unbilled accounts receivable	11,660	12,730
Inventory, net	8,632	10,377
Deferred costs	2,566	1,804
Other current assets	1,547	1,313
Total current assets	63,638	72,397
Restricted cash	9,000	332
Property and equipment, net	27,755	26,865
Intangible assets, net	3,662	3,635
Goodwill	499	499
Other assets	1,642	1,681
Total assets	$106,196	$105,409
Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$6,707	$5,123
Accrued expenses	14,691	20,347
Deferred revenue	13,542	7,094
Current portion of long-term debt	26,147	9,188
Other current liabilities	7,194	7,561
Total current liabilities	68,281	49,313
Long-term liabilities
Deferred revenue	484	490
Long-term debt	—	17,062
Other liabilities	1,256	1,563
Total long-term liabilities	1,740	19,115
Shareholders' equity
Common stock, $0.001 par value per share, authorized 150,000,000 shares; issued 27,577,716 and outstanding 27,479,908, shares as of March 31, 2012 and issued 25,968,436 and outstanding 25,913,694 shares as of December 31, 2011	27	26
Additional paid-in capital	268,083	266,090
Common stock held in treasury, at cost, 97,808 and 54,742 shares as of March 31, 2012 and December 31, 2011, respectively	(400)	(338)
Accumulated deficit	(231,490)	(228,772)
Accumulated other comprehensive loss	(45)	(25)
Total shareholders' equity	36,175	36,981
Total liabilities and shareholders' equity	$106,196	$105,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenue
Product	$8,095	$4,691
Service	24,486	13,934
Total revenue	32,581	18,625
Cost of revenue
Product	6,125	3,462
Service	9,942	7,396
Total cost of revenue	16,067	10,858
Gross profit	16,514	7,767
Operating expenses
General and administrative expenses	11,362	10,234
Marketing and selling expenses	5,034	5,089
Research and development expenses	1,133	1,049
Amortization of intangible assets	66	237
Operating loss	(1,081)	(8,842)
Interest and other expense, net	1,385	929
Loss before income taxes	(2,466)	(9,771)
Provision for income taxes	252	15
Net loss	$(2,718)	$(9,786)
Net loss per share (basic and diluted)	$(0.10)	$(0.39)
Weighted average shares used in computation	26,167,484	24,790,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(2,718)	$(9,786)
Other comprehensive income:
Change in foreign currency translation adjustment	(20)	—
Other comprehensive income	(20)	—
Comprehensive loss	$(2,738)	$(9,786)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(2,718)	$(9,786)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,281	529
Amortization of intangible assets and capitalized software	256	410
Stock-based compensation	746	1,136
Other	382	537
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable, net	608	9,547
Inventory, net	1,181	(1,457)
Deferred costs and other assets	(473)	(234)
Accounts payable	1,558	238
Accrued expenses and other liabilities	(5,642)	(9,539)
Deferred revenue	6,442	2,768
Net cash provided by (used in) operating activities	3,621	(5,851)
Cash flows from investing activities
Changes in restricted cash	(6,809)	918
Maturities/sales of marketable securities	—	27,724
Purchases of property and equipment	(2,903)	(2,830)
Capitalized software costs	(283)	(323)
Net cash provided by (used in) investing activities	(9,995)	25,489
Cash flows from financing activities
Borrowings under Peak Holding Corp. debt facility, net of debt discount	11,104	—
Repayment of Silicon Valley Bank debt facility	(11,250)	(750)
Proceeds from issuance of common stock, net of offering costs	1,239	—
Other	(293)	54
Net cash provided by (used) in financing activities	800	(696)
Effect of exchange rate changes on cash and cash equivalents	(14)	—
Net change in cash and cash equivalents	(5,588)	18,942
Cash and cash equivalents at beginning of period	23,641	7,800
Cash and cash equivalents at end of period	$18,053	$26,742
Cash paid for interest	$490	$257
Supplemental disclosure of noncash investing and financing activities
Recording of asset retirement obligation	$(261)	$(222)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Index to Form 10-Q

COMVERGE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	Description of Business, Basis of Presentation, Merger Agreement, Liquidity and Substantial Doubt about Ability to Continue as a Going Concern

Description of Business

Comverge, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”), provide intelligent energy management solutions that enable energy providers and consumers to optimize their power usage and meet peak demand.  The Company delivers its intelligent energy management solutions through a portfolio of hardware, software and services.  The Company has two operating segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment. In December 2011, the Company began international operations in South Africa.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of its subsidiaries. These unaudited condensed consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments considered necessary for a fair statement of the Company’s financial position as of March 31, 2012 and the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011, consisting only of normal and recurring adjustments. All significant intercompany transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012. The interim condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the Company’s consolidated financial statements and footnotes thereto for the year ended December 31, 2011 on Form 10-K filed on March 15, 2012.

The condensed consolidated balance sheet as of December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States.

Merger Agreement

On March 26, 2012, the Company, Peak Holding Corp., a Delaware corporation (“Parent”) and Peak Merger Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of the Company's common stock (the “Offer”) for a purchase price of $1.75 per share, net to the holders thereof, in cash (the “Offer Price”), without interest, subject to the terms and conditions of the Merger Agreement.

On April 11, 2012, Purchaser commenced the Offer. The consummation of the Offer is conditioned on at least a majority of the shares of the Company's common stock (calculated in accordance with the Merger Agreement) having been validly tendered into and not withdrawn prior to 5:00 p.m., New York City time, on May 9, 2012, as well as other customary conditions, including receipt of certain regulatory approvals, the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, in certain cases subject to certain qualifications and limitations. On May 10, 2012, the Company announced that the tender offer expired at 5:00 p,m., New York City time, on May 9, 2012 and that, as of the expiration time, 14,407,789 shares of the Company's common stock had been validly tendered and not withdrawn, including 744,898 shares that had been tendered pursuant to notices of guaranteed delivery, representing approximately 52.2% of the outstanding shares of the Company. H.I.G. Capital, LLC also announced on May 10, 2012 that , commencing immediately, Purchaser commenced a subsequent offering period to acquire all of the remaining untendered shares, commencing immediately and expiring at 11:59 p.m., New York City time, on Monday, May 14, 2012. During the subsequent offering period, the Company's stockholders who did not previously tender their shares of common stock in the offer may do so and Peak will accept for payment and promptly pay for such shares as they are tendered. Stockholders who tender shares during such period will receive the same $1.75 per share price, without interest and subject to applicable withholding taxes, that was paid in the tender offer. Procedures for tendering shares during the subsequent offering period are the same as during the initial

Index to Form 10-Q

offering period with two exceptions: (1) shares cannot be delivered by the guaranteed delivery procedure and (2) in accordance with SEC rules, shares tendered during the subsequent offering period may not be withdrawn.

The Merger Agreement provides that, following the consummation of the Offer, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. In the Merger, each outstanding share of the Company's common stock (other than treasury shares, shares held by Parent, Purchaser or any of their wholly-owned subsidiaries, or as to which dissenters' rights have been properly exercised) will be converted into the right to receive the Offer Price. The consummation of the Merger is subject to certain closing conditions, including approval by the Company's stockholders, if required.

During the period beginning on the date of the Merger Agreement and continuing through April 25, 2012 (the “Go-Shop Period”), the Company initiated, solicited and encouraged alternative acquisition proposals from third parties and provided non-public information to and entered into discussions or negotiations with third parties with respect to alternative acquisition proposals. The Company did not extend the Go-Shop period for up to 10 days following April 25, 2012. At the end of the Go-Shop Period, the Company became subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions or negotiations with third parties regarding alternative acquisition proposals. These “no-shop” restrictions are subject to a customary “fiduciary-out” provision which allows the Company, under certain circumstances, to provide information to and participate in discussions and engage in negotiations with third parties with respect to an unsolicited acquisition proposal that the Company's Board of Directors has determined is, or would reasonably be expected to result in, a Superior Proposal.

On March 26, 2012, in connection with entering into the Merger Agreement , the Company also entered into (1) a Note Purchase and Security Agreement by and among the Company, Peak Holding Corp. and the Purchasers and subsidiaries of the Company named therein (the “Note Purchase Agreement”), (2) a Forbearance Agreement by and among the Company, Grace Bay and the subsidiaries of the Company named therein (the “Grace Bay Forbearance Agreement”), (3) a Forbearance Agreement by and among the Company and the other parties to the Note Purchase Agreement (the “NPA Forbearance”), and (4) a Forbearance and Sixth Amendment Agreement by and among the Company, Silicon Valley Bank and the subsidiaries of the Company named therein (the “SVB Forbearance and Amendment”). Refer to Note 5 for more detail on the note and forbearance agreements.

Liquidity and Substantial Doubt about Ability to Continue as a Going Concern

The Company has incurred losses since inception, resulting in an accumulated deficit of $231,490 and stockholders' equity of $36,175 as of March 31, 2012. Working capital deficit as of March 31, 2012 was $4,643, consisting of $63,638 in current assets and $68,281 in current liabilities.  We anticipate spending approximately $5,800 on capital expenditures during the remaining months of 2012.

As of March 31, 2012, the Company classified the Peak Holding Corp. and the Grace Bay debt as current liabilities as both facilities will become due and payable on the forbearance termination dates if the Offer as described above is not completed. Any failure by the Company to pay any obligations that become due and payable under the agreements may constitute an event of default under such agreement.

The Company is required to meet certain financial covenants contained in the Peak Holding Corp., Grace Bay and SVB agreements, specifically a minimum tangible net worth and an adjusted quick ratio. Compliance with the adjusted quick ratio covenant is measured on a monthly basis and compliance with the tangible net worth covenant is measured on a quarterly basis. For the quarter ended March 2012, the Peak Holding Corp. and SVB agreements required a minimum tangible net worth of $41,650 and $49,000, respectively. For March 2012, the Peak Holding Corp. and SVB agreements required a minimum ratio of current assets to current liabilities of 0.70:1.00 and 0.80:1.00, respectively. The Company met the financial covenant requirements for the period ended March 31, 2012. However, management believes it is possible that the Company will not meet the covenant requirements during 2012 if additional capitalization of the Company is not achieved. The Company's failure to comply with these covenants may result in the declaration of an event of default under each of the loan agreements.

An event of default would enable Peak Holding Corp., Grace Bay or SVB, as applicable, to accelerate all amounts due under their respective loans, including outstanding letters of credit, and to exercise other remedies available to them under the respective loan agreements.

As of the date of filing the Company's Annual Report on Form 10-K, there was substantial doubt about the Company's ability to continue as a going concern. If the Merger is not consummated, the debt forbearance agreements will immediately terminate and the Company will continue to face capitalization issues. While the Company continues actively working with the

Index to Form 10-Q

Purchaser on the Merger, there can be no assurance that the Merger will be consummated which could have a material adverse impact on Company's liquidity, financial position and results of operations and its ability to continue as a going concern.

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

The Company enters into long-term contracts with utilities in which the Company typically owns the underlying intelligent energy management network and provides its customer with electric capacity during the peak season. The Company invoices Virtual Peaking Capacity, or VPC, customers on a monthly or quarterly basis throughout the contract year. Contract years typically begin at the end of a control season (generally, at the end of a utility’s summer cooling season that correlates to the end of the utility’s peak demand for electricity) and continue for twelve months thereafter. The VPC contracts require the Company to provide electric capacity through demand reduction to utility customers, and require a measurement and verification of such capacity on an annual basis. In certain VPC contracts, the results of the measurement and verification process are applied retrospectively to the program year. For these contracts, the Company defers revenue and the associated cost of revenue related to these until such time as the annual contract payment is fixed or determinable.   Once a utility’s customer, or program participant, enrolls in one of the Company’s VPC programs, the Company installs hardware at the participant’s location. The cost of the installation and the hardware are capitalized and depreciated as cost of revenue over the remaining term of the contract with the utility or an estimated operating life if such equipment may be placed into an open market on contract expiration.  The Company also records telecommunications costs related to the network as cost of revenue.  The cost of revenue is recognized contemporaneously with revenue.

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

Index to Form 10-Q

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

Foreign Currency Transactions
The currency of the primary economic environment in which the operations of the Company are conducted is the United States Dollar (“dollar”). The functional currency of the Company's international subsidiary is the local currency. The Company translates the financial statements of the subsidiary to dollars using month-end rates of exchange for assets and liabilities and average rates of exchange for revenues, costs, and expenses. The Company records translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. Translation losses were immaterial for the three months ended March 31, 2012. As the Company's international subsidiary was established in late 2011, no such translation gains or losses were recorded in the first quarter of 2011. The Company records net gains and losses resulting from foreign exchange transactions as a component of interest and other income, net. Foreign currency gains were immaterial for the three months ended March 31, 2012 and 2011.

Concentration of Credit Risk

The Company derives a significant portion of its revenue from products and services that it supplies to electricity providers, such as utilities and independent service operators. Changes in economic conditions and unforeseen events could occur and could have the effect of reducing use of electricity by our customers’ consumers. The Company’s business success depends in part on its relationships with a limited number of large customers.  During the three months ended March 31, 2012, the Company had three customers which accounted for 17%, 15% and 11% of the Company’s revenue. The total billed and unbilled accounts receivable from these customers was $18,216, in the aggregate, as of March 31, 2012. The total billed and unbilled accounts receivable from these customers was $19,107, in the aggregate, as of December 31, 2011. During the three months ended March 31, 2011, the Company had two customers which accounted for 24% and 17% of the Company’s revenue.  No other customer accounted for more than 10% of the Company’s total revenue during the three months ended March 31, 2012 and 2011.

The Company is subject to concentrations of credit risk from its cash and cash equivalents and short term investments. The Company limits its exposure to credit risk associated with cash and cash equivalents and short term investments by placing its cash and cash equivalents with a number of domestic financial institutions and by investing in investment grade securities.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance related to comprehensive income. The guidance eliminates the option to present other comprehensive income in the Statement of Shareholders' Equity, but instead allows companies to elect to present net income and other comprehensive income in one continuous statement (Statement of Comprehensive Income) or in two consecutive statements. This guidance does not change any of the components of net income or other comprehensive income and earnings per share will still be calculated based on net income. The Company adopted this guidance on January 1, 2012 and

Index to Form 10-Q

has elected to present two consecutive statements.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed using the weighted average number of common shares outstanding and, when dilutive, potential common shares from options and warrants using the treasury stock method and from convertible securities using the if-converted method. Because the Company reported a net loss for the three months ended March 31, 2012 and 2011, all potential common shares have been excluded from the computation of the dilutive net loss per share for all periods presented because the effect would have been anti-dilutive. Such potential common shares consist of the following:

	Three Months Ended
	March 31,
	2012	2011
Subordinated debt convertible to common stock	2,747,252	2,747,252
Unvested restricted stock awards	872,146	450,042
Outstanding options	2,301,439	2,852,912
Total	5,920,837	6,050,206

4.	Marketable Securities

The amortized cost and fair value of marketable securities, with gross unrealized gains and losses, as well as the balance sheet classification as of March 31, 2012 and December 31, 2011, respectively, is presented below.

	March 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Restricted Cash
Money market funds	$13,505	$—	$—	$13,505	$2,313	$11,192
Total marketable securities	13,505	—	—	13,505	2,313	11,192
Cash in operating accounts	15,740	—	—	15,740	15,740	—
Total	$29,245	$—	$—	$29,245	$18,053	$11,192

	December 31, 2011
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Equivalents	Restricted Cash
Money market funds	$14,305	$—	$—	$14,305	$11,312	$2,993
Total marketable securities	14,305	—	—	14,305	11,312	2,993
Cash in operating accounts	13,719	—	—	13,719	12,329	1,390
Total	$28,024	$—	$—	$28,024	$23,641	$4,383

Realized gains and losses to date have not been material. Interest income for the three months ended March 31, 2012 and 2011 was immaterial.

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

Index to Form 10-Q

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

The types of instruments valued based on quoted prices in less active markets, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency include the Company’s U.S. Agency securities, Commercial Paper, U.S. Corporate Bonds and certificates of deposit. Such instruments are generally classified within Level 2 of the fair value hierarchy. The Company uses consensus pricing, which is based on multiple pricing sources, to value its fixed income investments, when necessary.

The table below presents marketable securities, grouped by fair value levels, as of March 31, 2012 and December 31, 2011.

		Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$13,505	$13,505	$—	$—
Total	$13,505	$13,505	$—	$—

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$14,305	$14,305	$—	$—
Total	$14,305	$14,305	$—	$—

5.	Long-Term Debt

On November 5, 2010, Comverge, Inc. and its wholly-owned subsidiaries entered into a five-year $15,000 subordinated convertible loan and security agreement with Partners For Growth III, L.P. ("PFG"). Pursuant to Schedule 13D filed with the Securities and Exchange Commission on February 27, 2012, Grace Bay Holdings II, LLC ("Grace Bay") entered into an Assignment and Assumption Agreement with PFG ("the Assignment Agreement”), whereby Grace Bay purchased $7,650 or 51% of the aggregate principal amount of the PFG loan with an option to purchase the remaining 49%, effective February 24, 2012. On March 2, 2012, PFG gave notice of its right under the Assignment Agreement to put its remaining interest in the loan to Grace Bay (the “Put”). By letter dated March 8, 2012, Grace Bay delivered notice to the Company that it had acquired PFG's remaining interest in the Note. From and after March 8, 2012, PFG does not have any voting or dispositive control over the loan.

On March 26, 2012, in connection with entering into the Merger Agreement as discussed in Note 1, the Company also entered into (1) a Note Purchase and Security Agreement by and among the Company, Peak Holding Corp. and the Purchasers and subsidiaries of the Company named therein (the “Note Purchase Agreement”), (2) a Forbearance Agreement by and among the Company, Grace Bay and the subsidiaries of the Company named therein (the “Grace Bay Forbearance Agreement”), (3) a Forbearance Agreement by and among the Company and the other parties to the Note Purchase Agreement (the “NPA Forbearance”), and (4) a Forbearance and Sixth Amendment Agreement by and among the Company, Silicon Valley Bank and the subsidiaries of the Company named therein (the “SVB Forbearance and Amendment”).

Index to Form 10-Q

Pursuant to the Note Purchase Agreement, the Company borrowed $12,000, which amount was funded on March 26, 2012. The Company paid $240 in closing fees and reimbursed certain expenses of the lender on March 26, 2012. The reimbursement was recorded as a discount to the debt and will be amortized to interest expense over the life of the note. The note issued pursuant to the Note Purchase Agreement matures on the earliest of December 31, 2013, an event of default, the maturity date of the SVB revolving loan, the maturity date of the SVB term loan or the date the SVB obligations are paid in full. The note bears interest at a rate of 15% per annum, which rate increases 0.5% per year on the anniversary of the effective date of the agreement, which is March 26, 2012. Interest is payable in kind in arrears on the first day of each calendar quarter. The amounts outstanding pursuant to the Note Purchase Agreement are secured by substantially all of the assets of Comverge, Inc. and its subsidiaries. Additionally, the indebtedness under the Note Purchase Agreement is convertible into 19.99% of the outstanding shares of common stock at a conversion price of $1.40 per share, until the Company obtains stockholder approval for the issuance of additional shares of common stock pursuant to the Note Purchase Agreement. If the stockholders of the Company approve the issuance of additional shares of common stock pursuant to the Note Purchase Agreement, the entire principal amount of the indebtedness would be convertible into 8,571,428 shares of common stock. The debt cannot be converted into shares until either (i) Purchaser accepts for purchase the shares of common stock tendered in the Offer or (ii) the Merger Agreement is terminated. The indebtedness may also be converted into preferred stock at $1,000 per share. The Note Purchase Agreement includes a beneficial conversion feature, valued at $3,343, as the conversion price is less than the market price at the commitment date. Conversion is limited to certain circumstances as described above and, as such, the beneficial conversion feature will be recorded when conversion is contractually available to Peak Holding Corp. At such time, the Company will record a debt discount for the beneficial conversion feature and subsequently amortize the debt discount to interest expense.

The Note Purchase Agreement also contains certain covenants of the Company that must be maintained during the time that the indebtedness under the Note Purchase Agreement is outstanding, including financial covenants. The Company must maintain a tangible net worth for the quarter ending March 31, 2012 of $41,650 and an adjusted quick ratio of 0.70:1.00 as of March 31, 2012. The Note Purchase Agreement also contains additional financial covenants, such as fixed charge coverage ratio, total leverage ratio and EBITDA, which are effective at varying dates after March 31, 2012. The Company must also limit capital expenditures during the years 2012 to 2015 to those amounts established in the agreement.

In connection with the Company's entry into the Merger Agreement, the Company also entered into the Grace Bay Forbearance Agreement, pursuant to which Grace Bay agreed to forbear its right to exercise rights and remedies under that certain Loan and Security Agreement dated as of November 5, 2010, as amended, originally between the Company and PFG, which loan agreement was acquired by Grace Bay as disclosed above (the “Grace Bay Loan Agreement”). Grace Bay's forbearance of its rights and remedies under the Grace Bay Loan Agreement extends until July 10, 2012, unless otherwise terminated earlier. The Grace Bay Forbearance terminates in the event of a Material Default (as defined in the Grace Bay Forbearance Agreement) or a Company breach of the terms of the Grace Bay Forbearance Agreement. Additionally, the Grace Bay Forbearance Agreement terminates immediately in the event the Offer is not completed, such as the Offer has not been accepted by the holders of at least 50% plus one share of the Company's outstanding common stock. In the event the Merger Agreement is terminated in connection with the Company's pursuit of a Superior Proposal, the forbearance period will continue for an additional 45 days from termination of the Merger Agreement and the Grace Bay Forbearance Agreement provides that the amounts outstanding under the Grace Bay Loan Agreement may be repaid by the Company upon the successful completion of a tender offer by such other acquiring party in a Superior Proposal transaction. If the Grace Bay Forbearance Agreement terminates, Grace Bay would be able to pursue any and all rights and remedies it may have with respect to events of default under the Grace Bay Loan Agreement.

Under the Grace Bay Loan Agreement, interest is payable monthly, on the first day of each month for interest accrued during the prior month. While Partners for Growth, III, L.P. (“PFG”) (Grace Bay's predecessor-in-interest) held the convertible note under the Loan Agreement, PFG had consistently initiated an automated funds transfer from Comverge's accounts on the first day of each month for the required interest payments, including on March 1, 2012, the date after which Grace Bay had acquired 51% of the convertible note. The Company anticipated that interest payments would continue to be made in such manner, but no such automated funds transfer was initiated on April 1, 2012. On April 17, 2012, upon discovering that such automated funds transfer had not been initiated by Grace Bay, the Company immediately notified Grace Bay. On April 18, 2012, the Company tendered the interest payment (the “April 1 Interest Payment”) and Grace Bay accepted such payment. Grace Bay also agreed to waive any alleged Defaults or Events of Default (as defined in each of the Grace Bay Loan Agreement), if any, and Material Defaults (as defined in each of the Grace Bay Forbearance Agreement and the Peak Forbearance Agreement, respectively), if any, arising as a result of or in connection with the April 1 Interest Payment, but also reserved its rights with respect to any other and/or future Events of Default or Material Defaults.

As previously disclosed in our Form 10-K for the year ended December 31, 2011, the Company did not meet the fiscal year

Index to Form 10-Q

2011 revenue target set forth in the Grace Bay Loan Agreement, which triggered the amortization right. The Grace Bay Forbearance Agreement provides for a forbearance of the requirement that the Company make amortization payments pursuant to the Grace Bay Loan Agreement. The Company paid $75 in a forbearance fee and reimbursed Grace Bay for reasonable costs and expenses related to the forbearance agreement, which were recorded to interest expense in the period. In the event the forbearance period is terminated, the Company would be required to make the amortization payments required by the Grace Bay Loan Agreement. Such amortization payments would be front-loaded, such that 45% of the loan balance (approximately $6,750 as of March 31, 2012) would be due over the first twelve months after Grace Bay's election to amortize. If the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its amortization right under the loan agreement if the Company fails to meet future minimum revenue targets. If Grace Bay exercises its amortization right at any time, the Company, at the election of Peak Holding Corp., must prepay 25% of the outstanding indebtedness under the Note Purchase Agreement immediately after the amortization right has been exercised, 25% within three months after the amortization right has been exercised, 25% within six months after the amortization right has been exercised and 25% within nine months after the amortization right has been exercised. These payments to Peak Holding Corp. are effective regardless of whether the amortization right has been suspended, deferred, terminated or otherwise stopped by Grace Bay.

The provisions of the NPA Forbearance Agreement are generally consistent with those set forth in the Grace Bay Forbearance Agreement. The NPA Forbearance Agreement similarly provides that Peak Holding Corp. and the Purchasers of Notes under the Note Purchase Agreement forbear on their rights and remedies otherwise available due to events of default under the Note Purchase Agreement. The term of the NPA Forbearance Agreement is consistent with the term of the Grace Bay Forbearance Agreement, including the early termination provisions thereof. If the NPA Forbearance Agreement terminates, the Purchasers thereunder would be able to pursue any and all rights and remedies they may have with respect to events of default under the Note Purchase Agreement.

The SVB Forbearance and Amendment provides that SVB will forbear on its rights to exercise any rights and remedies available to it pursuant to the Loan and Security Agreement dated November 6, 2008, as amended (the “SVB Loan Agreement”). The Company paid $150 in a forbearance fee and reimbursed Grace Bay for reasonable costs and expenses related to the forbearance agreement, which were recorded to interest expense in the period. The Company also recorded a $250 fee to interest expense that will be paid on the termination of the forbearance period. Unless otherwise terminated earlier, the forbearance set forth in the SVB Forbearance and Amendment terminates on July 10, 2012. The forbearance period, however, terminates immediately upon the occurrence of any event of default under the SVB Loan Agreement. Additionally, the forbearance period will terminate if the Company breaches the terms of the forbearance set forth in the SVB Forbearance and Amendment. Upon termination of the forbearance period, SVB may pursue any and all rights and remedies it may have with respect to events of default under the SVB Loan Agreement. Further, in the event one of the forbearance agreements (the Grace Bay Forbearance Agreement, the NPA Forbearance Agreement or the SVB Forbearance and Amendment) terminates, all of the forbearance agreements terminate. In addition to the forbearance terms set forth in the SVB Forbearance and Amendment, the agreement also amends the SVB Loan Agreement with respect to certain matters. The SVB Loan Agreement is amended to set the maturity date at July 10, 2012, which maturity date may be extended to December 31, 2012, if the Company consummates a sale of the Company pursuant to the Merger Agreement. Additionally, the SVB Loan Agreement has been amended to terminate the Company's ability to borrow under the revolver set forth in the SVB Loan Agreement and requires that the outstanding term loans and revolving balance be repaid in full. The Company paid the outstanding balance of the loan on March 26, 2012. Pursuant to the SVB Forbearance and Amendment the Company will have the ability to issue new letters of credit, however new letters of credit issued under the facility must be fully cash collateralized. The amendment establishes the tangible net worth and adjusted quick ratio for 2012. For the quarter ending March 31, 2012, the Company must maintain tangible net worth of $49,000. As of March 31, 2012, the Company must measure an adjusted quick ratio of 0.80:1.00. The amendment also changes the calculation of the borrowing base to include certain PJM bi-lateral transactions. The amendment no longer includes a minimum cash requirement, which was previously $20,000. As of March 31, 2012, we had $24,981 face value of irrevocable letters of credit outstanding from the SVB facility.

The Company met the financial covenant requirements for the period ended March 31, 2012. However, management believes it is possible that the Company will not meet the covenant requirements during 2012 if additional capitalization of the Company is not achieved. The Company's failure to comply with these covenants may result in the declaration of an event of default under each of the loan agreements.

The Note Purchase Agreement, the Grace Bay Forbearance Agreement, the NPA Forbearance and SVB Forbearance and Amendment are included as exhibits with the Company's Current Report on Form 8-K as filed with the SEC on March 26, 2012.

Long-term debt as of March 31, 2012 and December 31, 2011 consisted of the following:

Index to Form 10-Q

	March 31, 2012	December 31, 2011
Security and loan agreement with SVB, collateralized by all assets of Comverge, Inc. and its subsidiaries, interest payable at a variable rate (Not applicable as of March 31, 2012 and 3.27% as of December 31, 2011)	$—	$11,250
Subordinated convertible loan agreement with Grace Bay, secured by all assets of Comverge, Inc. and its subsidiaries, maturing in November 2015, interest payable at a variable rate (10.5% as of March 31, 2012 and 6.50% December 31, 2011)	15,000	15,000
Subordinated convertible loan agreement with Peak Holding Corp., secured by all assets of Comverge, Inc. and its subsidiaries, maturing in December 2013, interest payable at a fixed rate (15.0% as of March 31, 2012 and not applicable as of December 31, 2011)	11,147	N/A
Total debt	26,147	26,250
Less: Current portion of long-term debt	(26,147)	(9,188)
Total long-term debt	$—	$17,062

Based on the short maturities of the Company's loan agreements, the fair value of our outstanding debt approximates the carrying value.

6.	Legal Proceedings

The Company assesses the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses.  A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue.  In accordance with applicable accounting guidance, a liability is recorded when the Company determines that a loss is probable and the amount can be reasonably estimated.  Additionally, the Company discloses contingencies for which a material loss is reasonably possible, but not probable. As a litigation or regulatory matter develops, the Company monitors the matter for further developments that could affect the amount previously accrued, if any, and updates such amount accrued or disclosures previously provided as appropriate. As of March 31, 2012, there were no material contingencies requiring accrual.

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

Certain lawsuits have been filed in connection with the Merger and Offer. Each of the filed lawsuits alleges that the Company's directors breached their fiduciary duties in connection with the Offer and Merger and that some or all of the Company, Parent, Purchaser and H.I.G. aided and abetted the breaches. The actions purport to be brought individually and on behalf of similarly situated public shareholders of the Company and seek various forms of relief, including an injunction of the Offer and Merger, rescission of the Offer and Merger to the extent it is consummated prior to the entry of a final judgment, an accounting to the plaintiffs and the class for any damages suffered as a result of the defendants' alleged wrongdoing, and the costs and expenses of the actions.

On March 29, 2012, a purported stockholder of the Company filed a putative class action lawsuit, captioned Stourbridge Investments LLC v. Dreyer, et al., Case No. 12A-02787-8, in the Superior Court of Gwinnett County, Georgia, naming as defendants the Company, the Company's directors, Purchaser and Parent. On April 2, 2012, the plaintiff in the Stourbridge Investments action filed a motion for expedited discovery and proceedings and a motion for preliminary injunction with the Superior Court of Gwinnett County, Georgia. On April 3, 2012, a putative class action lawsuit, captioned Cunningham v.

Index to Form 10-Q

Comverge, Inc., et al., Case No. 12A-02929-2, was filed in the Superior Court of Gwinnett County, Georgia, naming as defendants the Company, the Company's directors, Purchaser, Parent and H.I.G.

On March 29, 2012, a putative class action lawsuit, captioned Schultz v. Young, et al., Case No. 7368, was filed in the Delaware Court of Chancery, naming as defendants the Company, the Company's directors, Purchaser, Parent, and H.I.G. On March 30, 2012, a putative class action lawsuit, captioned Somlinga v. Dreyer, et al., Case No. 7371, was filed in the Delaware Court of Chancery, naming as defendants the Company, the Company's directors, Purchaser, and H.I.G. On April 2, 2012, a putative class action lawsuit, captioned Cohen v. Young, et al., Case No. 7386, was filed in the Delaware Court of Chancery, naming as defendants the Company, the Company's directors, Purchaser, Parent and H.I.G. On April 4, 2012, a putative class action lawsuit, captioned Kanakamedala v. Young, et al., Case No. 7399, was filed in the Delaware Court of Chancery, naming as defendants the Company, the Company's directors, Parent and Purchaser. Also on April 4, 2012, a putative class action lawsuit, captioned Walker v. Comverge, Inc., et al., Case No. 7398, was filed in the Delaware Court of Chancery, naming as defendants the Company, the Company's directors, Parent, Purchaser, and H.I.G. Plaintiffs in the Somlinga, Cohen, and Cunningham actions also filed requests for the production of documents. On April 6, 2012, the Delaware Court of Chancery consolidated the individual cases pending in Delaware under the caption In re Comverge, Inc. Shareholders Litigation, Case No. 7368-VCP and designated the complaint in the Somlinga action as the operative complaint (the “Consolidated Action”).

On April 11, 2012, the defendants in the Consolidated Action filed a Motion to Proceed in One Jurisdiction and Dismiss or Stay Litigation in Other Jurisdiction with the Court of Chancery and with the Superior Court of Gwinnett County in the Stourbridge and Cunningham cases described above asking the two courts to confer and rule that the litigation should proceed in either the Delaware or Georgia courts and that proceedings in the other jurisdiction should be stayed or dismissed. On April 13, 2012, the Court of Chancery issued a letter ruling granting the defendants' motion and indicating that the courts had conferred and concluded that the Consolidated Action would proceed in Delaware and that the Stourbridge and Cunningham cases would either be stayed or dismissed.

On April 18, 2012, the plaintiffs in the Consolidated Action filed a Consolidated Amended Complaint (“CAC”). The CAC alleges, among other things, that the Individual Defendants breached their fiduciary duties in connection with the Offer and the Merger by failing to take steps to maximize the value of the Company to its public stockholders and are attempting to deprive stockholders of the true value of their investment in the Company. The CAC also alleges Purchaser and H.I.G. Capital, LLC have aided and abetted the Individual Defendants' breach of their fiduciary duties to the Company's stockholders by, among other things, causing Grace Bay to purchase the Convertible Senior Debt in violation of the Confidentiality Agreement and asserting rights thereunder. The CAC also alleges that the Schedule 14D-9 filed by the Company on April 12, 2012 fails to disclose material facts necessary for stockholders to make an informed decision with regard to the Offer. The CAC seeks, among other things, a declaration that the action brought by the complaint is properly maintainable as a class action and that the plaintiff be certified as a class representative, an order enjoining the Merger Agreement and proposed Merger, an order requiring the Company to enforce the Confidentiality Agreement, an order requiring the disclosure of additional information to stockholders and an extension of the Offer, an accounting to plaintiff of damages, an award to the plaintiff of costs, including reasonable attorneys' and experts' fees and such other relief as the court deems proper. Purchaser, Parent, H.I.G. Capital, LLC and the Company believe that the CAC is without merit and intend to defend the case vigorously. The foregoing summary of the CAC does not purport to be complete and is qualified in its entirety by reference to the CAC.

Also on April 18, 2012, Cunningham filed a complaint in the Court of Chancery of the State of Delaware (the “Cunningham Delaware Complaint”) reasserting the same claims and requesting the same relief as in his complaint filed in Georgia in addition to claims that the defendants had failed to disclose material facts necessary for stockholders to make an informed decision with regard to the Offer. The foregoing summary of the Cunningham Delaware Complaint does not purport to be complete and is qualified in its entirety by reference to the Cunningham Delaware Complaint. The Cunningham Delaware Complaint was consolidated with the CAC on May 2, 2012.

On April 19, 2012, the plaintiffs in the Consolidated Action filed a motion to expedite proceedings in anticipation of a motion for a preliminary injunction and hearing thereon. On April 27, 2012, the Court of Chancery granted plaintiffs' motion to expedite. Following limited discovery and a hearing on May 7, 2012, the Court of Chancery denied plaintiffs' motion for a preliminary injunction on May 8, 2012.

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

Index to Form 10-Q

7.	Stock-Based Compensation

The Company’s Amended and Restated 2006 Long-Term Incentive Plan  (“2006 LTIP”) was approved by the Company’s stockholders in May 2010 and provides for the granting of stock-based incentive awards to eligible Company employees and directors and to other non-employee service providers, including options to purchase the Company’s common stock and restricted stock awards at not less than the fair value of the Company’s common stock on the grant date and for a term of not greater than seven years. Awards are granted with service vesting requirements, performance vesting conditions, market vesting conditions, or a combination thereof. Subject to adjustment as defined in the 2006 LTIP, the aggregate number of shares available for issuance is 7,556,036. Stock-based incentive awards expire between five and seven years from the date of grant and generally vest over a one to four-year period from the date of grant.  As of March 31, 2012, 1,132,771 shares were available for grant under the 2006 LTIP. The expense related to stock-based incentive awards recognized for the three months ended March 31, 2012 and 2011 was $746 and $1,136, respectively.

A summary of the Company’s stock option activity for the three months ended March 31, 2012 is presented below:

	March 31, 2012
	Number of Options (in Shares)	Weighted Average Exercise Price	Range of Exercise Prices
Outstanding at beginning of period	2,361,750	$11.06	$0.58-$34.23
Granted	—	N/A	N/A
Exercised	(12,650)	0.71	$0.58-$0.74
Cancelled	(43,317)	22.03	$0.58-$34.23
Forfeited	(4,344)	9.50	$8.59-$12.83
Outstanding at end of period	2,301,439	10.91	$0.58-$34.23
Exercisable at end of period	1,603,825	12.30	$0.58-$34.23

	Outstanding as of March 31, 2012			Exercisable as of March 31, 2012
Exercise Prices	Number Outstanding	Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Average Remaining Contractual Life	Weighted Average Exercise Price per Share
	(In Shares)	(In Years)		(In Shares)	(In Years)
$0.58 - $2.39	98,970	0.6	$0.75	98,970	0.6	$0.75
$2.40 - $3.99	109,524	5.9	3.36	20,524	4.8	3.35
$4.00 - $7.99	486,468	4.4	5.22	254,061	3.3	4.86
$8.00-$10.33	676,554	4.3	9.78	384,729	3.9	9.71
$10.34 - $14.09	461,282	2.7	11.56	376,900	2.2	11.73
$14.10 - $17.99	750	0.5	14.10	750	0.5	14.10
$18.00 - $23.53	341,869	1.7	18.05	341,869	1.7	18.05
23.54	13,672	1.5	23.54	13,672	1.5	23.54
$23.55 - $36.00	112,350	2.2	32.80	112,350	2.2	32.80
	2,301,439	3.4	10.91	1,603,825	2.6	12.30

For awards with performance and/or service conditions only, the Company utilized the Black-Scholes option pricing model to estimate fair value of options issued, with the following assumptions (weighted averages based on grants during the period):

Index to Form 10-Q

	Three Months Ended
	March 31,
	2012	2011
Risk-free interest rate	N/A	2.19%
Expected term of options, in years	N/A	4.5
Expected annual volatility	N/A	70%
Expected dividend yield	N/A	—%

The weighted average grant-date fair value of options granted during the three months ended March 31, 2011 was $3.20.

A summary of the Company’s restricted stock award activity for the three months ended March 31, 2012 is presented below:

	March 31, 2012
	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested at beginning of period	395,693	$4.95
Granted	625,830	1.41
Vested	(120,177)	6.92
Forfeited	(29,200)	19.06
Unvested at end of period	872,146	1.67

8.	Segment Information

As of March 31, 2012, the Company had two reportable segments: the Residential Business segment and the C&I Business segment. Management has three primary measures of segment performance: revenue, gross profit and operating income. The Company does not allocate assets and liabilities to its operating segments. All inter-operating segment revenues were eliminated in consolidation. During the three months ended March 31, 2012, 89% of revenues were generated with domestic customers.

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

The following tables show operating results for each of the Company’s reportable segments:

Index to Form 10-Q

	Three Months Ended		March 31, 2012
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$8,095	$—	$—	$8,095
Service	11,654	12,832	—	24,486
Total revenue	19,749	12,832	—	32,581
Cost of revenue
Product	6,125	—	—	6,125
Service	6,285	3,657	—	9,942
Total cost of revenue	12,410	3,657	—	16,067
Gross profit	7,339	9,175	—	16,514
Operating expenses
General and administrative expenses	4,280	1,042	6,040	11,362
Marketing and selling expenses	2,564	1,943	527	5,034
Research and development expenses	1,133	—	—	1,133
Amortization of intangible assets	—	62	4	66
Operating income (loss)	(638)	6,128	(6,571)	(1,081)
Interest and other expense (income), net	1	(139)	1,523	1,385
Income (loss) before income taxes	$(639)	$6,267	$(8,094)	$(2,466)

	Three Months Ended		March 31, 2011
	Residential Business	C&I Business	Corporate Unallocated Costs	Total
Revenue
Product	$4,691	$—	$—	$4,691
Service	10,567	3,367	—	13,934
Total revenue	15,258	3,367	—	18,625
Cost of revenue
Product	3,462	—	—	3,462
Service	4,981	2,415	—	7,396
Total cost of revenue	8,443	2,415	—	10,858
Gross profit	6,815	952	—	7,767
Operating expenses
General and administrative expenses	3,647	990	5,597	10,234
Marketing and selling expenses	1,770	1,865	1,454	5,089
Research and development expenses	1,049	—	—	1,049
Amortization of intangible assets	—	233	4	237
Operating income (loss)	349	(2,136)	(7,055)	(8,842)
Interest and other expense, net	1	1	927	929
Income (loss) before income taxes	$348	$(2,137)	$(7,982)	$(9,771)

Index to Form 10-Q

9.    Subsequent Event

In May 2012, the Company committed pre-auction cash collateral of $7,500 in advance of PJM’s 2015-2016 Reliability Pricing Model Base Residual. All, a portion or none of the deposits may be returned to the Company during the second quarter pending the completion of the open market auction process.

Index to Form 10-Q

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated into this Quarterly Report on Form 10-Q by reference contain forward-looking statements. These forward-looking statements include statements with respect to our financial condition, results of operations and business. The words “assumes,” “believes,” “expects,” “budgets,” “may,” “will,” “should,” “projects,” “contemplates,” “anticipates,” “forecasts,” “intends” or similar terminology identify forward-looking statements. These forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may not be realized. Some of these expectations may be based upon assumptions or judgments that prove to be incorrect. In addition, our business and operations involve numerous risks and uncertainties, many of which are beyond our control, which could result in our expectations not being realized, cause actual results to differ materially from our forward-looking statements and/or otherwise materially affect our financial condition, results of operations and cash flows. Please see the section below entitled “Risk Factors,” the section entitled “Risk Factors” in our Annual Report on Form 10-K (File No. 001-33399) filed with the Securities and Exchange Commission, or SEC, on March 15, 2012, and elsewhere in this filing for a discussion of examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should carefully review the risks described herein and in other documents we file from time to time with the SEC, including our other Quarterly Reports on Form 10-Q to be filed in 2012. We caution readers not to place undue reliance on any forward-looking statements, which only speak as of the date hereof. Except as provided by law, we undertake no obligation to update any forward-looking statement based on changing circumstances or otherwise.

You should read the following discussion together with management’s discussion and analysis, financial statements and the notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 15, 2012 and the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We provide our IEM solutions through our two reportable segments: the Residential Business segment and the Commercial & Industrial, or C&I, Business segment.  The Residential Business segment sells IEM solutions to utility customers for use in programs with residential and small commercial end-use participants.  These solutions include hardware, our IntelliSOURCE software and services, such as installation, participant marketing and program management.  If the utility customer elects to own the IEM system, we refer to the program as a turnkey program. If we provide capacity through fully-outsourced programs, in which we typically own the underlying system, we refer to the program as a Virtual Peaking Capacity, or VPC, program.  Our VPC programs are pay-for-performance in that we are only paid for capacity that we provide as determined by a measurement and verification process with our customers.  The C&I Business segment provides IEM solutions to utilities and independent system operators that are managing programs or auctions for large C&I consumers.  These solutions are delivered through the management of C&I megawatts in open markets and VPC programs as well as through the completion of energy efficiency projects. The C&I Business also includes the market operator program as we create and co-manage South Africa's open market for demand response resources.

Merger Agreement

On March 26, 2012, the Company, Peak Holding Corp., a Delaware corporation (“Parent”) and Peak Merger Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of the Company's common stock (the “Offer”) for a purchase price of $1.75 per share, net to the holders thereof, in cash (the “Offer Price”), without interest, subject to the terms and conditions of the Merger Agreement.

On April 11, 2012, Purchaser commenced the Offer. The consummation of the Offer is conditioned on at least a majority of the shares of the Company's common stock (calculated in accordance with the Merger Agreement) having been validly tendered

Index to Form 10-Q

into and not withdrawn prior to 5 p.m., New York City time, on May 9, 2012, as well as other customary conditions, including receipt of certain regulatory approvals, the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, in certain cases subject to certain qualifications and limitations. On May 10, 2012, the Company announced that the tender offer expired at 5:00 p,m., New York City time, on May 9, 2012 and that, as of the expiration time, 14,407,789 shares of the Company's common stock had been validly tendered and not withdrawn, including 744,898 shares that had been tendered pursuant to notices of guaranteed delivery, representing approximately 52.2% of the outstanding shares of the Company. H.I.G. Capital, LLC also announced on May 10, 2012 that , commencing immediately, Purchaser commenced a subsequent offering period to acquire all of the remaining untendered shares, commencing immediately and expiring at 11:59 p.m., New York City time, on Monday, May 14, 2012. During the subsequent offering period, the Company's stockholders who did not previously tender their shares of common stock in the offer may do so and Purchaser will accept for payment and promptly pay for such shares as they are tendered. Stockholders who tender shares during such period will receive the same $1.75 per share price, without interest and subject to applicable withholding taxes, that was paid in the tender offer. Procedures for tendering shares during the subsequent offering period are the same as during the initial offering period with two exceptions: (1) shares cannot be delivered by the guaranteed delivery procedure and (2) in accordance with SEC rules, shares tendered during the subsequent offering period may not be withdrawn.

The Merger Agreement provides that, following the consummation of the Offer, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. In the Merger, each outstanding share of the Company's common stock (other than treasury shares, shares held by Parent, Purchaser or any of their wholly-owned subsidiaries, or as to which dissenters' rights have been properly exercised) will be converted into the right to receive the Offer Price. The consummation of the Merger is subject to certain closing conditions, including approval by the Company's stockholders, if required.

During the period beginning on the date of the Merger Agreement and continuing through April 25, 2012 (the “Go-Shop Period”), the Company initiated, solicited and encouraged alternative acquisition proposals from third parties and provided non-public information to and entered into discussions or negotiations with third parties with respect to alternative acquisition proposals. The Company did not extend the Go-Shop period for up to 10 days following April 25, 2012. At the end of the Go-Shop Period, the Company became subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions or negotiations with third parties regarding alternative acquisition proposals. These “no-shop” restrictions are subject to a customary “fiduciary-out” provision which allows the Company, under certain circumstances, to provide information to and participate in discussions and engage in negotiations with third parties with respect to an unsolicited acquisition proposal that the Company's Board of Directors has determined is, or would reasonably be expected to result in, a Superior Proposal.

On March 26, 2012, in connection with entering into the Merger Agreement , the Company also entered into (1) a Note Purchase and Security Agreement by and among the Company, Peak Holding Corp. and the Purchasers and subsidiaries of the Company named therein (the “Note Purchase Agreement”), (2) a Forbearance Agreement by and among the Company, Grace Bay and the subsidiaries of the Company named therein (the “Grace Bay Forbearance Agreement”), (3) a Forbearance Agreement by and among the Company and the other parties to the Note Purchase Agreement (the “NPA Forbearance”), and (4) a Forbearance and Sixth Amendment Agreement by and among the Company, Silicon Valley Bank and the subsidiaries of the Company named therein (the “SVB Forbearance and Amendment”). Refer to Liquidity and Capital Resources for more detail on the note and forbearance agreements.

Liquidity and Substantial Doubt about Ability to Continue as a Going Concern

The Company has incurred losses since inception, resulting in an accumulated deficit of $231.5 million and stockholders' equity of $36.2 million as of March 31, 2012. Working capital deficit as of March 31, 2012 was $4.6 million, consisting of $63.6 million in current assets and $68.3 million in current liabilities.   We anticipate spending approximately $5.8 million on capital expenditures during the remaining months of 2012.

As of March 31, 2012, the Company classified the Peak Holding Corp. and the Grace Bay debt as current liabilities as both facilities will become due and payable on the forbearance termination dates if the Offer as described above is not completed. Any failure by the Company to pay any obligations that become due and payable under the agreements may constitute an event of default under such agreement.

The Company is required to meet certain financial covenants contained in the Peak Holding Corp., Grace Bay and SVB agreements, specifically a minimum tangible net worth and an adjusted quick ratio. Compliance with the adjusted quick ratio covenant is measured on a monthly basis and compliance with the tangible net worth covenant is measured on a quarterly basis. For the quarter ended March 2012, the Peak Holding Corp. and SVB agreements required a minimum tangible net worth of

Index to Form 10-Q

$41.7 million and $49.0 million, respectively. For March 2012, the Peak Holding Corp. and SVB agreements required a minimum ratio of current assets to current liabilities of 0.70:1.00 and 0.80:1.00, respectively. The Company met the financial covenant requirements for the period ended March 31, 2012. However, management believes it is possible that the Company will not meet the covenant requirements during 2012 if additional capitalization of the Company is not achieved. The Company's failure to comply with these covenants may result in the declaration of an event of default under each of the loan agreements.

An event of default would enable Peak Holding Corp., Grace Bay or SVB, as applicable, to accelerate all amounts due under their respective loans, including outstanding letters of credit, and to exercise other remedies available to them under the respective loan agreements.

As of the date of filing the Company's Annual Report on Form 10-K, there was substantial doubt about the Company's ability to continue as a going concern. If the Merger is not consummated, the debt forbearance agreements will immediately terminate and the Company will continue to face capitalization issues. While the Company continues actively working with the Purchaser on the Merger, there can be no assurance that the Merger will be consummated which could have a material adverse impact on Company's liquidity, financial position and results of operations and its ability to continue as a going concern.

2015-2016 Reliability Pricing Model Base Residual Auction
In May 2012, the Company committed pre-auction cash collateral of $7.5 million in advance of PJM’s 2015-2016 Reliability Pricing Model Base Residual. All, a portion or none of the deposits may be returned to the Company during the second quarter pending the completion of the open market auction process.

Payments from Long-Term Contracts

Payments from long-term contracts represent our estimate of total payments that we expect to receive under long-term agreements with our customers. Our assumptions are based on timing of cash receipts, which will not necessarily be equivalent to revenue recognized in each period. The information presented below with respect to payments from long-term contracts includes payment assumptions for our VPC and energy efficiency, turnkey, open market and market operator programs. As of March 31, 2012, we estimated that our total payments to be received through 2024 are approximately $515 million. The table below summarizes these expected payments from long-term contracts in the year in which we anticipate receipt. For the remainder of 2012, a portion of the cash payments has already been reflected in revenue for the three months ended March 31, 2012.

Payments
from Long-
(in millions)	Term Contracts
2012 (remaining)	$122
2013	135
2014	108
Thereafter	150
Total	$515

These estimates of payments from long-term contracts are forward-looking statements based on the contractual terms and conditions. In management’s view, such information was prepared on a reasonable basis, reflects the best currently available estimates and judgments, and, to management’s knowledge and belief, presents the assumptions and considerations on which we base our belief that we can receive such payments. However, this information should not be relied upon as being necessarily indicative of actual future results, and readers of this filing should not place undue reliance on this information. Any differences among these assumptions, other factors and our actual experiences may result in actual payments in future periods significantly differing from management’s current estimates of payments allowed under the long-term contracts and our actual experiences may result in actual payments collected being significantly lower than current estimates. See "Part II, Item 1A - Risk Factors—We may not receive the payments anticipated by our long-term contracts and recognize revenues or the anticipated margins from our backlog, and comparisons of period-to-period estimates are not necessarily meaningful and may not be indicative of actual payments.” The information in this section is designed to summarize the financial terms of our long-term contracts and is not intended to provide guidance on our future operating results, including revenue or profitability.

VPC and Energy Efficiency Programs

Index to Form 10-Q

In calculating an estimated $205 million of payments through 2024 from our VPC and energy efficiency contracts, we have included expectations regarding build-out based on our historical experience as well as future expectations of participant enrollment in each contract’s service territory.  We have assumed that once our build-out phase is completed, we will operate our VPC contracts at the capacity achieved during build-out. The payments from VPC contracts reflect our most reasonable currently available estimates and judgments regarding the capacity that we believe we will provide our utility customer in future periods. The amount of available capacity we are able to provide, and therefore the amount of payments we receive, is dependent upon the number of participants in our VPC programs. For purposes of estimating our payments under long-term contracts, we have assumed the rate of replacement of participant terminations under our VPC contracts will remain consistent with our historical average.

Turnkey Programs

Our turnkey contracts as of March 31, 2012 represent $84 million in payments expected to be received through the year 2014 with utility customers to provide products, software, and services, including program management, installation, and/or marketing.  Payments from turnkey contracts are based on contractual anticipated order volumes, forecasted installations and other services applied over the term of the contract.

 Open Market Programs and Market Operator

As of March 31, 2012, we expect to receive $198 million in long-term payments through the year 2015 in open market programs in which we have been awarded megawatts as well as our program in which we are creating and co-managing Africa's first open market for demand response resources.  In estimating the long-term payments from our domestic open market programs, we have assumed that we will retain our commercial and industrial participants that we have currently enrolled in the programs and that we will be able to enroll additional participants or fulfill additional capacity through incremental auctions in order to meet the megawatts awarded to us.

Other Contracts

We expect to receive an estimated $28 million in payments through 2014 pursuant to currently executed contracts for our IEM solutions, the majority of which is based on projected hardware orders.

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

Backlog

Our backlog represents our estimate of revenue from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next twelve months.  The timing of payments from long-term contracts and revenue recognition may vary period to period. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog.  Material delays, operational deficiencies, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow.  Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues.  As of March 31, 2012, we had contractual backlog of $153 million through March 31, 2013.

Megawatts

We evaluate the megawatts of capacity that we make available to the electric utility industry according to operating segment. For VPC, energy efficiency and turnkey contracts, we include the maximum contracted capacity at contract inception. For open markets, we included megawatts when we had enrolled a participant in prior periods. In order to present megawatts in a more consistent manner with the VPC, energy efficiency and turnkey programs, we updated our disclosure to include the maximum megawatts that we have been awarded for an auction period for our capacity megawatts. For our role as a market

Index to Form 10-Q

operator, we have included the amount of megawatts that we believe will be registered in the market. The following table summarizes our megawatts as of March 31, 2012 and 2011. The megawatts presented as of March 31, 2011 have been revised to be consistent with the presentation as of March 31, 2012.

	March 31, 2012
(Megawatts)	Residential Business	C&I Business	Total Comverge
VPC and energy efficiency	457	280	737
Turnkey	692	—	692
Open market (1)	—	2,636	2,636
Market operator	—	500	500
Total (2)	1,149	3,416	4,565

	March 31, 2011
(Megawatts)	Residential Business	C&I Business	Total Comverge
VPC and energy efficiency	442	294	736
Turnkey	690	—	690
Open market (1)	—	2,248	2,248
Market operator	—	—	—
Total (2)	1,132	2,542	3,674

(1) Megawatts reported for Open Markets include capacity which may be enrolled in the various programs specific to the individual Regional Transmission Operator ("RTO")/ISO market structure.  Each market allows demand resources to participate in their capacity, energy and/or ancillary services markets, to the extent in which the individual resources are able to meet requirements for fulfillment of specific market products.  For example, a resource may be enrolled in capacity, reserve and energy programs and at different levels such that the same megawatts are included in each program's participation.

(2) The megawatts presented in the tables above do not include 437 megawatts that we manage for a fee. We believe these megawatts are more effectively assessed by considering sites, and we have removed these megawatts from the disclosure of megawatts.

Index to Form 10-Q

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue

The following table summarizes our revenue for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011	Percent Change
Segment Revenue:
Residential Business	$19,749	$15,258	29%
C&I Business	12,832	3,367	281%
Total	$32,581	$18,625	75%

Residential Business

Our Residential Business segment had revenue of $19.7 million for the three months ended March 31, 2012 compared to $15.3 million for the three months ended March 31, 2011, an increase of $4.5 million or 29%. The increase in revenue is due to a $1.3 million increase from our turnkey programs as we continued to build out those programs during the three months ended March 31, 2012. We also recognized an increase of $1.8 million in VPC program revenue as the results of the measurement and verification process completed for the Maryland VPC program in late 2011 are applied prospectively to the current contract year based on contractual terms. Thus, revenue and cost of revenue for the Maryland VPC program is no longer deferred until the fourth quarter of each year, as we have traditionally reported in prior periods. In addition to the Maryland VPC program, the continued build-out of the Pennsylvania VPC program during the three months ended March 31, 2012 contributed to the increase in VPC program revenue. We also recognized an increase of $1.4 million in other products and services, the majority of which related to the sales of digital control units.

During the three months ended March 31, 2012, we sold 80,000 digital control units and thermostats compared to 60,000 digital control units and thermostats during the three months ended March 31, 2011, an increase of 20,000 units mainly due to the increase in stand-alone product sales.  For the three months ended March 31, 2012, our turnkey programs comprised 32% of total units sold compared to 51% during the three months ended March 31, 2011.

C&I Business

Our C&I Business segment had revenue of $12.8 million for the three months ended March 31, 2012 compared to $3.4 million for the three months ended March 31, 2011, an increase of $9.5 million or 281%.  The increase in revenue is due to an increase of $6.2 million in our open market programs and $3.5 million in our market operator program partially offset by a decrease of $0.2 million from other energy services. The increase in open market revenue of $6.2 million consisted of revenue recognized due to the results of our megawatt portfolio optimization in the PJM open market completed during the three months ended March 31, 2012 as well as megawatts bid into open markets in other geographical regions.

Gross Profit and Gross Margin

The following table summarizes our gross profit and gross margin for the three months ended March 31, 2012 and 2011 (dollars in thousands):

Index to Form 10-Q

	Three Months Ended
	March 31,
	2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit:
Residential Business	$7,339	37%	$6,815	45%
C&I Business	9,175	72%	952	28%
Total	$16,514	51%	$7,767	42%

Residential Business

Gross profit for our Residential Business segment was $7.3 million for the three months ended March 31, 2012 compared to $6.8 million for the three months ended March 31, 2011, an increase of $0.5 million. The increase in gross profit is due to an increase of $1.5 million from our Maryland and Pennsylvania VPC programs partially offset by a decrease of $0.5 million from our turnkey programs and $0.5 million from our other product and service sales.  The increase in gross profit from our VPC programs is due to the increased revenue during the three months ended March 31, 2012.  The decrease in gross profit from our turnkey programs is due to increased costs for certain service deliverables for the three months ended March 31, 2012 as we continue to penetrate the markets for enrollments. The decrease in gross profit from other product and service is due to the non-recurring payment received from White-Rodgers during the three months ended March 31, 2011.

Gross margin for our Residential Business segment was 37% for the three months ended March 31, 2012 compared to 45% for the three months ended March 31, 2011. The decrease of eight percentage points is due to the higher gross margin from the non-recurring payment received from White-Rodgers during the first quarter of 2011 for a portion of our field work to implement the corrective action plan.

C&I Business

Gross profit for our C&I Business segment was $9.2 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011, an increase of $8.2 million. The increase in gross profit is due to an increase of $8.6 million in our open market programs and market operator program partially offset by a decrease of $0.4 million from our other energy services. The increase in open market profit is due to increased revenue from the results of our megawatt portfolio optimization in the PJM open market completed during the three months ended March 31, 2012 as well as megawatts bid into open markets in other geographical regions.

Gross margin for our C&I Business segment was 72% for the three months ended March 31, 2012 compared to 28% for the three months ended March 31, 2011, an increase of 44 percentage points due to the margin contributed from the results of our megawatt portfolio optimization in the PJM open market as well as the market operator program.

Operating Expenses

The following table summarizes our operating expenses for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011	Percent Change
Operating Expenses:
General and administrative expenses	$11,362	$10,234	11%
Marketing and selling expenses	5,034	5,089	(1)%
Research and development expenses	1,133	1,049	8%
Amortization of intangible assets	66	237	(72)%
Total	$17,595	$16,609	6%

Index to Form 10-Q

General and Administrative Expenses

General and administrative expenses were $11.4 million for the three months ended March 31, 2012 compared to $10.2 million for the three months ended March 31, 2011, an increase of $1.1 million or 11%. The increase in general and administrative expenses is due to an increase of $1.8 million in professional and consulting fees as a result of the financial services and legal advisers utilized by the Company and the Board of Directors for strategic initiatives, including the recently announced Offer, and $0.5 million in depreciation expense partially offset by a decrease of $0.6 million in compensation and benefits, $0.3 million in stock-based compensation, $0.2 million in travel and $0.1 million in other expenses.

Marketing and Selling Expenses

Marketing and selling expenses were $5.0 million for the three months ended March 31, 2012 compared to $5.1 million for the three months ended March 31, 2011, a decrease of $0.1 million or 1%. The decrease in marketing and selling expenses is due to a decrease of $0.3 million in compensation and benefits, including commissions, and $0.1 million in stock-based compensation partially offset by a $0.3 million increase in other marketing expenses to support enrollments in our residential VPC programs.

Research and Development Expenses

Research and development expenses were $1.1 million for the three months ended March 31, 2012 compared to $1.0 million for the three months ended March 31, 2011, an increase of $0.1 million or 8%. The increase in research and development expenses is due to an increase in consulting expense of $0.1 million.

Intangible Assets

Amortization of intangible assets was $0.1 million for the three months ended March 31, 2012 compared to $0.2 million for the three months ended March 31, 2011, a decrease of $0.2 million or 72%. The decrease in amortization expense is due to the decrease in intangible assets as a result of the amortization period fully lapsing during the third quarter of 2011 for a certain asset.

In addition to the amortization presented in operating expenses, we also recorded $0.2 million in amortization expense in cost of revenue for both periods ended March 31, 2012 and 2011.

Interest and Other Expense, Net

We recorded net interest and other expense of $1.4 million during the three months ended March 31, 2012 compared to $0.9 million during the three months ended March 31, 2011, an increase of $0.5 million. The increase in net interest and other expense is primarily due to the increased interest expense recorded for fees related to the forbearance agreements entered into on March 26, 2012.

Income Taxes

A provision of $252,000 and $15,000 was recorded for the three months ended March 31, 2012 and 2011, respectively. The increase in the provision for income taxes is due to the recording of income taxes payable for our foreign entity, which commenced operations in late 2011. We provided a full valuation allowance for our deferred tax assets because the realization of any future tax benefits could not be sufficiently assured as of March 31, 2012 and 2011.

Index to Form 10-Q

 Liquidity and Capital Resources

Merger Agreement

On March 26, 2012, the Company, Peak Holding Corp., a Delaware corporation (“Parent”) and Peak Merger Corp., a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (“Merger Agreement”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Purchaser has agreed to commence a cash tender offer to acquire all of the shares of the Company's common stock (the “Offer”) for a purchase price of $1.75 per share, net to the holders thereof, in cash (the “Offer Price”), without interest, subject to the terms and conditions of the Merger Agreement.

On April 11, 2012, Purchaser commenced the Offer. The consummation of the Offer is conditioned on at least a majority of the shares of the Company's common stock (calculated in accordance with the Merger Agreement) having been validly tendered into and not withdrawn prior to 5 p.m., New York City time, on May 9, 2012, as well as other customary conditions, including receipt of certain regulatory approvals, the accuracy of the representations and warranties and compliance with the covenants contained in the Merger Agreement, in certain cases subject to certain qualifications and limitations. On May 10, 2012, the Company announced that the tender offer expired at 5:00 p,m., New York City time, on May 9, 2012 and that, as of the expiration time, 14,407,789 shares of the Company's common stock had been validly tendered and not withdrawn, including 744,898 shares that had been tendered pursuant to notices of guaranteed delivery, representing approximately 52.2% of the outstanding shares of the Company. H.I.G. Capital, LLC also announced on May 10, 2012 that , commencing immediately, Purchaser commenced a subsequent offering period to acquire all of the remaining untendered shares, commencing immediately and expiring at 11:59 p.m., New York City time, on Monday, May 14, 2012. During the subsequent offering period, the Company's stockholders who did not previously tender their shares of common stock in the offer may do so and Purchaser will accept for payment and promptly pay for such shares as they are tendered. Stockholders who tender shares during such period will receive the same $1.75 per share price, without interest and subject to applicable withholding taxes, that was paid in the tender offer. Procedures for tendering shares during the subsequent offering period are the same as during the initial offering period with two exceptions: (1) shares cannot be delivered by the guaranteed delivery procedure and (2) in accordance with SEC rules, shares tendered during the subsequent offering period may not be withdrawn.

The Merger Agreement provides that, following the consummation of the Offer, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. In the Merger, each outstanding share of the Company's common stock (other than treasury shares, shares held by Parent, Purchaser or any of their wholly-owned subsidiaries, or as to which dissenters' rights have been properly exercised) will be converted into the right to receive the Offer Price. The consummation of the Merger is subject to certain closing conditions, including approval by the Company's stockholders, if required.

During the period beginning on the date of the Merger Agreement and continuing through April 25, 2012 (the “Go-Shop Period”), the Company initiated, solicited and encouraged alternative acquisition proposals from third parties and provided non-public information to and entered into discussions or negotiations with third parties with respect to alternative acquisition proposals. The Company did not extend the Go-Shop period for up to 10 days following April 25, 2012. At the end of the Go-Shop Period, the Company became subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to and enter into discussions or negotiations with third parties regarding alternative acquisition proposals. These “no-shop” restrictions are subject to a customary “fiduciary-out” provision which allows the Company, under certain circumstances, to provide information to and participate in discussions and engage in negotiations with third parties with respect to an unsolicited acquisition proposal that the Company's Board of Directors has determined is, or would reasonably be expected to result in, a Superior Proposal.

On March 26, 2012, in connection with entering into the Merger Agreement , the Company also entered into (1) a Note Purchase and Security Agreement by and among the Company, Peak Holding Corp. and the Purchasers and subsidiaries of the Company named therein (the “Note Purchase Agreement”), (2) a Forbearance Agreement by and among the Company, Grace Bay and the subsidiaries of the Company named therein (the “Grace Bay Forbearance Agreement”), (3) a Forbearance Agreement by and among the Company and the other parties to the Note Purchase Agreement (the “NPA Forbearance”), and (4) a Forbearance and Sixth Amendment Agreement by and among the Company, Silicon Valley Bank and the subsidiaries of the Company named therein (the “SVB Forbearance and Amendment”). Refer to Note 5 for more detail on the note and forbearance agreements.

Liquidity and Substantial Doubt about Ability to Continue as a Going Concern

Index to Form 10-Q

The Company has incurred losses since inception, resulting in an accumulated deficit of $231.5 million and stockholders' equity of $36.2 million as of March 31, 2012. Working capital deficit as of March 31, 2012 was $4.6 million, consisting of $63.6 million in current assets and $68.3 million in current liabilities.   We anticipate spending approximately $5.8 million on capital expenditures during the remaining months of 2012.

As of March 31, 2012, the Company classified the Peak Holding Corp. and the Grace Bay debt as current liabilities as both facilities will become due and payable on the forbearance termination dates if the Offer as described above is not completed. Any failure by the Company to pay any obligations that become due and payable under the agreements may constitute an event of default under such agreement.

The Company is required to meet certain financial covenants contained in the Peak Holding Corp., Grace Bay and SVB agreements, specifically a minimum tangible net worth and an adjusted quick ratio. Compliance with the adjusted quick ratio covenant is measured on a monthly basis and compliance with the tangible net worth covenant is measured on a quarterly basis. For the quarter ended March 2012, the Peak Holding Corp. and SVB agreements required a minimum tangible net worth of $41.7 million and $49.0 million, respectively. For March 2012, the Peak Holding Corp. and SVB agreements required a minimum ratio of current assets to current liabilities of 0.70:1.00 and 0.80:1.00, respectively. The Company met the financial covenant requirements for the period ended March 31, 2012. However, management believes it is possible that the Company will not meet the covenant requirements during 2012 if additional capitalization of the Company is not achieved. The Company's failure to comply with these covenants may result in the declaration of an event of default under each of the loan agreements.

An event of default would enable Peak Holding Corp., Grace Bay or SVB, as applicable, to accelerate all amounts due under their respective loans, including outstanding letters of credit, and to exercise other remedies available to them under the respective loan agreements.

As of the date of filing the Company's Annual Report on Form 10-K, there was substantial doubt about the Company's ability to continue as a going concern. If the Merger is not consummated, the debt forbearance agreements will immediately terminate and the Company will continue to face capitalization issues. While the Company continues actively working with the Purchaser on the Merger, there can be no assurance that the Merger will be consummated which could have a material adverse impact on Company's liquidity, financial position and results of operations and its ability to continue as a going concern.

The following table summarizes our cash flows for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Operating activities	$3,621	$(5,851)
Investing activities	(9,995)	25,489
Financing activities	800	(696)
Net change in cash and cash equivalents, excluding effect of foreign exchange	$(5,574)	$18,942

Cash Flows Provided by (Used in) Operating Activities

Cash provided by operating activities is $3.6 million for the three months ended March 31, 2012 compared to cash used in operating activities of $5.9 million for the three months ended March 31, 2011, an increase of $9.5 million.  The change in cash flows from operating activities included a decrease in net loss of $7.1 million, after adjusting for non-cash items including depreciation, amortization and stock-based compensation.  The remaining change of $2.4 million in cash flows from operating activities is a result of the change in operating assets and liabilities, primarily in accounts receivable, inventory, accounts payable and other liabilities and deferred revenue.

Cash Flows Provided by (Used in) Investing Activities

Cash used in investing activities is $10.0 million for the three months ended March 31, 2012 compared to cash provided by investing activities of $25.5 million for the three months ended March 31, 2011, a decrease of $35.5 million.  The decrease was due to a change in marketable securities of $27.7 million as we sold certain marketable securities and allowed others to mature in order to reinvest those funds in more liquid cash and cash equivalents during the three months ended March 31, 2011. The change in restricted cash for the three months ended March 31, 2012 is due to our posting cash of $9.0 million to collateralize a

Index to Form 10-Q

letter of credit currently outstanding with SVB partially offset by the release of restricted cash related to performance guarantees in other programs. Capital expenditures remained consistent period over period.

Cash Flows Provided by (Used in) Financing Activities

Cash flows provided by financing activities were $0.8 million for the three months ended March 31, 2012 and cash flows used in financing activities were $0.7 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, we received $11.1 million in proceeds, net of debt discount, from the issuance of debt to Peak Holding Corp. and used these funds to repay $11.3 million of debt with SVB. We also received $1.2 million, net of offering costs, from the issuance of common stock to Aspire Capital Fund LLC. The cash flows used in financing activities for the three months ended March 31, 2011 mainly consisted of debt repayments to SVB.

Indebtedness
On November 5, 2010, Comverge, Inc. and its wholly-owned subsidiaries entered into a five-year $15.0 million subordinated convertible loan and security agreement with Partners For Growth III, L.P. ("PFG"). Pursuant to Schedule 13D filed with the Securities and Exchange Commission on February 27, 2012, Grace Bay Holdings II, LLC ("Grace Bay") entered into an Assignment and Assumption Agreement with PFG ("the Assignment Agreement”), whereby Grace Bay purchased $7.7 million or 51% of the aggregate principal amount of the PFG loan with an option to purchase the remaining 49%, effective February 24, 2012. On March 2, 2012, PFG gave notice of its right under the Assignment Agreement to put its remaining interest in the loan to Grace Bay (the “Put”). By letter dated March 8, 2012, Grace Bay delivered notice to the Company that it had acquired PFG's remaining interest in the Note. From and after March 8, 2012, PFG does not have any voting or dispositive control over the loan.

On March 26, 2012, in connection with entering into the Merger Agreement as discussed in Note 1, the Company also entered into (1) a Note Purchase and Security Agreement by and among the Company, Peak Holding Corp. and the Purchasers and subsidiaries of the Company named therein (the “Note Purchase Agreement”), (2) a Forbearance Agreement by and among the Company, Grace Bay and the subsidiaries of the Company named therein (the “Grace Bay Forbearance Agreement”), (3) a Forbearance Agreement by and among the Company and the other parties to the Note Purchase Agreement (the “NPA Forbearance”), and (4) a Forbearance and Sixth Amendment Agreement by and among the Company, Silicon Valley Bank and the subsidiaries of the Company named therein (the “SVB Forbearance and Amendment”).

Pursuant to the Note Purchase Agreement, the Company borrowed $12.0 million, which amount was funded on March 26, 2012. The Company paid $0.2 million in closing fees and reimbursed certain expenses of the lender on March 26, 2012. The reimbursement was recorded as a discount to the debt and will be amortized to interest expense over the life of the note. The note issued pursuant to the Note Purchase Agreement matures on the earliest of December 31, 2013, an event of default, the maturity date of the SVB revolving loan, the maturity date of the SVB term loan or the date the SVB obligations are paid in full. The note bears interest at a rate of 15% per annum, which rate increases 0.5% per year on the anniversary of the effective date of the agreement, which is March 26, 2012. Interest is payable in kind in arrears on the first day of each calendar quarter. The amounts outstanding pursuant to the Note Purchase Agreement are secured by substantially all of the assets of Comverge, Inc. and its subsidiaries. Additionally, the indebtedness under the Note Purchase Agreement is convertible into 19.99% of the outstanding shares of common stock at a conversion price of $1.40 per share, until the Company obtains stockholder approval for the issuance of additional shares of common stock pursuant to the Note Purchase Agreement. If the stockholders of the Company approve the issuance of additional shares of common stock pursuant to the Note Purchase Agreement, the entire principal amount of the indebtedness would be convertible into 8,571,428 shares of common stock. The debt cannot be converted into shares until either (i) Purchaser accepts for purchase the shares of common stock tendered in the Offer or (ii) the Merger Agreement is terminated. The indebtedness may also be converted into preferred stock at $1,000 per share. The Note Purchase Agreement includes a beneficial conversion feature, valued at $3.3 million, as the conversion price is less than the market price at the commitment date. Conversion is limited to certain circumstances as described above and, as such, the beneficial conversion feature will be recorded when conversion is contractually available to Peak Holding Corp. At such time, the Company will record a debt discount for the beneficial conversion feature and subsequently amortize the debt discount to interest expense.

The Note Purchase Agreement also contains certain covenants of the Company that must be maintained during the time that the indebtedness under the Note Purchase Agreement is outstanding, including financial covenants. The Company must maintain a tangible net worth for the quarter ending March 31, 2012 of $41.7 million and an adjusted quick ratio of 0.70:1.00 as of March 31, 2012. The Note Purchase Agreement also contains additional financial covenants, such as fixed charge coverage ratio, total leverage ratio and EBITDA, which are effective at varying dates after March 31, 2012. The Company must also limit capital expenditures during the years 2012 to 2015 to those amounts established in the agreement.

Index to Form 10-Q

In connection with the Company's entry into the Merger Agreement, the Company also entered into the Grace Bay Forbearance Agreement, pursuant to which Grace Bay agreed to forbear its right to exercise rights and remedies under that certain Loan and Security Agreement dated as of November 5, 2010, as amended, originally between the Company and PFG, which loan agreement was acquired by Grace Bay as disclosed above (the “Grace Bay Loan Agreement”). Grace Bay's forbearance of its rights and remedies under the Grace Bay Loan Agreement extends until July 10, 2012, unless otherwise terminated earlier. The Grace Bay Forbearance terminates in the event of a Material Default (as defined in the Grace Bay Forbearance Agreement) or a Company breach of the terms of the Grace Bay Forbearance Agreement. Additionally, the Grace Bay Forbearance Agreement terminates immediately in the event the Offer is not completed, such as the Offer has not been accepted by the holders of at least 50% plus one share of the Company's outstanding common stock. In the event the Merger Agreement is terminated in connection with the Company's pursuit of a Superior Proposal, the forbearance period will continue for an additional 45 days from termination of the Merger Agreement and the Grace Bay Forbearance Agreement provides that the amounts outstanding under the Grace Bay Loan Agreement may be repaid by the Company upon the successful completion of a tender offer by such other acquiring party in a Superior Proposal transaction. If the Grace Bay Forbearance Agreement terminates, Grace Bay would be able to pursue any and all rights and remedies it may have with respect to events of default under the Grace Bay Loan Agreement.

Under the Grace Bay Loan Agreement, interest is payable monthly, on the first day of each month for interest accrued during the prior month. While Partners for Growth, III, L.P. (“PFG”) (Grace Bay's predecessor-in-interest) held the convertible note under the Loan Agreement, PFG had consistently initiated an automated funds transfer from Comverge's accounts on the first day of each month for the required interest payments, including on March 1, 2012, the date after which Grace Bay had acquired 51% of the convertible note. The Company anticipated that interest payments would continue to be made in such manner, but no such automated funds transfer was initiated on April 1, 2012. On April 17, 2012, upon discovering that such automated funds transfer had not been initiated by Grace Bay, the Company immediately notified Grace Bay. On April 18, 2012, the Company tendered the interest payment (the “April 1 Interest Payment”) and Grace Bay accepted such payment. Grace Bay also agreed to waive any alleged Defaults or Events of Default (as defined in each of the Grace Bay Loan Agreement), if any, and Material Defaults (as defined in each of the Grace Bay Forbearance Agreement and the Peak Forbearance Agreement, respectively), if any, arising as a result of or in connection with the April 1 Interest Payment, but also reserved its rights with respect to any other and/or future Events of Default or Material Defaults.

As previously disclosed in our Form 10-K for the year ended December 31, 2011, the Company did not meet the fiscal year 2011 revenue target set forth in the Grace Bay Loan Agreement, which triggered the amortization right. The Grace Bay Forbearance Agreement provides for a forbearance of the requirement that the Company make amortization payments pursuant to the Grace Bay Loan Agreement. The Company paid $0.1 million in a forbearance fee and reimbursed Grace Bay for reasonable costs and expenses related to the forbearance agreement, which were recorded to interest expense in the period. In the event the forbearance period is terminated, the Company would be required to make the amortization payments required by the Grace Bay Loan Agreement. Such amortization payments would be front-loaded, such that 45% of the loan balance (approximately $6.8 million as of March 31, 2012) would be due over the first twelve months after Grace Bay's election to amortize. If the Company subsequently complies with succeeding measurements periods, the Company may prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its amortization right under the loan agreement if the Company fails to meet future minimum revenue targets. If Grace Bay exercises its amortization right at any time, the Company, at the election of Peak Holding Corp., must prepay 25% of the outstanding indebtedness under the Note Purchase Agreement immediately after the amortization right has been exercised, 25% within three months after the amortization right has been exercised, 25% within six months after the amortization right has been exercised and 25% within nine months after the amortization right has been exercised. These payments to Peak Holding Corp. are effective regardless of whether the amortization right has been suspended, deferred, terminated or otherwise stopped by Grace Bay.

The provisions of the NPA Forbearance Agreement are generally consistent with those set forth in the Grace Bay Forbearance Agreement. The NPA Forbearance Agreement similarly provides that Peak Holding Corp. and the Purchasers of Notes under the Note Purchase Agreement forbear on their rights and remedies otherwise available due to events of default under the Note Purchase Agreement. The term of the NPA Forbearance Agreement is consistent with the term of the Grace Bay Forbearance Agreement, including the early termination provisions thereof. If the NPA Forbearance Agreement terminates, the Purchasers thereunder would be able to pursue any and all rights and remedies they may have with respect to events of default under the Note Purchase Agreement.

The SVB Forbearance and Amendment provides that SVB will forbear on its rights to exercise any rights and remedies available to it pursuant to the Loan and Security Agreement dated November 6, 2008, as amended (the “SVB Loan Agreement”). The Company paid $0.2 million in a forbearance fee and reimbursed Grace Bay for reasonable costs and expenses related to the forbearance agreement, which were recorded to interest expense in the period. The Company also

Index to Form 10-Q

recorded a $0.3 million fee to interest expense that will be paid on the termination of the forbearance period. Unless otherwise terminated earlier, the forbearance set forth in the SVB Forbearance and Amendment terminates on July 10, 2012. The forbearance period; however, terminates immediately upon the occurrence of any event of default under the SVB Loan Agreement. Additionally, the forbearance period will terminate if the Company breaches the terms of the forbearance set forth in the SVB Forbearance and Amendment. Upon termination of the forbearance period, SVB may pursue any and all rights and remedies it may have with respect to events of default under the SVB Loan Agreement. Further, in the event one of the forbearance agreements (the Grace Bay Forbearance Agreement, the NPA Forbearance Agreement or the SVB Forbearance and Amendment) terminates, all of the forbearance agreements terminate. In addition to the forbearance terms set forth in the SVB Forbearance and Amendment, the agreement also amends the SVB Loan Agreement with respect to certain matters. The SVB Loan Agreement is amended to set the maturity date at July 10, 2012, which maturity date may be extended to December 31, 2012, if the Company consummates a sale of the Company pursuant to the Merger Agreement. Additionally, the SVB Loan Agreement has been amended to terminate the Company's ability to borrow under the revolver set forth in the SVB Loan Agreement and requires that the outstanding term loans and revolving balance be repaid in full. The Company paid the outstanding balance of the loan on March 26, 2012. Pursuant to the SVB Forbearance and Amendment the Company will have the ability to issue new letters of credit, however new letters of credit issued under the facility must be fully cash collateralized. The amendment establishes the tangible net worth and adjusted quick ratio for 2012. For the quarter ending March 31, 2012, the Company must maintain tangible net worth of $49.0 million. As of March 31, 2012, the Company must measure an adjusted quick ratio of 0.80:1.00. The amendment also changes the calculation of the borrowing base to include certain PJM bi-lateral transactions. The amendment no longer includes a minimum cash requirement, which was previously $20.0 million.

The Note Purchase Agreement, the Grace Bay Forbearance Agreement, the NPA Forbearance and SVB Forbearance and Amendment are included as exhibits with the Company's Current Report on Form 8-K as filed with the SEC on March 26, 2012.

Letters of Credit

As of March 31, 2012, we had $25.0 million face value of irrevocable letters of credit outstanding from the SVB facility.  Additionally, we have $2.4 million of performance guarantees presented as a portion of the restricted cash or as deposits in other assets in our financial statements.

Capital Spending

Our residential VPC programs require a significant amount of capital spending to build out our demand response systems. We expect to incur approximately $5.0 million in capital expenditures, primarily over the next three years, to continue building out our existing VPC programs, of which approximately $3.2 million is anticipated to be incurred through December 31, 2012. If we are successful in being awarded additional VPC contracts, we would incur additional amounts to build out these new VPC programs.
Additionally, we expect to incur $2.0 million in capital spending in executing our contract with ESKOM to create and co-manage South Africa's first open market for demand response resources and $0.6 million in other capital expenditures.

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

Index to Form 10-Q

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

A reconciliation of net loss, the most directly comparable GAAP measure, to EBITDA and Adjusted EBITDA for each of the periods indicated is as follows (dollars in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(2,718)	$(9,786)
Depreciation and amortization	1,537	939
Interest expense, net	1,517	956
Provision for income taxes	252	15
EBITDA	588	(7,876)
Non-cash stock compensation expense	746	1,136
Adjusted EBITDA	$1,334	$(6,740)

Index to Form 10-Q

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

For a complete discussion of our critical accounting policies, refer to the notes to the consolidated financial statements and management’s discussion and analysis in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 15, 2012.

Contractual Obligations

For additional information about our contractual obligations as of December 31, 2011, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Commitments and Contingencies — Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC on March 15, 2012. Our long-term debt obligations are discussed in Note 5 to the consolidated financial statements included in this report.

Recent Accounting Pronouncements

For a complete discussion of recent accounting pronouncements, refer to Note 2 in the condensed consolidated financial statements included in this report.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk
In December 2011, we entered into a contract with a South African utility that will be transacted in South African Rand. Evaluating our strategy to minimize foreign exchange risk related to these operations is ongoing and we continue to monitor cash flows between international entities.
Interest Rate Risk
As of March 31, 2012, $15.0 million of outstanding debt was at floating interest rates. Based on outstanding floating rate debt of $15.0 million as of March 31, 2012, an increase of 1.0% in the market rate would result in an increase in our interest expense of approximately $0.2 million per year.
Market Value of Portfolio Investments
We maintain an investment portfolio of various holdings, types, and maturities. As of March 31, 2012, we had $13.5 million of investments in money market funds recorded at fair value on our balance sheet. While our investments are made in highly rated securities and in compliance with our investment policy, these investments are exposed to fluctuations in market values and could have a material impact on our financial position and results of operations.

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

Index to Form 10-Q

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

Risks Related to the Proposed Merger
If the proposed Merger does not occur, we will have incurred significant expense and may need to pay a termination fee.
On March 26, 2012, we entered into a Merger Agreement with affiliates of H.I.G. (see Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Report for additional information relative to the Offer and the Merger). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, Purchaser commenced the Offer to purchase all of the Company's outstanding shares of common stock at a price of $1.75 per share, without interest (less any applicable withholding taxes). The Offer was commenced by Purchaser and Parent on April 11, 2012. On May 10, 2012, the Company announced that the tender offer expired at 5:00 p,m., New York City time, on May 9, 2012 and that, as of the expiration time, 14,407,789 shares of the Company's common stock had been validly tendered and not withdrawn, including 744,898 shares that had been tendered pursuant to notices of guaranteed delivery, representing approximately 52.2% of the outstanding shares of the Company. H.I.G. Capital, LLC also announced on May 10, 2012 that , commencing immediately, Purchaser commenced a subsequent offering period to acquire all of the remaining untendered shares, commencing immediately and expiring at 11:59 p.m., New York City time, on Monday, May 14, 2012. During the subsequent offering period, the Company's stockholders who did not previously tender their shares of common stock in the offer may do so and Peak will accept for payment and promptly pay for such shares as they are tendered. Stockholders who tender shares during such period will receive the same $1.75 per share price, without interest and subject to applicable withholding taxes, that was paid in the tender offer. Procedures for tendering shares during the subsequent offering period are the same as during the initial offering period with two exceptions: (1) shares cannot be delivered by the guaranteed delivery procedure and (2) in accordance with SEC rules, shares tendered during the subsequent offering period may not be withdrawn.
The obligation of Purchaser and Parent to consummate the Merger is subject to customary conditions. We cannot assure you that these conditions will be met or that the Merger will close in the expected time frame or at all. Accordingly, investors should not place undue reliance on the occurrence of the proposed Merger.
If the Merger does not occur, we will nonetheless remain liable for the significant expenses that we have incurred related to the transaction, including the fees of our legal and financial advisors. In addition, if the Merger Agreement is terminated, under certain specified circumstances, we will be required to pay Purchaser a termination fee of $1.0 million, $1.2 million or $1.9 million, depending on the circumstances under which the Merger Agreement is terminated. Also, under certain specified circumstances, we will be required to reimburse Purchaser for its actual expenses incurred in connection with the proposed transaction, subject to a $1.5 million cap. Should the Merger Agreement be terminated in circumstances under which the termination fee and/or such expense reimbursement are payable, our financial results could be negatively impacted.

Index to Form 10-Q

The market price of our common stock has been, and may continue to be, materially affected by the Offer and the proposed Merger.
The current market price of our common stock may reflect, among other things, the anticipated outcome of the Offer and the Merger. The current market price traded higher than the price before the Offer was commenced on April 11, 2012. If the Offer and Merger are not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the proposed transaction will be completed. There can be no assurance in this regard or as to any other forward-looking statements or matters relating to our stock price, which are subject to numerous uncertainties and matters beyond our control.
If a sufficient number of shares are not tendered pursuant to the pending tender offer to allow Purchaser to meet the threshold for a short-form merger under Delaware law and Purchaser is not able to utilize the Top Up Option in accordance with the Merger Agreement for any reason to reach the threshold for a short-form merger, the merger may not be completed and our business could be impaired.
If Purchaser is tendered a number of shares of our common stock that amounts to at least 90% plus 1 share of our outstanding common stock (the “Short Form Threshold”), the proposed merger can be effected without a vote of our stockholders. If Purchaser does not acquire enough shares to meet the Short Form Threshold, including through the use of the Top Up Option (as defined in the Merger Agreement) and the subsequent offering period, we would be required to obtain the approval of our stockholders to consummate the Merger. Although this would not prevent the Merger from occurring because Purchaser would control a sufficient number of our shares to approve the merger, it would delay the completion of the merger and could create uncertainty for Comverge and our business could be adversely affected.
Uncertainties associated with the Offer and proposed Merger may cause a loss of employees and may otherwise materially adversely affect our business operations.
The announcement and pendency of the Offer and Merger, whether or not consummated, could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our customers, vendors, and employees, which could materially and adversely affect our business and results of operations. In particular, we could lose important personnel who decide to pursue other opportunities in light of the Offer and Merger and we could fail to attract and retain highly skilled and qualified employees in light of the uncertainty surrounding the Offer and Merger, both of which could materially adversely affect our ability to compete. In addition, we could potentially lose customers or suppliers, or customer orders could be delayed or decreased. In addition, we have diverted, and will continue to divert, significant management and employee attention and resources in an effort to complete the Offer and Merger, which could materially and adversely affect our business and results of operations. A delay in the consummation of the Merger may exacerbate the occurrence of these events.
The Merger Agreement contains restrictive covenants that may limit our ability to respond to changes in market conditions or pursue business opportunities.
The Merger Agreement contains restrictive covenants that limit our ability to take certain significant actions during the period prior to the consummation of the Merger absent the consent of Purchaser. Although the Merger Agreement provides that Purchaser will not unreasonably withhold its consent, there can be no assurances that it will grant such consent when and if requested. These restrictions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities, or fund capital expenditures, any of which could have a material and adverse effect on the prospects of our business, which could be detrimental to our stockholders in the event the Offer and Merger are not completed.
We are involved in litigation relating to the Merger Agreement that could divert Management's attention and harm our business.
As described in Part II, Item 1 of this quarterly report, “Legal Proceedings”, we and the individual members of our board of directors have been named as defendants in a number of lawsuits related to the Merger Agreement and the proposed Merger. These suits generally allege, among other things, that the Company's directors breached their fiduciary duties in connection with the Offer and Merger and that some or all of Comverge, Parent, Purchaser and H.I.G. aided and abetted the breaches. The actions purport to be brought individually and on behalf of similarly situated public shareholders of the Company and seek various forms of relief, including an injunction of the Offer and Merger, rescission of the Offer and Merger to the extent it is consummated prior to the entry of a final judgment, an accounting to the plaintiffs and the class for any damages suffered as a result of the defendants' alleged wrongdoing, and the costs and expenses of the actions. Although we believe these suits are without merit, the defense of these suits may be expensive and may divert Management's attention and resources, which could adversely affect our business.

Index to Form 10-Q

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.
Our executive officers and directors may have interests in the merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock and the potential receipt of change in control payments by certain of our executive officers in connection with the proposed Merger.
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

On November 29, 2011, we entered into a Common Stock Purchase Agreement (“Purchase Agreement”) with Aspire Capital Fund LLC (“Aspire Capital”). Under the terms of the Purchase Agreement, we have a right to sell up to a maximum of 100,000 shares per day, which total may be increased by mutual agreement up to an additional 1,000,000 shares per day up to an aggregate maximum of $10.0 million. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The Purchase Agreement provides that we only may sell shares of our common stock to Aspire Capital on business days on which the closing sale price of our common stock equals or exceeds $1.00. If the Agreement and Plan of Merger with Peak Holding Corp. (as defined below) is consummated, the Purchase Agreement with Aspire Capital will be terminated.

In addition, on March 26, 2012, we entered into an Agreement and Plan of Merger, referred to as the Merger Agreement, with Peak Holding Corp., referred to as Parent, and Peak Merger Corp, a wholly owned subsidiary of Parent and referred to as the Purchaser. Parent is a subsidiary of H.I.G. Capital, LLC. Pursuant to the terms of the Merger Agreement, and on the terms and subject to the conditions thereof, among other things, the Purchaser commenced on April 11, 2012 a cash tender offer, referred to as the Offer, to acquire all of the outstanding shares of common stock of Comverge, which we refer to collectively as the Shares, at a price of $1.75 per share in cash, without interest, and less any required withholding taxes, referred to as the Offer Price. The Purchaser's obligation to accept for payment and pay for Shares tendered in the Offer is subject to certain conditions, including, among other things, a minimum number of Shares that must be tendered. The consummation of the Offer is not subject to any financing condition. Following the completion of the Offer and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, including, if required, approval by the stockholders of Comverge, the Purchaser will merge with and into Comverge, with Comverge surviving as a wholly owned subsidiary of Parent. At the effective time of the merger, the Shares not purchased pursuant to the Offer, other than shares held by Comverge, Parent, Purchaser, any subsidiary of Parent or by stockholders of Comverge who have perfected their statutory rights of appraisal under Delaware law, will be converted into the right to receive $1.75 per share in cash, without interest, and less any required withholding taxes. Under the terms of the Merger Agreement, each outstanding option to purchase Shares will be deemed exercised and cancelled, with each former holder thereof receiving an amount in cash equal to the excess, if any, of the Offer Price over the exercise price thereof multiplied by the number of shares subject to such option.
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

Index to Form 10-Q

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

Payments from long-term contracts represent our estimate of the total payments that our contracts allow us to receive over the course of the contract term. Our estimated payments from these long-term contracts are based on a number of assumptions. The expectations regarding our annual and multi-year contracts include assumptions relating to purchase orders received, contractual anticipated order volumes and purchase orders that we expect to receive under a contract if it is extended based on amounts and timing of historical purchases. We also assume that we will be able to meet our obligations under these contracts on a timely basis. The expectations regarding the build-out of our turnkey and capacity contracts are based on our experience to date in building out the load management systems as well as future expectations for continuing to enroll participants in each contract's service territory. In some instances, we may not build out at the anticipated rate due to, among other things, enrollment rates varying from our expectations. We have also included assumptions for how we believe the programs will perform during the measurement and verification tests. If we are not able to meet this build-out schedule, we have higher than expected withdrawal by consumers from our programs or if the measurement and verification results are lower than expected, we may not be able to receive the full amount of estimated payments from long-term contracts. While we have historically recorded a $0.3 million penalty per megawatt in liquidated damages for each megawatt that we believed we would not fulfill for our energy efficiency contracts, we have not reduced our anticipated payments from long-term contracts for any penalties. As of March 31, 2012, we anticipated a potential payment of $0.1 million in liquidated damages for our energy efficiency contracts based on our build-out rate for the 2012 program year. We have also assumed that no contracts will be terminated for convenience or other reasons by our customers and that the rate of replacement of participant terminations under our capacity contracts will remain consistent with our historical average. Changes in our estimates or any of these assumptions, the number of load control devices installed, changes in our measurement and verification test results and payments, contracts being rescheduled, canceled or renewed, disputes as to actual capacity provided, or new contracts being signed before existing contracts are completed, and other factors, may result in actual payments from long-term contracts being significantly lower than estimated payments from long-term contracts. A comparison of estimated payments from long-term contracts from period to period is not necessarily meaningful and may not be indicative of actual payments. In addition, the timing of payments from long-term contracts and revenue recognition may vary period to period.

Our backlog represents our estimate of revenues from commitments, including purchase orders and long-term contracts, that we expect to recognize over the course of the next 12 months. The inaccuracy of any of our estimates and other factors may result in actual results being significantly lower than estimated under our reported backlog. Material delays, market conditions, cancellations or payment defaults could materially affect our financial condition, results of operation and cash flow. Accordingly, a comparison of backlog from period to period is not necessarily meaningful and may not be indicative of actual revenues. As of March 31, 2012, we had contractual backlog of $153 million through March 31, 2013.
Our loan and security agreements contain financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in our loan and security agreements, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity and our business.
Our loan and security agreements contain covenants that limit our ability to operate our business, invest, sell assets, create liens or make distributions or other payments to our investors and creditors. All of these restrictions may limit our ability to take advantage of potential business opportunities as they arise. For instance, provisions in our loan and security agreements with SVB, Grace Bay and Peak Holding impose restrictions on our ability to, among other things: incur more debt; pay dividends

Index to Form 10-Q

and make distributions; make certain investments; redeem or repurchase capital stock; create liens; enter into transactions with affiliates; and merge or consolidate.

The SVB Forbearance and Amendment provides that SVB will forbear on its rights to exercise any rights and remedies available to it pursuant to the Loan and Security Agreement dated November 6, 2008, as amended (the “SVB Loan Agreement”). The Company paid $0.2 million in a forbearance fee and reimbursed SVB for reasonable costs and expenses related to the forbearance agreement, which were recorded to interest expense in the period. The Company also recorded a $0.3 million fee to interest expense that will be paid on the termination of the forbearance period. Unless otherwise terminated earlier, the forbearance set forth in the SVB Forbearance and Amendment terminates on July 10, 2012. The forbearance period; however, terminates immediately upon the occurrence of any event of default under the SVB Loan Agreement. Additionally, the forbearance period will terminate if the Company breaches the terms of the forbearance set forth in the SVB Forbearance and Amendment. Upon termination of the forbearance period, SVB may pursue any and all rights and remedies it may have with respect to events of default under the SVB Loan Agreement. Further, in the event one of the forbearance agreements (the Grace Bay Forbearance Agreement, the NPA Forbearance Agreement or the SVB Forbearance and Amendment) terminates, all of the forbearance agreements terminate. In addition to the forbearance terms set forth in the SVB Forbearance and Amendment, the agreement also amends the SVB Loan Agreement with respect to certain matters. The SVB Loan Agreement is amended to set the maturity date at July 10, 2012, which maturity date may be extended to December 31, 2012, if the Company consummates a sale of the Company pursuant to the Merger Agreement or with another acquiring party with respect to a Superior Proposal. Additionally, the SVB Loan Agreement has been amended to terminate the Company's ability to borrow under the revolver set forth in the SVB Loan Agreement and requires that the outstanding term loans and revolving balance be repaid in full. The Company paid the outstanding balance of the loan on March 26, 2012. Pursuant to the SVB Forbearance and Amendment the Company will have the ability to issue new letters of credit, however new letters of credit issued under the facility must be fully cash collateralized. The amendment establishes the tangible net worth and adjusted quick ratio for 2012. For the quarter ending March 31, 2012, the Company must maintain tangible net worth of $49.0 million. As of March 31, 2012, the Company must measure an adjusted quick ratio of 0.80:1.00. The amendment also changes the calculation of the borrowing base to include certain PJM bi-lateral transactions. The amendment no longer includes a minimum cash requirement, which was previously $20.0 million.
Our failure to meet the covenants and financial tests contained in, and any event of default under, our loan and security agreements, could have a material adverse effect on our financial condition.
The SVB, Grace Bay and Peak Holding loan and security agreements contain customary covenants, including covenants which require us to meet specified financial ratios and financial tests. The Grace Bay agreement sets forth quarterly revenue targets that if not maintained, give Grace Bay the right to require us to make monthly repayments of the loan balance over the remaining term of the loan. For the fiscal quarter ended December 31, 2011, we were not able to meet the revenue targets in the Grace Bay agreement and Grace Bay has requested that we begin making amortization payments. Such amortization payments are front-loaded, such that 45% of the loan balance ($6.8 million as of December 31, 2011) would be due over the first twelve months. If we comply with succeeding measurement periods, we may prospectively cease monthly amortization of the loan; provided however, Grace Bay may again exercise its amortization right under the loan agreement if we fail to meet future minimum revenue targets. In letters dated February 27, 2012 and March 1, 2012, Grace Bay also alleged that we are in default under the Grace Bay agreement. An event of default in the Grace Bay agreement triggers a cross-default in the SVB loan and security agreement. Such events of default may result in the acceleration of the maturity of indebtedness outstanding under these agreements, which would require us to repay all amounts outstanding. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. As of the date of this filing of Form 10-K, the Company has not received notice to accelerate the debt and would contest any such acceleration. Our ability to repay our indebtedness and meet the revenue targets in the Grace Bay loan and security agreement is dependent on us securing new customers. There can be no guarantee that we will be able to add customers and the related additional revenue sufficient to repay our indebtedness or meet such revenue targets.
Furthermore, under the Grace Bay Loan Agreement, interest is payable monthly, on the first day of each month for interest accrued during the prior month. While Partners for Growth, III, L.P. (“PFG”) (Grace Bay's predecessor-in-interest) held the convertible note under the Loan Agreement, PFG had consistently initiated an automated funds transfer from Comverge's accounts on the first day of each month for the required interest payments, including on March 1, 2012, the date after which Grace Bay had acquired 51% of the convertible note. The Company anticipated that interest payments would continue to be made in such manner, but no such automated funds transfer was initiated on April 1, 2012. On April 17, 2012, upon discovering that such automated funds transfer had not been initiated by Grace Bay, the Company immediately notified Grace Bay. On April 18, 2012, the Company tendered the interest payment (the “April 1 Interest Payment”) and Grace Bay accepted such payment. Grace Bay also agreed to waive any alleged Defaults or Events of Default (as defined in each of the Grace Bay Loan Agreement), if any, and Material Defaults (as defined in each of the Grace Bay Forbearance Agreement and the Peak

Index to Form 10-Q

Forbearance Agreement, respectively), if any, arising as a result of or in connection with the April 1 Interest Payment, but also reserved its rights with respect to any other and/or future Events of Default or Material Defaults.
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
We are occasionally required to provide letters of credit, bid bonds or performance bonds to secure our performance under customer contracts or open market programs. Our ability to obtain such bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and external factors beyond our control, including the overall capacity of the surety market. Surety companies consider those factors in relation to the amount of our tangible net worth and other underwriting standards that may change from time to time. Events that affect surety markets generally may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. In addition, some of our customers also require collateral in the form of letters of credit to secure performance or to fund possible damages as the result of an event of default under our contracts with them. As of March 31, 2012, we had $25.0 million of letters of credit outstanding from the facility. If we enter into significant long-term agreements or increase our offering in certain open market power pools and either of which require the issuance of letters of credit, our liquidity could be negatively impacted. Our inability to obtain adequate bonding or letters of credit and, as a result, to bid or enter into significant long-term agreements, could have a material adverse effect on our future revenues and business prospects.
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

Index to Form 10-Q

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

Index to Form 10-Q

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

Index to Form 10-Q

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
We typically operate our capacity programs through long-term, fixed price contracts with our utility customers. Under our base load contracts, our utility customers make periodic payments based on verified load reduction after inspecting and confirming

Index to Form 10-Q

the capacity reduced through energy efficiency measures. While the base load is able to be permanently reduced once the energy efficiency devices are installed and verified, the utility often retains the right to conduct follow up inspections for subsequent years. If the energy consumer removes the installed devices, shuts down operations or vacates the physical premises, there is the potential that any subsequent inspection by our utility customer would result in a lower amount of base load reduced capacity than originally verified, which may consequently obligate us to pay a penalty. In addition, our base load contracts require building out a specified amount of capacity (megawatts) at pre-determined dates throughout the contract life. Due to our potential participants' limited capital spending and increased competition in the marketplace, we are experiencing challenges in meeting certain contractual build-out milestones in a timely manner. If we fail to fulfill the required contracted capacity by the dates specified in our contracts, we would be obligated to pay penalties of up to $0.3 million per megawatt that we fail to obtain in 2012. As of March 31, 2012, we have recorded potential liquidated damages for capacity fulfillment delays related to certain 2012 contractual milestones.

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

Index to Form 10-Q

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

Index to Form 10-Q

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

Index to Form 10-Q

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

Many key responsibilities of our business have been assigned to a relatively small number of individuals. Our future success depends to a considerable degree on the vision, skills, experience and effort of our senior management team, including R. Blake Young, our President and Chief Executive Officer; David Mathieson, our Executive Vice President and Chief Financial Officer; Steve Moffitt, our Executive Vice President and Chief Operating Officer; George Hunt, our Senior Vice President, Commercial and Industrial; David Ellis, our General Manager, International; Matthew Smith, our Senior Vice President, General Counsel and Secretary; Teresa Naylor, our Senior Vice President of Human Resources; and Brent Dreher, Senior Vice President, Utility Sales. On April 7, 2012, Mr. Arthur Vos IV submitted his resignation as our Senior Vice President of Utility Sales and Chief Technology Officer. Mr. Vos will remain in the Company's employ until May 14, 2012. Mr. Dreher joined the Company effective May 1, 2012 as the Company's new Senior Vice President, Utility Sales. We do not maintain key-person insurance on any of these individuals. Any loss or interruption of the services of any of our key employees could significantly reduce our ability to effectively manage our operations and implement our strategy.
The success of our businesses depends in part on our ability to develop new products and services and increase the functionality of our current products.

From January 1, 2001 through March 31, 2012, we have invested over $27.4 million in research and development costs associated with our current products. From time to time, our customers have expressed a need for increased functionality in our products and software. In response, and as part of our strategy to enhance our solutions and grow our business, we plan to continue to make substantial investments in the research and development of new technologies. Our future success will depend in part on our ability to continue to design and manufacture new competitive products and software, to enhance our existing products and to provide new value-added services. Product development initiatives will require continued investment, and we may experience unforeseen problems in the performance of our technologies or products, including new technologies that we develop and deploy. Furthermore, we may not achieve market acceptance of our new products, solutions and software. In the past, we incurred significant costs to develop a specific product for large commercial and industrial customers that has found limited market acceptance. If we are unable to develop new products and services, or if the market does not accept such products and services, our business and results of operations will be adversely affected. In addition, if we are unable to maintain low costs for established products supplied under fixed fee contracts, our business and results of operations will be adversely affected.
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

Index to Form 10-Q

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

Index to Form 10-Q

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

Our business and operations have expanded rapidly since our inception. For example, from January 1, 2003 through March 31, 2012, the number of our employees increased by 630%, growing from 70 to 511. To continue expanding our customer base effectively and to meet our growth objectives for the future, we are currently working to fill multiple positions within our company. In addition, we must continue to successfully train, motivate and retain our existing and future employees. In order to manage our expanding operations, we will also need to continue to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we are not able to hire, train and retain the necessary personnel, or if these operational and reporting improvements are not implemented successfully, the quality of our products and services could materially suffer as a result and cause us to lose customers.
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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital in the future through the sale of our equity securities. Under our fifth amended and restated certificate of incorporation, we are authorized to issue up to 150,000,000 shares of common stock, of which 27,479,908 shares of common stock were outstanding as of March 31, 2012. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock, or the perception of such sales or issuances, would have on the market price of our common stock.
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
Shares offered to Aspire Capital under the Purchase Agreement between us and Aspire Capital may be sold over a period of up to 24 months from the date of the agreement. The number of shares ultimately offered for sale to Aspire Capital is dependent upon the number of shares we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock under the Purchase Agreement may cause the trading price of our common stock to decline. As of March 31, 2012, we have issued 1,400,000 shares of common stock under the Purchase Agreement, excluding the 144,927 Commitment Shares. After Aspire Capital has acquired shares pursuant to the Purchase Agreement, it may sell all, some or none of those shares.
Aspire Capital may ultimately purchase all, some or none of the $10.0 million of our common stock together with the 144,927 shares of common stock we refer to as the Commitment Shares. Sales to Aspire Capital by us pursuant to the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital in this offering, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital and the Purchase Agreement may be terminated by us at any time at our discretion without any cost to us. If the Agreement and Plan of Merger with Peak Holding Corp. is consummated, the Purchase Agreement with Aspire Capital will be terminated.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2012.

The following table presents shares of our common stock surrendered by employees during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 2012	505	$1.34
February 2012	33,486	$1.43
March 2012	9,075	$1.42
(1) Represents shares of the Company's common stock surrendered by employees to exercise stock options and to satisfy tax withholding obligations on vested restricted stock and stock option exercises pursuant to the Amended and Restated 2006 Long-Term Incentive Plan, as amended.

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

Comverge, Inc.
(Registrant)

May 10, 2012	/s/R. Blake Young
(Date)	R. Blake Young
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2012	/s/David Mathieson
(Date)	David Mathieson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)